Form 10-Q
period 1995-03-31
MGI PHARMA INC
filed 1995-05-09
CIK 702131

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C.  20549

                                   FORM 10-Q

(Mark One)

          [x] Quarterly report pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934
                For the quarterly period ended March 31, 1995.
                                               ---------------

         [ ] Transition report pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934
          For the transition period from ____________ to____________.


Commission File Number:  0-10736
                         -------

                               MGI PHARMA, INC.
                               ----------------
            (Exact name of registrant as specified in its charter)

           Minnesota                                        41-1364647
- --------------------------------                    --------------------------
(State or other jurisdiction of                          (I.R.S. employer
 incorporation or organization)                       identification number)

     Suite 300E, Opus Center
       9900 Bren Road East
    Minneapolis, Minnesota 55343                          (612) 935-7335
  ------------------------------                  ------------------------------
(Address of principal executive                      (Registrant's telephone
     offices and zip code)                         number, including area code)

Indicate by check mark, whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

       Yes    X                         No
            -----                           -----


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

   Common Stock, $.01 par value                    12,707,730 shares
   ----------------------------             --------------------------------
             (Class)                          (Outstanding at May 4, 1995)

                                FORM 10-Q INDEX

                                MGI PHARMA, INC.



                                                            Page
                                                            Number
                                                            ------
PART I.   FINANCIAL INFORMATION

  Item 1.   Financial Statements

              Consolidated Balance Sheets - March 31,
              1995 (unaudited) and December 31, 1994

              Consolidated Statements of Operations
              (unaudited) - Three Months Ended March 31,
              1995 and 1994

              Consolidated Statements of Cash Flows
              (unaudited) - Three Months Ended March 31,
              1995 and 1994

              Notes to Consolidated Financial Statements
              (unaudited)

  Item 2.   Management's Discussion and Analysis of
            Financial Condition and Results of Operations


PART II.    OTHER INFORMATION


SIGNATURES

                         PART I - FINANCIAL INFORMATION


Item 1. Financial Statements
- ----------------------------

                          CONSOLIDATED BALANCE SHEETS

                                MGI PHARMA, INC.



                                               March 31,    December 31,
                                                  1995          1994
                                              ------------  ------------
                                              (unaudited)
ASSETS
- ------

Current assets:
  Cash and cash equivalents                   $ 4,779,199    $ 6,728,006
  Short-term investments                        9,845,940      9,908,584
  Receivables, less allowances of $376,751
    and $347,823                                  596,547        283,636
  Inventories                                   1,404,793      1,386,909
  Prepaid expenses                                275,678        595,746
                                              -----------    -----------

     Total current assets                      16,902,157     18,902,881

Equipment and furniture, at cost                  315,308        359,393
  less accumulated depreciation of
  $606,060 and $624,122

Intangible assets, net of accumulated             353,750        371,666
  amortization of $7,851,499 and
  $7,833,583

Other assets                                      426,207        448,515
                                              -----------    -----------

Total assets                                  $17,997,422    $20,082,455
                                              ===========    ===========

(Continued)



CONSOLIDATED BALANCE SHEETS
Page 2
                                            March 31,    December 31,
                                              1995           1994
                                          ------------   ------------
                                          (unaudited)

LIABILITIES AND STOCKHOLDERS' EQUITY
- ------------------------------------

Current liabilities:
  Accounts payable                        $  1,225,717   $  1,752,555
  Accrued expenses                           1,257,695      1,499,702
  Unearned revenue                             583,333        777,778
  Other current liabilities                     49,007         14,124
                                          ------------   ------------

     Total current liabilities               3,115,752      4,044,159
                                          ------------   ------------

Common stockholders' equity:
  Common stock, $.01 par value,
    30,000,000 authorized shares,
    11,951,244 and 11,945,544
    issued shares                              119,512        119,455
  Additional paid-in capital                79,731,510     79,706,292
  Notes receivable from officers              (480,318)      (565,586)
  Accumulated deficit                      (64,489,034)   (63,221,865)
                                          ------------   ------------

     Total common stockholders' equity      14,881,670     16,038,296
                                          ------------   ------------

Total liabilities and
  stockholders' equity                    $ 17,997,422   $ 20,082,455
                                          ============   ============

_____________________________________

See accompanying notes to consolidated financial statements.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                MGI PHARMA, INC.




                                              Three Months Ended
                                         ----------------------------
                                                  March 31,
                                         ----------------------------
                                             1995           1994
                                         -------------  -------------
                                                 (unaudited)
Revenues:
  Sales                                   $   937,140    $   387,899
  Licensing                                 1,337,485        104,637
  Interest and other                          236,003        199,619
                                            2,510,628        692,155
Costs and Expenses:
  Research and development                  1,547,795      1,183,336
  Cost of sales                               112,893         70,464
  Selling, general and administrative       2,099,193      1,793,832
  Amortization of intangible assets            17,916        388,309
                                          -----------    -----------
                                            3,777,797      3,435,941
                                          -----------    -----------

Net loss                                  $(1,267,169)   $(2,743,786)
                                          ===========    ===========


Net loss per common share                 $     (0.11)   $      (0.24)

Weighted average number of
  common shares outstanding                11,950,991      11,611,294



See accompanying notes to consolidated financial statements.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                MGI PHARMA, INC.

                                                Three Months Ended March 31,
                                               ------------------------------
                                                    1995            1994
                                               ---------------  -------------
                                                 (unaudited)     (unaudited)
OPERATING ACTIVITIES:
Net loss                                          $(1,267,169)   $(2,743,786)
Adjustments for non-cash items:
  Depreciation and asset amortization                  47,545        423,060
  Unearned revenue amortization                      (194,445)            --
  Facility rent abatement                             (25,027)       (19,393)
  Other                                                26,756         25,698
Change in operating assets and liabilities:
  Receivables                                        (312,911)        38,365
  Inventories                                         (17,884)      (459,060)
  Prepaid expenses                                    320,068       (254,486)
  Accounts payable and accrued expenses              (755,348)    (1,220,168)
  Other current liabilities                            34,883         52,470
                                                  -----------    -----------

Net cash used in operating activities              (2,143,532)    (4,157,300)
                                                  -----------    -----------

INVESTING ACTIVITIES:
  Purchase of investments                          (6,812,592)    (4,263,946)
  Maturity of investments                           6,875,236      8,991,734
  Purchase of equipment and furniture                    (770)       (73,216)
  Other                                               107,576         (9,617)
                                                  -----------    -----------
Net cash provided by investing activities             169,450      4,644,955
                                                  -----------    -----------

FINANCING ACTIVITIES:
  Issuance of shares under stock
    plans                                              25,275        233,440
                                                  -----------    -----------
Net cash provided by financing
  activities                                           25,275        233,440
                                                  -----------    -----------
Increase (decrease) in cash and cash
  equivalents                                      (1,948,807)       721,095

Cash and cash equivalents at
  beginning of period                               6,728,006      4,684,085
                                                  -----------    -----------

Cash and cash equivalents at
  end of period                                   $ 4,779,199    $ 5,405,180
                                                  ===========    ===========
- -----------------------------------

See accompanying notes to consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)

                                MGI PHARMA, INC.


(1)  Basis of Presentation
     ---------------------

MGI PHARMA, INC. ("MGI" or the "Company") is a pharmaceutical company that acquires, develops and markets pharmaceuticals that address unmet medical needs. The Company is initially focused on products that treat cancer or improve the quality of life for cancer patients.

The consolidated financial statements include the accounts of the Company and Molecular Genetics Research, Inc., its wholly owned subsidiary, for all periods presented until it was merged into MGI and ceased to exist in November 1994.
The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal, recurring accruals) considered necessary for fair presentation have been included. Interim results may not be indicative of annual results. For further information, refer to the consolidated financial statements and footnotes included in the Company's report on Form 10-K for the year ended December 31, 1994.

(2)  Loss Per Common Share
     ---------------------

Loss per common share is based upon the weighted average number of shares outstanding during each period. Common stock equivalents are not included as their effect is antidilutive.

(3)  Short-Term Investments
     ----------------------

Held-to-maturity investments at March 31, 1995, including estimated fair value based on quoted market prices or valuation models, are summarized in the following table:

                                                                      Estimated
                                                          Cost        Fair Value
                                                       ----------     ----------
Bankers acceptance                                     $  984,778     $  984,778
Eurodollar certificates                                 1,009,458      1,009,458
Commercial paper                                        7,851,704      7,851,704
                                                       ----------     ----------
Short-term investments                                 $9,845,940     $9,845,940
                                                       ==========     ==========


(4) Inventories
    -----------

Inventories at March 31, 1995, and December 31, 1994, are summarized in the following table:

                                                    1995            1994
                                                 ----------     ----------
    Raw materials and supplies                   $   20,110     $  145,164
    Work in process                                 222,371         14,676
    Finished goods                                1,162,312      1,227,069
                                                 ----------     ----------
        Total                                    $1,404,793     $1,386,909
                                                 ==========     ==========

Inventories are stated at the lower of cost or market. Cost is determined on a first-in, first-out basis.

(5) Accrued Expenses
    ----------------

Accrued expenses at March 31, 1995, and December 31, 1994, are summarized in the following table:

                                                    1995           1994
                                                 ----------     ----------
    Product development commitments              $  343,350     $  477,358
    Bonuses                                         171,487        226,776
    Other accrued expenses                          742,858        795,568
                                                 ----------     ----------
                                                 $1,257,695     $1,499,702
                                                 ==========     ==========


(6)  Strategic Alliance
     ------------------

During June 1994, in conjunction with granting Kissei Pharmaceutical Co., Ltd., a Japanese pharmaceutical company, an option to license commercial rights in Japan for Salagen(R) Tablets, MGI issued 217,054 shares of common stock to Kissei Pharmaceutical at a premium over market value. The issuance premium of $1,166,667 will be amortized evenly through December 31, 1995, with the unamortized balance of $583,333 at March 31, 1994 recorded as unearned licensing revenue in the accompanying balance sheet. Proceeds of $3.5 million from the stock issuance are being used to supplement funding of MGI's clinical studies with Salagen(R) Tablets as a potential treatment for chronic dry mouth symptoms resulting from Sjogren's syndrome.

(7)  Stock Incentive Plans
     ---------------------

Under stock incentive plans, designated persons (including officers, directors and employees) have been or may be granted rights to acquire Company common stock. These rights include, but are not limited to, stock options, limited stock appreciation rights and restricted stock units. At March 31, 1995, 3,076,304 shares of common stock remain reserved for issuance to employees and nonemployees of which 1,418,932 remain available for grant (includes 150,500 authorized by the Company's Board of Directors for the purpose of future technology acquisitions) and options to purchase 1,657,372 shares of common stock were outstanding, of which 686,122 were execisable. Options outstanding had a weighted average exercise price of $8.58 per share.

Loans to officers were made for their exercises of options and payment of associated tax obligations. The loans are full recourse, unsecured obligations with principal and accrued interest payable on demand. At March 31, 1995, $581,349 of principal remains outstanding. The portion required to exercise options is presented as "Notes receivable from officers" within common shareholders' equity and the remaining balance is presented as "Other assets" in the accompanying balance sheet.

(8)  Stockholders' Equity
     --------------------

Changes in common stock and additional paid-in capital were as follows:


                                                                              Notes
                                            Common stock        Additional  receivable
                                      -----------------------    paid-in       from
                                         Shares     Par value    capital     officers
                                      ------------  ---------  -----------  ----------
THREE MONTHS ENDED MARCH 31, 1994:

Balance at
  December 31, 1993                     11,557,491   $115,575  $76,592,239  $(437,388)

Exercise of stock options                   77,931        779      232,661         --
Employee retirement savings
  plan contribution                          1,170         12       17,246         --
Note payment                                    --         --           --     10,875
                                        ----------   --------  -----------  ---------

Balance at
  March 31, 1994                        11,636,592   $116,366  $76,842,146  $(426,513)
                                        ==========   ========  ===========  =========

THREE MONTHS ENDED MARCH 31, 1995:

Balance at
  December 31, 1994                     11,945,544   $119,455  $79,706,292  $(565,586)

Exercise of stock options                    5,700         57       25,218         --
Note payment                                    --         --           --     85,268
                                        ----------   --------  -----------  ---------

Balance at
  March 31, 1995                        11,951,244   $119,512  $79,731,510  $(480,318)
                                        ==========   ========  ===========  =========

(9)  Stockholders' Equity
     --------------------

In April 1995, MGI issued 750,000 shares of common stock to Dainippon Pharmaceutical Co., Ltd. in conjunction with granting Dainippon an option to license commercial rights in Japan for acylfulvenes, a family of early stage anti-tumor compounds. Net proceeds of $2,837,688 were received from this issuance.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview
- --------

MGI PHARMA, INC. ("MGI" or the "Company") is a pharmaceutical company which acquires, develops and markets pharmaceuticals that address unmet medical needs. The Company is initially focused on products that treat cancer or improve the quality of life for cancer patients.

In March 1994, MGI received approval from the Food and Drug Administration ("FDA") to market Salagen(R) Tablets for treatment of radiation-induced dry mouth in head and neck cancer patients. Product launch in the U.S. occurred during the 1994 second quarter. The rate at which Salagen(R) Tablets penetrate the market will likely be the primary determinant of the Company's operating results and rate of investment in other development programs.

Commercialization of Salagen(R) Tablets outside the United States is being accomplished through licensing relationships in various geographic territories. In 1994, commercialization rights for Canada and Japan were granted to The Upjohn Company of Canada and Kissei Pharmaceutical Co. Ltd., respectively. These alliances follow the 1992 granting of commercialization rights for Europe to Chiron Therapeutics.

Results of Operations
- ---------------------

The Company's net loss of $1,267,169 in the 1995 first quarter compares with a net loss of $2,743,786 in the corresponding 1994 period. The decreased loss in 1995 primarily reflects increased sales revenue due to the launch of Salagen(R) Tablets and increased licensing revenue due to the strategic alliance agreements with Chiron Therapeutics and Kissei Pharmaceutical, including a $1 million non-recurring milestone payment. These increases were partially reduced by an increase in selling expenses associated with the continuing promotion of Salagen(R) Tablets, an increase in research and development expense, and reduced sales of DIDRONEL(R) I.V. Infusion (a treatment for hypercalcemia of malignancy).

With the launch of Salagen(R) Tablets in the 1994 second quarter, sales revenues increased significantly to $2,874,490 primarily as a result of initial stocking of wholesale and retail inventory distribution channels. Following this initial stocking increase, 1994 third quarter sales predictably declined as wholesale and retail inventories adjusted to match early demand. In addition, an aggressive sampling program dampened near-term demand following launch. Sales revenues were $405,405, $608,233 and $937,140 in the 1994 third and fourth quarters and the 1995 first quarter, respectively. These increases were almost exclusively due to increasing sales of Salagen(R) Tablets. A continuing pattern of increasing sales revenues is important for achievement of management's goal of making MGI sustainably profitable.

The medical condition addressed by Salagen(R) Tablets had no prescription pharmaceutical treatment prior to approval of this drug. Substantial effort has been directed by the Company toward development of this new market, and to date the cost of this selling effort has exceeded sales revenues.

The rate of sales growth following initial stocking of Salagen(R) Tablets has been markedly slower than originally anticipated. Management remains convinced that Salagen(R) Tablets are an effective and safe treatment for radiation-induced dry mouth in head and neck cancer patients and can provide significant relief to many patients. Also, management's evaluation of the patient population who could benefit from Salagen(R) Tablets remains unchanged. The rate at which the Company can increase sales of Salagen(R) Tablets will determine if reduction of Company expenses may be required.

Salagen(R) Tablets were launched in the 1994 second quarter, so no sales of this product occurred in the 1994 first quarter. The 1995 increase in sales revenue is due to 1995 sales of Salagen(R) Tablets.

Cost of sales increased 60% from $70,464 in the 1994 first quarter to $112,893 in the 1995 first quarter. The 1995 increase in cost of sales results from increased sales of Salagen(R) Tablets. Management believes future cost of sales as a percent of sales will be significantly influenced by unit sales of Salagen(R) Tablets, because fixed production costs will be allocated across a larger base of production activity if unit sales increase.

Licensing revenue increased nearly twelvefold from $104,637 in the 1994 first quarter to $1,337,485 in the 1995 first quarter. The 1995 increase primarily results from a non-recurring $1,000,000 milestone payment from Chiron Therapeutics following approval of Salagen(R) Tablets for marketing in the United Kingdom. Future licensing revenue will likely fluctuate from one quarter to the next and between years depending on the achievement of milestones and level of recurring royalty generating activities by current partners, and the timing of initiating additional license relationships.

Interest and other income increased 18% from $199,619 in the 1994 first quarter to $236,003 in the 1995 first quarter. The 1995 increase results from increased investment yield, partially reduced by a decrease in funds available for investment. Until the Company realizes positive cash flow, whether from operations or outside funding, funds available for investments will continue to decline. Interest income would also decline, assuming yields remain constant.

Total research and development expense increased 31% from $1,183,336 in the 1994 first quarter to $1,547,795 in the 1995 first quarter. Expenses in 1995 primarily include continued development of Salagen(R)

Tablets, especially toward expansion of the approved indication, and an early stage anti-tumor compound.

Research and development expenses will likely fluctuate from one quarter to the next and between years depending on the phase of development for individual programs and the timing of these phases across all programs. In addition, the Company's pace of development will be influenced by continued safe and efficacious results from Company studies, regulatory decisions, and competitive circumstances. Development efforts in 1995 are expected to focus primarily on expansion of approved indications for Salagen(R) Tablets and an early stage anti-tumor compound. The scale of future development efforts will also depend on the Company's ability to generate positive cash flow from commercialization of Salagen(R) Tablets and other sources of funding.

Selling, general and administrative expenses increased 17% from $1,793,832 in the 1994 first quarter to $2,099,193 in the 1995 first quarter. The 1995 increase results from increased selling expenses associated with commercialization of Salagen(R) Tablets following the 1994 second quarter launch of this new product.

Using the purchase method of accounting to record acquisition of DIDRONEL(R) I.V. Infusion, acquired intangible assets were recorded at their estimated fair market value at their acquisition in 1990. The purchase price in excess of these values is recorded as goodwill. These assets are being amortized over their estimated useful lives (generally within five years, but ranging up to fifteen years) on a straight-line basis which resulted in $388,309 and $17,916 of amortization expense in the first quarters of 1994 and 1995, respectively. Amortization of recognized intangible assets will result in relatively nominal annual expense during the remainder of the amortization period.

Liquidity and Capital Resources
- -------------------------------

At March 31, 1995, the Company had cash and cash equivalents and investments of $14,625,139 and working capital of $13,786,405 compared to $16,636,590 and
$14,858,722, respectively, at December 31, 1994. During the three month period ended March 31, 1995, the Company used cash of $2,143,532 to fund its operating activities.

Cash in excess of current operating needs is invested in marketable debt securities in accordance with the Company's investment policy. This policy emphasizes principal preservation, so it requires strong issuer credit ratings and limits the amount of credit exposure from any one issuer or industry.

The Company recognizes that substantial amounts of capital will be required to finance continuing product development and commercialization efforts. Actual expenditures will depend on, among other things: the outcome of product development opportunities which may become available to the Company in the future, including acquisitions and other business combinations; the outcome of marketing initiatives and strategic marketing decisions; delays or changes in governmentally required testing and approval procedures; and technological and competitive developments. The degree to which commercialization of Salagen(R) Tablets is successful will influence future spending decisions.

To meet financing requirements, the Company will utilize existing liquid assets, interest earned thereon and other internally generated funds. In addition, the Company expects to continue to seek financial assistance from other sources, including contributions by others to joint ventures and other collaborative arrangements for developing, testing, manufacturing and marketing products. MGI may also finance working capital requirements and capital expenditures through borrowings, lease arrangements, additional equity offerings or other financing techniques.

For 1995, the Company adopted Statement of Financial Accounting Standards No. 119, Disclosures about Derivative Financial Instruments and Fair Value of Financial Instruments. SFAS No. 119, prescribes new disclosures about derivatives and other financial instruments. The Company does not currently purchase derivatives, so the effect of SFAS No. 119 on Company reporting will be deferred until, and if, the Company becomes a party to derivative transactions. The Company has already implemented the fair value disclosures prescribed by SFAS No. 119.

                                MGI PHARMA, INC.

                          PART II - OTHER INFORMATION


Item 5.  Other Information
- --------------------------

          On April 27, 1995, MGI PHARMA, INC. ("MGI") concluded an arrangement with Dainippon Pharmaceutical Co., Ltd. ("Dainippon"), whereby Dainippon was granted a six month option to acquire a license for the right to develop and market acylfulvenes, a family of early stage anti-tumor compounds, in Japan. As part of the arrangement, Dainippon purchased 750,000 unregistered shares of MGI common stock, approximately 6% of the total shares outstanding, for $3.875 per share.

          A copy of MGI's press release relating to the arrangement with Dainippon is attached hereto as an exhibit and incorporated by reference herein.

Item 6.  Exhibits and Reports on Form 8-K
- -----------------------------------------

(a)  LISTING OF EXHIBITS:

     11  Computation of Net Loss Per Common Share
     27  Financial Data Schedule
     99  Press Release dated April 27, 1995

(b)  REPORTS ON FORM 8-K

     There were no reports on Form 8-K filed during the three months ended March 31, 1995.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    MGI PHARMA, INC.

                                       /s/ James V. Adam
Date  May 9, 1995                   By ________________________________
                                    James V. Adam, Vice President,
                                    Chief Financial Officer,
                                    Secretary and Treasurer
                                    (authorized signatory and
                                     principal financial officer)

                                MGI PHARMA, INC.


                         Quarterly Report on Form 10-Q
                                    for the
                          Quarter Ended March 31, 1995



                                 EXHIBIT INDEX
                                 -------------


                                                                   Sequentially
 Exhibit                                                             Numbered
 Number                        Description                             Page
 ------                        -----------                         ------------

  11              Computation of Net Loss per Common Share

  27              Financial Data Schedule

  99              Press Release dated April 27, 1995