Form 10-Q
period 1995-06-30
MGI PHARMA INC
filed 1995-08-03
CIK 702131

                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C.  20549

                                   FORM 10-Q


(Mark One)

  [x] Quarterly report pursuant to Section 13 or 15(d) of the
                   Securities Exchange Act of 1934
         For the quarterly period ended JUNE 30, 1995.

  [_]  Transition report pursuant to Section 13 or 15(d) of the
                   Securities Exchange Act of 1934
       For the transition period from ____________ to ____________.


Commission File Number:  0-10736


                               MGI PHARMA, INC.
                               ----------------
            (Exact name of registrant as specified in its charter)


            Minnesota                            41-1364647
- -------------------------------             -----------------------
(State or other jurisdiction of                (I.R.S. employer
 incorporation or organization)              identification number)


     Suite 300E, Opus Center
       9900 Bren Road East
    Minneapolis, Minnesota 55343                 (612) 935-7335
  ------------------------------          ----------------------------
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

       Yes      X                       No
              -----                        -----


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

   Common Stock, $.01 par value                  12,728,731 shares
   ----------------------------           -------------------------------
             (Class)                      (Outstanding at August 1, 1995)

                                FORM 10-Q INDEX

                               MGI PHARMA, INC.



                                                             Page
                                                            Number
                                                            ------
PART I.   FINANCIAL INFORMATION

  Item 1.   Financial Statements

              Consolidated Balance Sheets - June 30,
              1995 (unaudited) and December 31, 1994

              Consolidated Statements of Operations
              (unaudited) - Three Months and Six Months
              Ended June 30, 1995 and 1994

              Consolidated Statements of Cash Flows
              (unaudited) - Six Months Ended June 30,
              1995 and 1994

              Notes to Consolidated Financial Statements
              (unaudited)

  Item 2.   Management's Discussion and Analysis of
            Financial Condition and Results of Operations


PART II.    OTHER INFORMATION


SIGNATURES

                        PART I - FINANCIAL INFORMATION


Item 1. Financial Statements
- ----------------------------

                          CONSOLIDATED BALANCE SHEETS

                               MGI PHARMA, INC.


                                            June 30,    December 31,
                                              1995          1994
                                          -----------   ------------
                                          (unaudited)

ASSETS
- ------

Current assets:
  Cash and cash equivalents               $ 4,853,993    $ 6,728,006
  Short-term investments                   10,865,051      9,908,584
  Receivables, less allowances of
    $326,788 and $347,823                     318,805        283,636
  Inventories                               1,272,946      1,386,909
  Prepaid expenses                            209,371        595,746
                                          -----------    -----------

     Total current assets                  17,520,166     18,902,881

Equipment and furniture, at cost              291,573        359,393
  less accumulated depreciation of
  $632,625 and $624,122

Intangible assets, net of accumulated         335,833        371,666
  amortization of $7,869,416 and
  $7,833,583

Other assets                                  423,158        448,515
                                          -----------    -----------

Total assets                              $18,570,730    $20,082,455
                                          ===========    ===========



(Continued)

CONSOLIDATED BALANCE SHEETS
Page 2


                                              June 31,     December 31,
                                                1995           1994
                                            ------------   ------------
                                            (unaudited)

LIABILITIES AND STOCKHOLDERS' EQUITY
- ------------------------------------
Current liabilities:
  Accounts payable                          $    485,625   $  1,752,555
  Accrued expenses                             1,387,971      1,499,702
  Unearned revenue                               388,889        777,778
  Other current liabilities                       30,551         14,124
                                            ------------   ------------

     Total current liabilities                 2,293,036      4,044,159
                                            ------------   ------------

Common stockholders' equity:
  Common stock, $.01 par value,
    30,000,000 authorized shares,
    12,722,019 and 11,945,544
    issued shares                                127,220        119,455
  Additional paid-in capital                  82,633,827     79,706,292
  Notes receivable from officers                (441,118)      (565,586)
  Accumulated deficit                        (66,042,235)   (63,221,865)
                                            ------------   ------------

     Total common stockholders' equity        16,277,694     16,038,296
                                            ------------   ------------

Total liabilities and
  stockholders' equity                      $ 18,570,730   $ 20,082,455
                                            ============   ============


- -----------------------------------
See accompanying notes to consolidated financial statements.

                     CONSOLIDATED STATEMENTS OF OPERATIONS



                                MGI PHARMA, INC.



                             Three Months Ended         Six Months Ended
                                  June 30,                  June 30,
                          ------------------------  ------------------------
                             1995         1994         1995         1994
                          -----------  -----------  -----------  -----------
                                (Unaudited)               (Unaudited)

Revenues:
  Sales                   $ 1,061,294   $2,874,490  $ 1,998,434  $ 3,262,389
  Licensing                   639,018      196,430    1,976,503      301,067
  Interest and other          253,819      198,515      489,822      398,134
                          -----------   ----------  -----------  -----------
                            1,954,131    3,269,435    4,464,759    3,961,590
                          -----------   ----------  -----------  -----------



Costs and Expenses:
  Research and
    development             1,691,801    1,361,061    3,239,596    2,544,397
  Cost of sales               171,393      295,902      284,286      366,366
  Selling, general and
   administrative           1,626,220    2,327,324    3,725,414    4,121,157
  Amortization of
    intangibles                17,918      222,578       35,833      610,886
                          -----------   ----------  -----------  -----------
                            3,507,332    4,206,865    7,285,129    7,642,806
                          -----------   ----------  -----------  -----------
  Net loss                $(1,553,201)  $ (937,430) $(2,820,370) $(3,681,216)
                          ===========               ===========





Loss per common share    $      (0.12)  $     (008) $    (0.23) $     (0.32)




Weighted average number
  of common shares
  outstanding              12,600,159   11,691,818  12,277,368   11,651,778



See accompanying notes to consolidated financial statements.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                MGI PHARMA, INC.


                                                Six Months Ended June 30,
                                               ----------------------------
                                                   1995           1994
                                               -------------  -------------
                                                (unaudited)    (unaudited)
OPERATING ACTIVITIES:
Net loss                                       $ (2,820,370)  $ (3,681,216)
Adjustments for non-cash items:
  Depreciation and asset amortization                92,027        679,366
  Unearned revenue amortization                    (388,889)            --
  Facility rent abatement                           (39,264)       (38,786)
  Other                                              52,990         48,146
Change in operating assets and liabilities:
  Receivables                                       (35,169)     2,405,603)
  Inventories                                       113,963       (681,265)
  Prepaid expenses                                  386,375       (174,598)
  Accounts payable and accrued expenses          (1,324,170)      (585,328)
  Unearned strategic alliance revenue                    --      1,166,667
  Other current liabilities                          (9,807)       (53,050)
                                               ------------   ------------

Net cash used in operating activities            (3,972,314)    (5,725,667)
                                               ------------   ------------

INVESTING ACTIVITIES:
  Purchase of investments                       (11,665,926)   (11,148,863)
  Maturity of investments                        10,709,458     15,526,066
  Purchase of equipment and furniture                (3,600)       (77,227)
  Other                                             149,825         (9,617)
                                               ------------   ------------
Net cash provided (used) by
  investing activities                             (810,243)     4,290,359
                                               ------------   ------------

FINANCING ACTIVITIES:
  Market value of strategic alliance stock
    issuance                                             --      2,333,333
  Proceeds from issuance of shares                2,837,687             --
  Issuance of shares under stock
    plans                                            70,857        388,040
                                               ------------   ------------
Net cash provided by financing
  activities                                      2,908,544      2,721,373
                                               ------------   ------------
Increase (decrease) in cash and cash
  equivalents                                    (1,874,013)     1,286,065

Cash and cash equivalents at
  beginning of period                             6,728,006      4,684,085
                                               ------------   ------------

Cash and cash equivalents at
  end of period                                $  4,853,993   $  5,970,150
                                               ============   ============

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

(3)  Short-Term Investments
     ----------------------

Held-to-maturity investments at June 30, 1995, including estimated fair value based on quoted market prices or valuation models, are summarized in the following table:

                                                           Estimated
                                                Cost       Fair Value
                                             ----------    -----------
Eurodollar certificates                       1,025,520    $ 1,025,520
Commercial paper                              9,839,531      9,839,531
                                             ----------    -----------
Short-term investments                       10,865,051    $10,865,051
                                             ==========    ===========

(4) Inventories
    -----------

Inventories at June 30, 1995, and December 31, 1994, are summarized in the following table:

                                                  1995         1994
                                              -----------   ----------
     Raw materials and supplies               $   18,486    $  145,164
     Work in process                             185,608        14,676
     Finished goods                            1,068,852     1,227,069
                                              -----------   ----------
          Total                               $1,272,946    $1,386,909
                                              ===========   ==========

Inventories are stated at the lower of cost or market. Cost is determined on a first-in, first-out basis.

(5) Accrued Expenses
    ----------------

Accrued expenses at June 30, 1995, and December 31, 1994, are summarized in the following table:

                                                  1995         1994
                                               ----------   ----------
     Product development commitments           $  390,502   $  477,358
     Bonuses                                      302,712      226,776
     Other accrued expenses                       694,757      795,568
                                               ----------   ----------
                                               $1,387,971   $1,499,702
                                               ==========   ==========
(6)  Strategic Alliance
     ------------------

During June 1994, in conjunction with granting Kissei Pharmaceutical Co., Ltd., a Japanese pharmaceutical company, an option to license commercial rights in Japan for Salagen(R) Tablets, MGI issued 217,054 shares of common stock to Kissei Pharmaceutical at a premium over market value. The issuance premium of $1,166,667 will be amortized evenly through December 31, 1995, with the unamortized balance of $388,889 at June 30, 1995 recorded as unearned licensing revenue in the accompanying balance sheet. Proceeds of $3.5 million from the stock issuance are being used to supplement funding of MGI's clinical studies with Salagen(R) Tablets as a potential treatment for chronic dry mouth symptoms resulting from Sjogren's syndrome.

(7)  Stock Incentive Plans
     ---------------------

Under stock incentive plans, designated persons (including officers, directors and employees) have been or may be granted rights to acquire Company common stock. These rights include, but are not limited to, stock options, limited stock appreciation rights and restricted stock units.

At June 30, 1995, 3,049,116 shares of common stock remain reserved for issuance to employees and nonemployees of which 1,390,382 remain available for grant (includes 150,500 authorized by the Company's Board of Directors for the purpose of future technology acquisitions) and options to purchase 1,658,734 shares of common stock were outstanding, of which 720,743 were exercisable. Options outstanding had a weighted average exercise price of $8.42 per share.

Loans to officers were made for their exercises of options and payment of associated tax obligations. The loans are full recourse, unsecured obligations with principal and accrued interest payable on demand. At June 30, 1995, $539,100 of principal remains outstanding. The portion required to exercise options is presented as "Notes receivable from officers" within common shareholders' equity and the remaining balance is presented as "Other assets" in the accompanying balance sheet.


(8)    Stockholders' Equity
       --------------------

Changes in common stock and additional paid-in capital were as follows:

                                                                          Notes
                                       Common stock       Additional   receivable
                                   ---------------------    paid-in       from
                                     Shares    Par value    capital     officers
                                   ----------  ---------  -----------  -----------
SIX MONTHS ENDED JUNE 30, 1994:

Balance at December 31, 1993       11,557,491   $115,575  $76,592,239   $(437,388)

Exercise of stock options             115,376      1,154      429,584    (133,650)
Employee stock purchase plan            9,882         99       89,729          --
Employee retirement savings
  plan contribution                     2,893         29       42,927          --
Strategic alliance issuance           217,054      2,170    2,331,163          --
                                   ----------   --------  -----------   ---------
Balance at June 30, 1994           11,902,696   $119,027  $79,485,642   $(571,038)
                                   ==========   ========  ===========   =========

SIX MONTHS ENDED JUNE 30, 1995:

Balance at December 31, 1994       11,945,544   $119,455  $79,706,292   $(565,586)

Exercise of stock options               5,700         57       25,218          --
Employee stock purchase plan           14,289        143       45,439          --
Employee retirement savings
  plan contribution                     6,486         65       26,691          --
Issuance of shares                    750,000      7,500    2,830,187          --
Note payments                              --         --           --     124,468
                                   ----------   --------  -----------   ---------
Balance at June 30, 1995           12,722,019   $127,220  $82,633,827   $(441,118)
                                   ==========   ========  ===========   =========

In April 1995, MGI issued 750,000 shares of common stock to Dainippon Pharmaceutical Co., Ltd. in conjunction with granting Dainippon an option to license commercial rights in Japan for acylfulvenes, a family of early stage anti-tumor compounds. Net proceeds of $2,837,687 were received from this issuance.

Item 2.  Management's Discussion and Analysis of Financial Condition and
- ------------------------------------------------------------------------
         Results of Operations
         ---------------------

Overview
- --------

MGI PHARMA, INC. ("MGI" or the "Company") is a pharmaceutical company which acquires, develops and markets pharmaceuticals that address unmet medical needs. The Company is initially focused on products that treat cancer or improve the quality of life for cancer patients.

In March 1994, MGI received approval from the Food and Drug Administration to market Salagen(R) Tablets for the treatment of radiation-induced dry mouth in head and neck cancer patients. Product launch in the United States occurred during the 1994 second quarter. The rate at which sales of Salagen(R) Tablets increase will likely be the primary determinant of the Company's operating results, rate of investment in development programs, and long-term financial condition.

Commercialization of Salagen(R) Tablets outside the United States is being accomplished through licensing and distributor relationships in various geographic territories. In 1995, the Company entered into distributor agreements in Taiwan and Israel. In 1994, license rights for Canada and Japan were granted to The Upjohn Company of Canada and Kissei Pharmaceutical Co. Ltd., respectively, and follow the 1992 granting of license rights for Europe to Chiron Therapeutics.

Results of Operations
- ---------------------

The Company's net loss of $1,553,201 in the 1995 second quarter compares with a net loss of $937,430 in the corresponding 1994 period. The 1995 first half net loss of $2,820,370 compares with a net loss of $3,681,216 in the corresponding 1994 period. The increased quarterly loss reflects the impact of the initial stocking sales in the 1994 second quarter associated with the launch of Salagen(R) Tablets. The decreased 1995 first half loss primarily reflects increased licensing revenues due to the strategic alliance agreements with Chiron Therapeutics and Kissei Pharmaceutical, including a $1 million non-recurring milestone payment during the 1995 first quarter.

As a result of initial stocking sales of Salagen(R) Tablets in the 1994 second quarter, sales revenues in both the 1995 second quarter and first half declined compared to corresponding 1994 periods. Sales revenues in the last four consecutive quarters have been $405,405, $608,233, $937,140 and $1,061,294, respectively. These increases were comprised of increasing sales of Salagen(R) Tablets, partially reduced by continuation of the long-term decline in sales of DIDRONEL(R) I.V. Infusion.

A pattern of substantially increasing sales revenues is critical for achievement of management's goal of making MGI sustainably profitable. Sales revenues of Salagen(R) Tablets increased 31% from the first quarter to the second quarter of 1995, following a 101% increase in the prior quarter. Management has been disappointed with the 1995 rate of sales growth and degree of market penetration for Salagen(R) Tablets.

Due to the impact of higher sales volume in 1994 associated with the initial stocking sales, cost of sales decreased 42% from $295,902 in the 1994 second quarter to $171,393 in the 1995 second quarter, and decreased 22% from $366,366 in the 1994 first half to $284,286 in the 1995 first half. Management believes future cost of sales as a percent of sales will be significantly influenced by the unit sales volume of Salagen(R) Tablets, because fixed production costs will be allocated across a larger base of production activity if unit sales increase.

Licensing revenues increased 225% from $196,430 in the 1994 second quarter to $639,018 in the 1995 second quarter, and increased 556% from $301,067 in the 1994 first half to $1,976,503 in the 1995 first half. The quarterly increase is primarily due to a $250,000 payment received from Dainippon Pharmaceutical Co., Ltd. ("Dainippon") in conjunction with granting Dainippon a six month option to acquire a license for the right to develop and market acylfulvenes, a family of early stage anti-tumor compounds, in Japan. The 1995 first half increase is primarily due to a non-recurring $1 million milestone payment from Chiron Therapeutics following approval of Salagen(R) Tablets for marketing in the United Kingdom. Future licensing revenues will likely fluctuate from one quarter to the next and between years depending on current partners achievement of milestones and the amount of their recurring royalty generating activities, and the timing of initiating additional license relationships.

Interest and other income increased 28% from $198,515 in the 1994 second quarter to $253,819 in the 1995 second quarter, and increased 23% from $398,134 in the 1994 first half to $489,822 in the 1995 first half. The 1995 increases result from increased investment yields, partially reduced by decreases in funds available for investment. Until the Company realizes positive cash flow, whether from operations or outside funding, funds available for investments will continue to decline. Interest income would also decline, assuming yields remain constant.

Total research and development expense increased 24% from $1,361,061 in the 1994 second quarter to $1,691,801 in the 1995 second quarter, and increased 27% from $2,544,397 in the 1994 first half to $3,239,596 in the 1995 first half.
Expenses in 1995 primarily include continued development of Salagen(R) Tablets, especially toward expansion of the approved indication, and of acylfulvenes, a family of early stage anti-tumor compounds.

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

Selling, general and administrative expenses decreased 30% from $2,327,324 in the 1994 second quarter to $1,626,220 in the 1995 second quarter, and decreased 10% from $4,121,157 in the 1994 first half to $3,725,414 in the 1995 first half. The decreases primarily result from the effect of non-recurring 1994 selling expenses associated with the launch of Salagen(R) Tablets in the second quarter of 1994.

Using the purchase method of accounting to record acquisition of DIDRONEL(R) I.V. Infusion, acquired intangible assets were recorded at their estimated fair market value at their acquisition in 1990. The purchase price in excess of these values is recorded as goodwill. These assets are being amortized over their estimated useful lives (generally within five years, but ranging up to fifteen years) on a straight-line basis which resulted in $222,578 and $17,919 of amortization expense in the second quarters of 1994 and 1995, respectively, and $610,886 and $35,833 of amortization expense in the first halves of 1994 and 1995, respectively. Amortization of recognized intangible assets will result in relatively nominal annual expense during the remainder of the amortization period.

Liquidity and Capital Resources
- -------------------------------

At June 30, 1995, the Company had cash and cash equivalents and investments of $15,719,044 and working capital of $15,277,130 compared to $16,636,590 and
$14,858,722, respectively, at December 31, 1994. During the six month period ended June 30, 1995, the Company used cash of $3,972,314 to fund its operating activities, and received $2,837,687 of cash from the issuance of shares in conjunction with the licensing option granted to Dainippon.

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

                               MGI PHARMA, INC.

                          PART II - OTHER INFORMATION


Item 4.  Submission of Matters to a Vote of Security Holders
- ------------------------------------------------------------

The Company held its Annual Meeting of Shareholders on May 9, 1995 and sufficient favorable votes were cast to approve all management proposals as follows:

     . Election of management's entire slate of six directors by the following vote tallies:


                                         For     Withhold
                                      ---------  --------
       Frederick W. Armstrong         9,995,593   455,219
       Charles E. Austin              9,998,600   452,212
       Hugh E. Miller                 9,997,757   453,055
       Robert W. Powell, Jr.          9,993,580   457,232
       Lee J. Schroeder               9,982,475   468,337
       Kenneth F. Tempero             9,908,959   541,853


     . Ratification of independent auditors by a vote of 10,126,864 for, 261,150 against and 62,798 abstaining.

Item 6.  Exhibits and Reports on Form 8-K
- -----------------------------------------

(a)  LISTING OF EXHIBITS:

     11  Computation of Net Loss Per Common Share
     27  Financial Data Schedule

(b)  REPORTS ON FORM 8-K

     There were no reports on Form 8-K filed during the three months ended June 30, 1995.

                                  SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                             MGI PHARMA, INC.


Date August 1, 1995          By /s/ James V. Adam
     --------------             -----------------------------
                                James V. Adam, Vice President,
                                Chief Financial Officer
                                (authorized signatory and
                                 principal financial officer)

                                MGI PHARMA, INC.


                         Quarterly Report on Form 10-Q
                                    for the
                          Quarter Ended June 30, 1995



                                 EXHIBIT INDEX
                                 -------------

 .                                                                 Sequentially
 Exhibit                                                             Numbered
 Number                  Description                                   Page
 ------                  -----------                               ------------

  11       Computation of Net Loss per Common Share

  27       Financial Data Schedule