Form 10-Q
period 1995-09-30
MGI PHARMA INC
filed 1995-11-09
CIK 702131

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C.  20549

                                   FORM 10-Q


(Mark One)

  [x] Quarterly report pursuant to Section 13 or 15(d) of the
                   Securities Exchange Act of 1934
         For the quarterly period ended SEPTEMBER 30, 1995.
                                        ------------------

  [_]  Transition report pursuant to Section 13 or 15(d) of the
                   Securities Exchange Act of 1934
       For the transition period from ____________ to____________.


Commission File Number: 0-10736
                        -------


                               MGI PHARMA, INC.
                               ----------------
            (Exact name of registrant as specified in its charter)


          Minnesota                                  41-1364647
-------------------------------            -----------------------------
(State or other jurisdiction of                   (I.R.S. employer
 incorporation or organization)                identification number)


    Suite 300E, Opus Center
      9900 Bren Road East
  Minneapolis, Minnesota 55343                     (612) 935-7335
--------------------------------           -----------------------------
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

       Yes      X                       No
              -----                        ------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

  Common Stock, $.01 par value                        12,740,348 shares
  ----------------------------               ---------------------------------
           (Class)                           (Outstanding at November 2, 1995)

                                FORM 10-Q INDEX

                                MGI PHARMA, INC.



                                                             Page
                                                            Number
                                                            ------
PART I.   FINANCIAL INFORMATION

  Item 1.   Financial Statements (Unaudited)

               Consolidated Balance Sheets -
               September 30, 1995 and December 31, 1994

               Consolidated Statements of Operations -
               Three Months and Nine Months Ended
               September 30, 1995 and 1994

               Consolidated Statements of Cash Flows -
               Nine Months Ended September 30, 1995
               and 1994

               Notes to Consolidated Financial Statements

  Item 2.   Management's Discussion and Analysis of
            Financial Condition and Results of Operations


PART II.  OTHER INFORMATION


SIGNATURES

                         PART I - FINANCIAL INFORMATION


Item 1. Financial Statements
----------------------------

                          CONSOLIDATED BALANCE SHEETS

                                  (Unaudited)

                                MGI PHARMA, INC.


                                         September 30,  December 31,
                                             1995           1994
                                         -------------  ------------
ASSETS
------

Current assets:
  Cash and cash equivalents                $ 5,198,925   $ 6,728,006
  Short-term investments                     8,943,021     9,908,584
  Receivables, less allowances of
    $324,409 and $347,823                      432,628       283,636
  Inventories, net                           1,033,062     1,386,909
  Prepaid expenses                             148,395       595,746
                                           -----------   -----------

     Total current assets                   15,756,031    18,902,881

Equipment and furniture, at cost
  less accumulated depreciation of
  $657,413 and $624,122                        266,785       359,393

Intangible assets, net of accumulated
  amortization of $7,887,333 and
  $7,833,583                                   317,916       371,666

Other assets                                   481,670       448,515
                                           -----------   -----------

Total assets                               $16,822,402   $20,082,455
                                           ===========   ===========

(Continued)



CONSOLIDATED BALANCE SHEETS
(Unaudited)
Page 2
                                          September 30,   December 31,
                                               1995           1994
                                          -------------   ------------
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Current liabilities:
  Accounts payable                         $    599,273   $  1,752,555
  Accrued expenses                            1,442,415      1,499,702
  Unearned revenue                              194,445        777,778
  Other current liabilities                      42,420         14,124
                                           ------------   ------------

     Total current liabilities                2,278,553      4,044,159
                                           ------------   ------------

Common stockholders' equity:
  Common stock, $.01 par value,
    30,000,000 authorized shares,
    12,736,531 and 11,945,544
    issued shares                               127,365        119,455
  Additional paid-in capital                 82,691,079     79,706,292
  Notes receivable from officers               (441,118)      (565,586)
  Accumulated deficit                       (67,833,477)   (63,221,865)
                                           ------------   ------------

     Total common stockholders' equity       14,543,849     16,038,296
                                           ------------   ------------

Total liabilities and
  stockholders' equity                     $ 16,822,402   $ 20,082,455
                                           ============   ============

_____________________________________

See accompanying notes to consolidated financial statements.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (Unaudited)

                               MGI PHARMA, INC.

                                Three Months Ended           Nine Months Ended
                                  September 30,                September 30,
                            --------------------------  ---------------------------
                                1995          1994          1995           1994
                            ------------  ------------  -------------  ------------

Revenues:
  Sales                     $ 1,142,800   $   405,405    $ 3,141,234   $ 3,667,794
  Licensing                     328,426       370,025      2,304,929       671,092
  Interest and other            236,286       240,046        726,108       638,180
                            -----------   -----------    -----------   -----------
                              1,707,512     1,015,476      6,172,271     4,977,066
                            -----------   -----------    -----------   -----------

Costs and Expenses:
  Research and development    1,646,704     1,696,275      4,886,300     4,240,672
  Cost of sales                 348,272        92,822        632,558       459,188
  Selling, general and
   administrative             1,485,861     2,375,483      5,211,275     6,496,640
  Amortization of
   intangibles                   17,917       138,880         53,750       749,766
                            -----------   -----------    -----------   -----------
                              3,498,754     4,303,460     10,783,883    11,946,266
                            -----------   -----------    -----------   -----------

  Net loss                  $(1,791,242)  $(3,287,984)   $(4,611,612) $(6,969,200)
                            ===========   ===========    ===========  ===========

Loss per common share       $     (0.14)  $     (0.28)   $     (0.37) $      (0.59)

Weighted average number
  of common shares
  outstanding                12,730,612    11,910,474     12,430,110    11,738,958

_________________________
See accompanying notes to consolidated financial statements.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (Unaudited)

                               MGI PHARMA, INC.


                                                Nine Months Ended September 30,
                                               ---------------------------------
                                                     1995             1994
                                               ----------------  ---------------

OPERATING ACTIVITIES:
Net loss                                          $ (4,611,612)    $ (6,969,200)
Adjustments for non-cash items:
  Depreciation and asset amortization                  134,732          849,432
  Unearned revenue amortization                       (583,333)            --
  Facility rent abatement                              (39,264)         (58,179)
  Other                                                 76,236           69,597
Change in operating assets and liabilities:
  Receivables                                         (148,992)         (48,048)
  Inventories                                          353,847         (941,778)
  Prepaid expenses                                     447,351         (415,308)
  Accounts payable and accrued expenses             (1,179,324)         541,597
  Unearned strategic alliance revenue                     --            972,222
  Other current liabilities                             28,296            4,943
                                                  ------------     ------------

Net cash used in operating activities               (5,522,063)      (5,994,722)
                                                  ------------     ------------

INVESTING ACTIVITIES:
  Purchase of investments                          (14,620,255)     (18,053,588)
  Maturity of investments                           15,585,818       23,292,919
  Purchase of equipment and furniture                   (3,600)         (80,334)
  Other                                                 91,313          (68,770)
                                                  ------------     ------------
Net cash provided by investing activities            1,053,276        5,090,227
                                                  ------------     ------------

FINANCING ACTIVITIES:
  Market value of strategic alliance stock
    issuance                                              --          2,333,333
  Proceeds from issuance of shares                   2,837,687             --
  Issuance of shares under stock
    plans                                              102,019          398,806
                                                  ------------     ------------
Net cash provided by financing
  activities                                         2,939,706        2,732,139
                                                  ------------     ------------
Increase (decrease) in cash and cash
  equivalents                                       (1,529,081)       1,827,644

Cash and cash equivalents at
  beginning of period                                6,728,006        4,684,085
                                                  ------------     ------------

Cash and cash equivalents at
  end of period                                   $  5,198,925     $  6,511,729
                                                  ============     ============
---------------------------

See accompanying notes to consolidated financial statements.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

                               MGI PHARMA, INC.


(1)  Basis of Presentation
     ---------------------

MGI PHARMA, INC. ("MGI" or the "Company") is a pharmaceutical company that acquires, develops and markets specialty pharmaceuticals. The Company's goal is to develop innovative products that significantly improve the treatment of a variety of serious medical conditions. The Company is initially focused on products that treat cancer or improve the quality of life for cancer patients.

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

(3)  Short-Term Investments
     ----------------------

Held-to-maturity investments at September 30, 1995, including estimated fair value based on quoted market prices or valuation models, are summarized in the following table:

                                                      Estimated
                                             Cost     Fair Value
                                          ----------  ----------

Closed-end investment companies           $1,006,186  $1,006,186
Commercial paper                           7,936,835   7,936,835
                                          ----------  ----------

Short-term investments                    $8,943,021  $8,943,021
                                          ==========  ==========

(4)    Inventories
       -----------

Inventories at September 30, 1995, and December 31, 1994, are summarized in the following table:


                                                      1995         1994
                                                   ----------   ----------
     Raw materials and supplies                    $   26,631   $  157,476
     Work in process                                  178,267       14,676
     Finished goods                                 1,140,476    1,228,319
     Valuation allowance                             (312,312)     (13,562)
                                                   ----------   ----------
          Total                                    $1,033,062   $1,386,909
                                                   ==========   ==========

Inventories are stated at the lower of cost or market. Cost is determined on a first-in, first-out basis.

(5)  Accrued Expenses
     ----------------

Accrued expenses at September 30, 1995, and December 31, 1994, are summarized in the following table:
                                                    1995         1994
                                                 ----------   ----------
     Product development commitments             $  378,484   $  477,358
     Bonuses                                        420,825      226,776
     Other accrued expenses                         643,106      795,568
                                                 ----------   ----------
                                                 $1,442,415   $1,499,702
                                                 ==========   ==========

(6)  Strategic Alliance
     ------------------

During June 1994, in conjunction with granting Kissei Pharmaceutical Co., Ltd., a Japanese pharmaceutical company, an option to license commercial rights in Japan for Salagen(R) Tablets, MGI issued 217,054 shares of common stock to Kissei Pharmaceutical at a premium over market value. The issuance premium of $1,166,667 will be amortized evenly through December 31, 1995, with the unamortized balance of $194,445 at September 30, 1995 recorded as unearned licensing revenue in the accompanying balance sheet. Proceeds of $3.5 million from the stock issuance are being used to supplement funding of MGI's clinical studies with Salagen(R) Tablets as a potential treatment for chronic dry mouth symptoms resulting from Sjogren's syndrome.

(7)  Stock Incentive Plans
     ---------------------

Under stock incentive plans, designated persons (including officers, directors and employees) have been or may be granted rights to acquire Company common stock. These rights include, but are not limited to, stock options, limited stock appreciation rights and restricted stock units.

At September 30, 1995, 3,023,237 shares of common stock remain reserved for issuance to employees and nonemployees of which 1,357,082 remain available for grant (includes 150,500 authorized by the Company's Board of Directors for the purpose of future technology acquisitions) and options to purchase

1,666,155 shares of common stock were outstanding, of which 747,269 were exercisable. Options outstanding had a weighted average exercise price of $8.29 per share.

Loans to officers were made for their exercises of options and payment of associated tax obligations. The loans are full recourse, unsecured obligations with principal and accrued interest payable on demand. At September 30, 1995, $539,100 of principal remains outstanding. The portion required to exercise options is presented as "Notes receivable from officers" within common shareholders' equity and the remaining balance is presented as "Other assets" in the accompanying balance sheet.

(8)  Stockholders' Equity
     --------------------

Changes in common stock and additional paid-in capital were as follows:

                                                                               Notes
                                             Common stock       Additional   receivable
                                         ---------------------    paid-in       from
                                           Shares    Par value    capital     officers
                                         ----------  ---------  -----------  -----------
NINE MONTHS ENDED SEPTEMBER 30, 1994:

Balance at December 31, 1993             11,557,491   $115,575  $76,592,239   $(437,388)

Exercise of stock options                   123,140      1,231      440,271    (133,650)
Employee stock purchase plan                  9,882         99       89,729          --
Employee retirement savings
  plan contribution                           4,993         50       65,354          --
Strategic alliance issuance                 217,054      2,171    2,331,163          --
                                         ----------   --------  -----------   ---------
Balance at September 30, 1994            11,912,560   $119,126  $79,518,756   $(571,038)
                                         ==========   ========  ===========   =========
NINE MONTHS ENDED SEPTEMBER 30, 1995:

Balance at December 31, 1994             11,945,544   $119,455  $79,706,292   $(565,586)

Exercise of stock options                    13,500        135       56,303          --
Employee stock purchase plan                 14,289        143       45,439          --
Employee retirement savings
  plan contribution                          13,198        132       52,858          --
Issuance of shares                          750,000      7,500    2,830,187          --
Note payments                                    --         --           --     124,468
                                         ----------   --------  -----------   ---------
Balance at September 30, 1995            12,736,531   $127,365  $82,691,079   $(441,118)
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

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations

Overview
--------
MGI PHARMA, INC. ("MGI" or the "Company") is a pharmaceutical company which acquires, develops and markets specialty pharmaceuticals. The Company's goal is to develop innovative products that significantly improve the treatment of a variety of serious medical conditions. The Company is initially focused on products that treat cancer or improve the quality of life for cancer patients.

In March 1994, MGI received approval from the Food and Drug Administration ("FDA") to market Salagen(R) Tablets for the treatment of radiation-induced dry mouth in head and neck cancer patients. Product launch in the United States occurred during the 1994 second quarter. The rate of increase in sales of Salagen(R) Tablets will likely be the primary determinant of the Company's operating results, rate of investment in development programs, and long-term financial condition.

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

Results of Operations
---------------------
The Company's net loss decreased from $3,287,984 in the 1994 third quarter to $1,791,242 in the 1995 third quarter, and decreased from $6,969,200 in the nine month period ended September 30, 1994, to $4,611,612 for the corresponding 1995 period. The quarterly decrease resulted from an increase in sales of Salagen(R) Tablets in 1995 compared to 1994 and a decrease in selling costs. The comparative nine month period decrease was primarily due to increased licensing revenues due to the strategic alliance agreements with Chiron Therapeutics and Kissei Pharmaceutical, including a $1 million non-recurring milestone payment during the 1995 first quarter.

Sales revenue increased 182% from $405,405 in the 1994 third quarter to $1,142,800 in the 1995 third quarter, but decreased 14% from $3,667,794 in the nine month period ended September 30, 1994, to $3,141,234 in the corresponding 1995 period. The size of the quarterly increase was magnified by greatly decreased sales in the third quarter of 1994 following the initial stocking of Salagen(R) Tablets by MGI's customers in the second quarter of 1994. The comparative nine month decrease was due to the impact of initial stocking sales at the 1994 launch of Salagen(R) Tablets. Sales revenues in the last four consecutive quarters have been $608,233, $937,140, $1,061,294, and $1,142,800, respectively. These increases were comprised of increasing sales of Salagen(R) Tablets, partially reduced by continuation of the long-term decline in sales of DIDRONEL(R) I.V. Infusion.

Cost of sales increased 275% from $92,822 in the 1994 third quarter to $348,272 in the 1995 third quarter, and increased 38% from $459,188 in the nine month period ended September 30, 1994, to $632,558 in the corresponding 1995 period.
A non-recurring $209,000 provision for potential obsolete inventory, that was established in the 1995 third quarter, contributed to the increases. Management believes that future cost of sales as a percent of sales will resume its historical relationship of around 10% for the remainder of 1995 and into 1996. Ultimately, this relationship will be influenced by the unit sales volume of Salagen(R) Tablets, because the Company's fixed production costs will be allocated across a larger base of production activity if unit sales increase.

Licensing revenues decreased 11% from $370,025 in the 1994 third quarter to $328,426 in the 1995 third quarter, but increased 243% from $671,092 in the nine month period ended September 30, 1994, to $2,304,929 in the corresponding 1995 period. The quarterly decrease was due to normal fluctuations in recurring royalty streams. The comparative nine month increase was due to a non-recurring $1,000,000 milestone payment received from Chiron Therapeutics in the 1995 first quarter following approval of Salagen(R) Tablets for marketing in the United Kingdom, and a $250,000 payment received in the 1995 second quarter from Dainippon Pharmaceutical Co., Ltd. ("Dainippon") in conjunction with granting Dainippon a six month option to acquire a license for the right to develop and market acylfulvenes, a family of early stage anti-tumor compounds, in Japan. Future licensing revenues will likely fluctuate from one quarter to the next and between years depending on current partners achievement of milestones and the amount of their recurring royalty generating activities, and the timing of initiating additional license relationships.

Interest and other income decreased 2% from $240,046 in the 1994 third quarter to $236,286 in the 1995 third quarter, but increased 14% from $638,180 in the nine month period ended September 30, 1994, to $726,108 in the corresponding 1995 period. Although investment yields have been greater in 1995 than 1994, the amount of funds available for investment has declined during 1995. Until the Company realizes positive cash flow, whether from operations or outside funding, funds available for investments will continue to decline. Interest income would correspondingly decline, assuming yields remain constant.

Total research and development expense decreased 3% from $1,696,275 in the 1994 third quarter to $1,646,704 in the 1995 third quarter, but increased 15% from $4,240,672 in the nine month period ended September 30, 1994, to $4,886,300 in the corresponding 1995 period. Expenses in 1995 primarily included continued development of Salagen(R) Tablets, especially toward expansion of the approved indication, and of acylfulvenes, including filing of an Investigational New Drug application on September 26, 1995, for one of these anti-tumor compounds. Over the next several quarters, development of Salagen(R) Tablets as a treatment for dry mouth due to Sjogren's Syndrome is expected to result in increased research and development expense.

Selling, general and administrative expenses decreased 37% from $2,375,483 in the 1994 third quarter to $1,485,861 in the 1995 third quarter, and decreased 20% from $6,496,640 in the nine month period ended September 30, 1994, to $5,211,275 in the corresponding 1995 period. The decreases resulted from the effect of non-recurring 1994 selling expenses associated with the 1994 launch of Salagen(R) Tablets and scaling down selling expenses in 1995. Selling expenses will likely increase for 1996 compared to 1995 as new and expanded sales and marketing efforts for Salagen(R) Tablets are implemented.

Using the purchase method of accounting to record acquisition of DIDRONEL(R) I.V. Infusion, acquired intangible assets were recorded at their estimated fair market value at their acquisition in 1990. The purchase price in excess of these values is recorded as goodwill. These assets are being amortized over their estimated useful lives (generally within five years, but ranging up to fifteen years) on a straight-line basis which resulted in $138,880 and $17,917 of amortization expense in the third quarters of 1994 and 1995, respectively, and $749,766 and $53,750 of amortization expense in the nine month periods ended September 30, 1994 and 1995, respectively. Amortization of recognized intangible assets is scheduled to result in relatively nominal annual expense during the remainder of the amortization period.

Liquidity and Capital Resources
-------------------------------
At September 30, 1995, the Company had cash and cash equivalents and investments of $14,141,946 and working capital of $13,477,478 compared to $16,636,590 and $14,858,722, respectively, at December 31, 1994. During the nine month period ended September 30, 1995, the Company used cash of $5,522,063 to fund its operating activities, and received $2,837,687 of cash from the issuance of common stock to Dainippon.

Cash in excess of current operating needs is invested in marketable debt securities in accordance with the Company's investment policy. This policy emphasizes principal preservation, so it requires strong issuer credit ratings and limits the amount of credit exposure from any one issuer or industry.

Substantial amounts of capital are expected to be required for financing ongoing product development and commercialization efforts. The degree to which commercialization of Salagen(R) Tablets is successful will largely determine future spending decisions and financing availability. In order to meet a portion of its capital requirements, the Company will utilize existing liquid assets. To meet further capital needs, broaden commercialization efforts and diversify its revenues, the Company expects to continue seeking strategic alliances or other collaborative arrangements for developing and commercializing products. Among other terms such as milestone and royalty payments, such arrangements may include additional equity issuances.

                               MGI PHARMA, INC.

                          PART II - OTHER INFORMATION


Item 5.  Other Information
--------------------------

     On October 23, 1995, the Company entered into a Development, Marketing and Cooperation Agreement and a Supply Agreement with Dainippon Pharmaceutical Co., Ltd., a Japanese pharmaceutical company, under which MGI granted Dainippon exclusive rights to its acylfulvene technology in Japan. MGI will receive as much as $12 million in milestone payments during the pre-commercial phase of development of the acylfulvenes under the Development, Marketing and Cooperation Agreement. Under the Supply Agreement, MGI will supply Dainippon with its commercial requirements for bulk drug substance, following marketing approval by the Japanese Pharmaceutical Affairs Bureau.

Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

(a)  LISTING OF EXHIBITS:

     10.1 Development, Cooperation and Marketing Agreement, dated October 23, 1995, between the Company and Dainippon
           Pharmaceutical Co., Ltd.
     10.2  MGI PHARMA, INC. Deferred Compensation Plan for
           Non-Employee Directors
     11    Computation of Net Loss Per Common Share
     27    Financial Data Schedule

(b)  REPORTS ON FORM 8-K

     There were no reports on Form 8-K filed during the three months ended September 30, 1995.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       MGI PHARMA, INC.


Date November 7, 1995                  By  /s/ James V. Adam
     ----------------                     ----------------------------
                                       James V. Adam, Vice President,
                                       Chief Financial Officer
                                       (authorized signatory and
                                       principal financial officer)

                                MGI PHARMA, INC.

                         Quarterly Report on Form 10-Q
                                    for the
                        Quarter Ended September 30, 1995

                                 EXHIBIT INDEX
                                 -------------

                                                          Sequentially
 Exhibit                                                     Numbered
 Number                  Description                          Page
 ------                  -----------                      -------------

  10.1      Development, Cooperation and Marketing
            Agreement, dated October 23, 1995,
            between the Company and Dainippon
            Pharmaceutical Co., Ltd.

  10.2      MGI PHARMA, INC. Deferred Compensation
            Plan for Non-Employee Directors

  11        Computation of Net Loss per Common Share

  27        Financial Data Schedule