Form 10-K405
period 1995-12-31
MGI PHARMA INC
filed 1996-03-22
CIK 702131

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K
                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1995          Commission File No. 0-10736

                                MGI PHARMA, INC.
             (Exact name of Registrant as specified in its charter)

              Minnesota                              41-1364647
  ---------------------------------            ---------------------
   (State or other jurisdiction of              (I.R.S. Employer
   incorporation or organization)               Identification No.)

        Suite 300E, Opus Center
        9900 Bren Road East
        Minnetonka, Minnesota                          55343
  ---------------------------------            ---------------------
   (Address of principal executive                  (Zip Code)
             offices)

Registrant's telephone number, including area code:  612/935-7335

Securities registered pursuant to Section
12(b) of the Act:                                  None
Securities registered pursuant to Section
12(g) of the Act:                                  Common Stock, $.01 par value,
                                                   Common Stock Purchase Rights

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes __X__   No _____


     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of voting stock held by non-affiliates of the Registrant as of March 18, 1996 was approximately $ 56,850,000 (based on the closing price of such stock as reported The Nasdaq Stock Market on such date).

     The number of shares outstanding of each of the Registrant's classes of common stock, as of March 18, 1996, was: Common Stock, $.01 par value; 12,784,411 shares.

                      DOCUMENTS INCORPORATED BY REFERENCE

Parts of the Registrant's Annual Report to Shareholders for the fiscal year ended December 31, 1995: II
Parts of the Registrant's definitive Proxy Statement for its 1996 Annual Meeting of Shareholders to be held on May 14, 1996: III

                                     PART I

Item 1.     Business

General
-------

         MGI PHARMA, INC. ("MGI" or the "Company") is a human pharmaceutical company that acquires, develops and markets pharmaceuticals that address currently unmet medical needs or significantly improve upon current therapies. MGI is currently marketing its oncology products to physicians across the United States and developing other new drug candidates. The Company presently intends to commercialize its products outside of the United States through various alliances, and currently has agreements with three international pharmaceutical companies to develop Salagen/(R)/ Tablets for the European, Japanese and Canadian markets, as well as distribution agreements with companies to register and market Salagen/(R)/ Tablets in Taiwan and Israel. DIDRONEL/(R)/ I.V. Infusion is marketed in Canada through a separate alliance. In October 1995, the Company entered into an agreement with Dainippon Pharmaceutical Co., Ltd. to develop and market MGI 114, the Company's lead analog from its acylfulvene group, in Japan. The Company is a Minnesota corporation founded in 1979.

         During 1995, MGI's business activities focused primarily on the development and marketing of prescription pharmaceuticals. Such development work included pre-clinical testing in animals and clinical research in humans of a number of the Company's pharmaceutical compounds. In addition, the Company continued work relating to developing and improving its manufacturing processes for both marketed products and its compounds under development. Most of the Company's commercial activities for the year were focused on the promotion of Salagen/(R)/ Tablets, a treatment for radiation-induced dry mouth in head and neck cancer patients. The Company also marketed DIDRONEL/(R)/ I.V. Infusion, a treatment for hypercalcemia of malignancy.

         Specific development activities by MGI during 1995 included human clinical studies for Salagen/(R)/ Tablets as a treatment for the dry mouth and dry eyes caused by Sjogren's syndrome and preclinical studies for acylfulvenes and phosphoramidates. During the year, MGI discontinued development efforts for its synthetic muscarinic analogs.

         MGI reported a 1995 net loss of $2,614,478, which was 73% less than its 1994 loss of $9,696,946. Total revenues of $13,283,110 in 1995 increased by 95% over 1994 total revenues of $6,796,436.

Business Strategy
-----------------

         MGI's business strategy focuses on niche medical markets, particularly the oncology market, and concentrates efforts on the clinical development and marketing components of operating a pharmaceutical business.

         MGI focuses on medical niche markets because it believes such markets can be reached effectively by a relatively small sales force. In the United States, the number of physicians in a particular subspecialty is usually relatively small and such physician specialists tend to be located near major metropolitan areas. Furthermore, MGI believes that current trends in pharmaceutical detailing will continue to reduce the number of pharmaceutical sales targets as decisions relating to use of prescription drugs consolidates and becomes more centralized.

         MGI attempts to reduce the risk of product failure by acquiring products that are past the initial discovery stage. Such products have usually already passed, or have a higher than average chance of passing, preliminary toxicity testing and have demonstrated some efficacy in animals or humans. MGI believes that acquiring products that meet such requirements may allow it to reduce product development time frames, reduce the research rejection rate due to safety and toxicity concerns, and achieve a higher probability of product effectiveness. MGI believes there are a number of compounds that meet these requirements available for licensing from universities and other research organizations such as biotechnology companies and other pharmaceutical companies.

         By using contract manufacturers to make its products, MGI also controls its investment in capital. MGI believes that there are a sufficient number of high quality contract manufacturers available to fulfill its near-term production needs for both clinical and commercial use. MGI intends to continue to concentrate on its current activities in clinical development and marketing for the foreseeable future and only expand its capabilities to include basic research and manufacturing when it is necessary and economical to do so.

Products Currently Being Marketed
---------------------------------

         Salagen/(R)/ Tablets

         Salagen/(R)/ Tablets (pilocarpine hydrochloride) is a chronically-used, oral treatment approved in the U.S. for radiation-induced xerostomia (chronic dry mouth) in head and neck cancer patients. Radiation therapy used to treat head and neck cancers can permanently damage salivary glands, resulting in significant chronic reduction of saliva production. This reduction in saliva can result in pain, discomfort, difficulty in eating and sleeping, rapid tooth decay, periodontal disease, oral infection and severe halitosis. More than 25,000 head and neck cancer patients receive radiation therapy annually, and currently, over 100,000 patients suffer from this chronic condition in the U.S. Other therapies used to treat this condition are generally considered by physicians and patients to be inadequate and are limited to products that act as wetting agents such as water, lozenges, and saliva substitutes. Salagen/(R)/ Tablets work by stimulating the residual functioning tissue in the damaged salivary glands to increase saliva production, providing patients with a longer-term solution for chronic dry mouth. Salagen/(R)/ Tablets have been marketed by MGI since April 1994.

         DIDRONEL/(R)/ I.V. Infusion

         DIDRONEL/(R)/ I.V. Infusion is used to treat hypercalcemia (elevation of blood calcium) of malignancy, which is the most common life-threatening metabolic disorder associated with cancer. Hypercalcemia causes mental confusion, nausea and vomiting, loss of kidney function, and, if left untreated, death. The condition affects up to 20% of all cancer patients sometime during the course of their disease, but appears to be most prevalent with tumors that have metastasized to bone (usually lung and breast tumors).

         MGI purchased DIDRONEL/(R)/ I.V. Infusion from Procter & Gamble Pharmaceuticals, Inc. in January 1990 for the purpose of setting up MGI's sales and marketing organization in advance of introducing a major product to the market. Although sales of this product have declined over the last several years following the introduction of additional competition, sales of this product enabled MGI to establish its sales and marketing organization, develop relationships with key oncologists across the United States, and build a presence in the medical community.

         In 1993, sales revenues of the Company's products were $2,285,458. Product sales in 1994 totaled $4,276,027, representing an 87% increase from the 1993 level, due to the launch of Salagen/(R)/ Tablets in April 1994. In 1995, sales revenues increased 8% from 1994 to $4,607,231, reflecting increasing sales of Salagen/(R)/ Tablets, partially reduced by continuation of the long-term decline in sales of DIDRONEL/(R)/ I.V. Infusion.

Post-Approval Development Products
----------------------------------

         Salagen/(R)/ Tablets for Head and Neck Cancer

         As a condition of the Food and Drug Administration's approval of Salagen/(R)/ Tablets for marketing, MGI committed to conduct several additional studies with the drug, including: (1) a two-year carcinogenicity bioassay in rats; (2) long-term clinical trials in Sjogren's syndrome patients to further clarify the relationship of baseline salivary flow to the effect of Salagen/(R)/ Tablet therapy as well as provide additional safety data for 5 mg and 10 mg doses; and (3) determination of the metabolic clearance rate of Salagen/(R)/ Tablets in a subset of patients with renal and hepatic insufficiency. In 1995, the carcinogenicity study and the renal study were both initiated and are ongoing, and a pharmacokinetic study in patients with hepatic impairment was completed. Enrollment has been completed in the Sjogren's syndrome trials. In 1996, the Company will further explore the feasibility of studying dosing adjustments in the pediatric population.

Products in Clinical Development
--------------------------------

         Salagen/(R)/ Tablets

         In 1993, MGI initiated patient enrollment in a Phase III clinical program with Salagen/(R)/ Tablets as a treatment for the chronic dry mouth and dry eyes caused by Sjogren's syndrome, which is a progressive, chronic, autoimmune disease that damages the salivary glands in the mouth and the lacrimal glands in the eyes. A second study was initiated in early 1995. Patient enrollment in both studies has been completed and the Company is preparing a supplemental New Drug Application (NDA) to be submitted to the FDA by seeking expansion of the labeling for Salagen/(R)/ Tablets to reflect the results of these trials. The Company currently anticipates that such supplemental NDA will be submitted to the FDA in late 1996.

         Acylfulvenes

         In September 1993, MGI acquired the rights to the acylfulvenes, a new category of anti-cancer agents that have the potential to treat solid tumors, including those that do not respond to or have become resistant to other therapies. While still in the early stages of development, these compounds have a novel mechanism of action that appears to be able to inhibit the growth of tumor cells without being excessively toxic to healthy cells. Laboratory and animal studies with these agents have shown them to kill human tumors growing in animals more effectively than conventional anti-cancer agents. During 1994, MGI made progress in the preclinical development of one particular acylfulvene analog, MGI 114 (6-HMAF). Preclinical efficacy studies with this analog showed impressive results against human tumors transplanted to mice, especially non-small cell lung, breast, squamous cell carcinoma and colon tumors. Dainippon Pharmaceutical Co., Ltd., MGI's Japanese partner for acylfulvene development, replicated MGI's results against these tumor lines in addition to others. Preclinical toxicity testing of MGI 114 began in late 1994 and were completed in mid-1995. An Investigational New Drug application was submitted to the FDA in September 1995 and human Phase I clinical safety testing was initiated in December 1995. MGI expects that the Phase I study will continue throughout 1996.

         Phosphoramidates (cyclophosphamide-related agents)

         These chemotherapeutic agents have the potential to treat a variety of cancers including breast, gastrointestinal, head and neck, lung, and blood. They are all chemical relatives of cyclophosphamide, which is one of the most widely used cancer chemotherapeutic drugs. The new agents appear to have many of the same antitumor capabilities of cyclophosphamide while avoiding some of that drug's limitations. The new agents, known as phosphoramidates, may also be effective against tumors that have become resistant to cyclophosphamide. The agents are all very early stage compounds and could take five years or longer to develop. During 1995, MGI expended only minimal resources for the development of these agents.

Commercial Operations
---------------------

         MGI currently markets Salagen/(R)/ Tablets and DIDRONEL/(R)/ I.V. Infusion to certain physician specialists mainly within oncology through its own commercial organization. The Company sells to pharmaceutical wholesalers in the United States who distribute MGI's drugs to retail and hospital pharmacies.

         The majority of MGI's sales and marketing efforts are focused on Salagen/(R)/ Tablets, which it markets to radiation oncologists, head and neck surgeons, medical oncologists, hospital based dentists and special-care nurses using a combination of personal promotion, direct mail and journal advertisement. MGI's personal promotion uses the Company's established national sales force.

         MGI's direct marketing efforts are currently focused solely on the United States. To extend globally, the Company has formed alliances with organizations having an established presence in various international markets. As a part of this globalization plan, in late 1992 MGI entered into an agreement with Chiron B.V., a subsidiary of Chiron Corp., whereby Chiron agreed to register and market Salagen/(R)/ Tablets for the treatment of radiation-induced xerostomia throughout Europe. In 1994, the Company entered into agreements with Kissei Pharmaceutical Co., Ltd. and the Pharmacia & Upjohn Company for the Japanese and Canadian markets, respectively. In 1995, the Company entered into distribution agreements for the marketing of Salagen(R) Tablets in Israel and Taiwan, broadening the worldwide reach of the product. MGI will continue to seek alliances to expand the reach of Salagen(R) Tablets globally in 1996.

Research and Development
------------------------

         The Company believes that its ability to accomplish its long-term business plan depends upon its success in acquiring new compounds, in the mid- to late-development stage, and on its ability to develop compounds to the point of filing NDAs and securing

FDA approval. The Company maintains an active program of searching for new products for acquisition and developing its present products for approval.

         The Company anticipates incurring significant research and development costs in the coming years as it continues its development efforts and identifies and acquires additional products for future development. MGI's total research and development expenses were $7,266,597, $6,196,076 and $6,896,608 during the years ended December 31, 1995, 1994 and 1993, respectively. Research and development expenses increased 17% in 1995 over 1994 primarily due to continued development of Salagen/(R)/ Tablets, especially toward expansion of the approved indication, and of acylfulvenes, including filing of an Investigational New Drug application and initiating enrollment in a Phase I clinical study for MGI 114, the lead analog of these anti-tumor compounds. The decrease in expenditures of 10% from 1993 to 1994 was due to the discontinuance of several products in development.

         In 1996, the Company anticipates that research and development spending will in part be related to the Company's ability to generate revenues mainly from sales in the United States of Salagen/(R)/ Tablets, as well as funds received from Dainippon Pharmaceuticals, the Company's Japanese partner for acylfulvene development. Future research and development funds may be secured from internally generated funds, debt or equity financings, joint ventures, strategic alliances, co-promotion or co-marketing arrangements or other sources of capital.

Manufacturing
-------------

         MGI does not have and does not intend to develop facilities to manufacture any of its drugs in the near future. The Company's marketed and development-stage pharmaceuticals are manufactured under various agreements with third party manufacturers. MGI's manufacturing and quality assurance personnel do, however, authorize, monitor, and approve virtually all aspects of the manufacturing process. In-process and finished product inventories are analyzed through independent testing laboratories and the results reviewed and approved by MGI prior to release for distribution.

         Salagen/(R)/ Tablets

         MGI obtains pilocarpine hydrochloride, the active drug substance for the manufacture of Salagen/(R)/ Tablets, under a supply agreement with EM Industries, Incorporated of Hawthorne, New York. The refined raw material is an extract from a plant grown and processed in South America. The Company believes that the supply of pilocarpine hydrochloride is adequate for the foreseeable future. Salagen/(R)/ Tablets are currently manufactured at Boehringer Ingelheim Pharmaceuticals, Inc. ("Boehringer") in Ridgefield, Connecticut and at Global Pharm Inc. in Toronto, Ontario, Canada pursuant to manufacturing contracts between MGI and each of those companies. Boehringer has notified MGI that it will be closing its Ridgefield plant and will discontinue providing contract manufacturing services to third parties such as MGI, although Boehringer will continue to provide contract manufacturing services to MGI through the expiration of the Company's supply agreement in March, 1998. The Company is presently in the process of identifying a backup manufacturer for Salagen/(R)/ Tablets to replace Boehringer at the expiration of the Company's supply agreement.

         DIDRONEL/(R)/ I.V. Infusion

         Pharmaceutical grade etidronate disodium for the manufacture of DIDRONEL/(R)/ I.V. Infusion is obtained from Procter & Gamble Pharmaceuticals, Inc. in Norwich, New York, under a supply agreement. The agreement provides for automatic renewal for one-year terms unless either party gives written notice of termination at least 180 days prior to the end of each calendar year. DIDRONEL/(R)/ I.V. Infusion is currently manufactured at a wholly owned
subsidiary of Akorn, Inc. in Decatur, Illinois.   Ben Venue Laboratories, Inc.
of Bedford, Ohio is an approved alternate contract manufacturer of DIDRONEL/(R)/ I.V. Infusion.

         Other Manufacturing Agreements

         As a regular part of its business, MGI establishes from time to time contract manufacturing arrangements for its development-stage pharmaceuticals. These arrangements are typically short-term and generally include supply agreements for the active pharmaceutical drug substance and development-scale manufacturing contracts for the production of clinical supplies.

Patents and Protection of Proprietary Technology
------------------------------------------------

         MGI intends to use patents and orphan drug designation to protect its licensed technology. The term of a U.S. patent issued from an application filed before June 8, 1995 is the longer of seventeen years from its issue date or twenty years from its effective filing date. The term of a U.S. patent issuing from an application filed after June 8, 1995 is twenty years from its effective filing date. All of the allowed applications or patents referenced below were filed prior to, or issued from applications filed before June 8, 1995. The Drug Price and Competition and Patent Term Restoration Act of 1984 (Public Law 98-
417) and the Generic Animal Drug and Patent Term Restoration Act (Public Law 100-670) generally provide that a patent relating to, among other items, a human drug product, may be extended for a period of up to five years by the United States Commissioner of Patents and Trademarks if the patented item was subject to regulatory review by the FDA before the item was marketed. Under these acts, a product's regulatory review period (which consists generally of the period from the time when the exemption to permit clinical investigations becomes effective until the FDA grants marketing approval for the product) forms the basis for determining the length of the extension an applicant may receive. There can be no assurance that any issued patents will provide competitive advantages for particular products or will not be challenged or circumvented by competitors, or that any patent applications will be approved.

         Orphan drugs are currently provided seven years market exclusivity for an approved indication following approval to market by the FDA. Orphan drug designation for the Company's products does not, however, insulate the Company from other manufacturers attempting to develop an alternate drug for the designated indication, or the designated drug for another, separate indication. There can be no assurance that the Company will be able to obtain orphan drug status with respect to any of its products or as to the precise scope of protection that may be afforded by such status.

         Current patent and orphan drug status with respect to certain of MGI's products are as follows:

     .    Pilocarpine hydrochloride (the active drug in Salagen/(R)/ Tablets)
     was designated an orphan drug for the treatment of radiation-induced xerostomia in head and neck cancer patients by the FDA in September 1990. Upon FDA approval of Salagen/(R)/ Tablets for marketing on March 22, 1994, MGI notified the Office of Orphan Products Development of the FDA of its intention to exercise orphan drug exclusivity, thereby affording seven years of exclusivity for Salagen/(R)/ Tablets for that indication. In February 1992, pilocarpine hydrochloride was designated an orphan drug as a treatment for xerostomia and keratoconjunctivitis sicca in Sjogren's syndrome patients.

     .    Two U.S. patents containing claims relating to the use of acylfulvenes to treat tumors, or to pharmaceutical compositions containing acylfulvenes have been issued (both on August 8, 1995), and the claims of a U.S. application relating to certain acylfulvenes per se have been allowed. Another U.S. application is pending. Foreign patent applications have been filed to protect the acylfulvenes and their use to prepare compositions to treat tumors in the European Patent Office, the Russian Republic, the Peoples Republic of China, Poland, New Zealand, Norway, Japan, South Korea, Hungary, The Czech Republic, Canada, Brazil and Australia. Foreign patents related to certain of the acylfulvenes have been granted in Israel and allowed in Europe.

     .    The three families of cyclophosphamide-related agents are protected by three patents ("Phosphoramidates Useful as Antitumor Agents," April 26, 1994; "Cyclophosphamide Analogs Useful as Anti-Tumor Agents," March 2, 1993; and "Aldophosphamide Derivatives Useful as Antitumor Agents," March 13, 1990).

     The Company has obtained federal trademark registration on the "Salagen" trademark and is seeking broad trademark protection for "Salagen" worldwide. In addition, the Company uses the federally registered "DIDRONEL" trademark under a license agreement with Procter & Gamble Pharmaceuticals.

Competition
-----------

     The pharmaceutical industry is intensely competitive, based mostly on product performance and pricing. Many members of the industry have resources far greater than MGI, providing them with potentially greater flexibility in developing and marketing their products. Additionally, the biotechnology industry may intensify competition as new developments are brought to market. While the Company will seek to protect its products from direct competition through filing patents, seeking marketing exclusivity under the Orphan Drug Act, and maintaining technical information as trade secrets, there is no way to insulate the Company from competition from products with different chemical composition or products made using different technology. There can be no assurance that the Company will be successful in its plan to gain product specific protection for each of its pharmaceuticals or that developments by others will not render the Company's products noncompetitive or obsolete.

     Salagen/(R)/ Tablets is the first systemic pharmacologic treatment for dry mouth. Persons suffering from dry mouth in the past have used water, sugar-free hard candies and lozenges and over-the-counter saliva substitutes to moisten their mouths. The Company does not believe that any of these products are direct competitors, but anticipates that they may be used in conjunction with Salagen/(R)/ Tablets.

Government Regulation
---------------------

     In order to manufacture and market most health care products for human use, approval of the FDA and comparable agencies in foreign countries must first be obtained. The FDA has established mandatory procedures to regulate the manufacturing and testing process to assure safety, potency and efficacy of the final product. The procedure for seeking and obtaining FDA approval of a new product involves many steps, including animal testing and clinical testing on humans to determine safety, efficacy and potential toxicity. Even after initial FDA approval has been obtained, further studies may be required to provide additional data on safety in order to obtain approval for uses other than those for which the product was initially tested. The process of seeking and obtaining FDA approval of a new product can take several years and often involves the expenditure of substantial resources without any assurance that approval for marketing will be granted. Moreover, such approval may entail limitations on the indicated uses for which a drug may be marketed. Even if FDA approval is obtained, there can be no assurance of commercial success for any product. Post-marketing testing and surveillance programs may also be required. In addition, before, during and after the process of approval, the Company's prescription drug products must all be manufactured in accordance with Good Manufacturing Practices as set forth by the FDA. FDA approval may also be required to export certain human health care products. As the Company expands the reach of its products world-wide through alliances such as those described earlier, the Company's products will be subject to similar regulatory requirements of regulatory agencies comparable to the FDA in other countries.

     The health care industry is changing rapidly as the public, government, medial professionals and the pharmaceutical industry examine ways to broaden medical coverage while controlling health care costs. The Company is unable to predict when any proposed health care reforms will be implemented, if ever, or the effect of any implemented reforms on the Company's business.

     Federal, state and local environmental laws and regulations do not materially affect the Company's operations and the Company believes that it is currently in material compliance with such applicable laws and regulations.

Human Resources
---------------

    As of March 18, 1996, MGI had 55 full time employees. Twenty-four of MGI's employees are engaged in the Company's marketing and selling effort, 19 are involved in pharmaceutical development, including regulatory interaction and manufacturing, and 12 are in other management or administrative positions. No employee of the Company is represented by a labor union or is subject to a collective bargaining agreement. The Company believes that its relations with its employees are satisfactory.

Item 2.     Properties

    The Company leases office space consisting of approximately 15,000 square feet in the Opus Center complex located in Minnetonka, Minnesota for its operations. The office lease will expire in September 1997, and may be extended for a two-year renewal term at MGI's option. The Company believes that its existing facilities will be adequate to meet its needs for the foreseeable future.

Item 3.     Legal Proceedings

            None.

Item 4.     Submission of Matters to a Vote of Security Holders

            None.

                                    PART II

Item 5.   Market for Registrant's Common Stock and Related Stockholder
          Matters

          The Company's common stock trades on The Nasdaq National Market under the symbol "MOGN." The information contained under the heading "Market Price and Related Matters" in the Company's Annual Report to Shareholders for the year ended December 31, 1995 (the "Annual Report to Shareholders"), is incorporated herein by reference.

Item 6.   Selected Financial Data

          The information contained under the heading "Selected Consolidated Financial Data" in the Annual Report to Shareholders is incorporated herein by reference.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

          The information contained under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Annual Report to Shareholders is incorporated herein by reference.

Item 8.   Financial Statements and Supplementary Data

          The information contained in the Consolidated Financial Statements, "Independent Auditors' Report" and "Notes to Consolidated Financial Statements" in the Annual Report to Shareholders is incorporated herein by reference.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

          None.

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant

          The information contained under the headings "Election of Directors" and "Executive Officers of the Company" in the Company's Proxy Statement for its 1996 Annual Meeting of Shareholders, to be held on May 14, 1996 (the "Proxy Statement"), is incorporated herein by reference.

Item 11.  Executive Compensation

          The information contained under the heading "Executive Compensation" in the Proxy Statement is incorporated herein by reference, other than the subsection thereunder entitled "Report of Compensation Committee on Executive Compensation."

Item 12.  Security Ownership of Certain Beneficial Owners and Management

          The information contained under the heading "Security Ownership of Certain Beneficial Owners and Management" in the Proxy Statement is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions

          The information contained under the heading "Certain Transactions" in the Proxy Statement is incorporated herein by reference.

                                    PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)   1.  Financial Statements
          --------------------

                                              Section Reference in the
                                              Annual Report to Shareholders
                                              -----------------------------

              Consolidated Balance Sheets at                        *
              December 31, 1995 and 1994

              Consolidated Statements of Operations                 *
              for the Three Years Ended December 31, 1995

              Consolidated Statements of Cash Flows                 *
              for the Three Years Ended December 31, 1995

              Consolidated Statements of Stockholders'              *
              Equity for the Three Years Ended December 31, 1995

              Notes to Consolidated Financial Statements            *

              Independent Auditors' Report                          *

* The consolidated financial statements and the Independent Auditors' Report listed above, which are included in the Annual Report to Shareholders, are incorporated by reference in Item 8 hereof.

          Except for the financial statements listed above and the items specifically incorporated by reference in Items 5, 6, 7 and 8 hereof, the Annual Report to Shareholders is not deemed to be "filed" as part of this Annual Report on Form 10-K.

          2.  Consolidated Financial Statement Schedules
              ------------------------------------------


                                                                Page in this
                                                                Annual Report
                                                                -------------

              Independent Auditors' Report on                         20
                Financial Statement Schedule

              Schedule II - Valuation and Qualifying Accounts         21

          All other schedules have been omitted because they are not applicable or not required, or because the required information is included in the consolidated financial statements or the notes thereto.

          3.  Exhibits
              --------

Exhibit No.
-----------

          3.1  Restated Articles of Incorporation (Incorporated by reference to
               Exhibit 3.1 to the Company's Registration Statement on Form S-2, File No. 33-40763).

          3.2 Restated Bylaws of the Company, as amended to date (Incorporated by reference to Exhibit 3.2 to the Company's Annual Report on Form 10-K for the year ended December 31, 1994).

          4.1 Specimen certificate for shares of Common Stock of the Company (Incorporated by reference to Exhibit 4.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 1994).

    4.2 Rights Agreement, dated as of January 19, 1988, between the Company and Norwest Bank Minneapolis, National Association (including the form of Right Certificate attached as Exhibit A thereto) (Incorporated by reference to Exhibit 4.2 to the Company's Annual Report on Form 10-K for the year ended December 31, 1994).

  * 10.1 1993 Nonemployee Director Stock Option Plan (Incorporated by reference to Exhibit 10.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 1994).

  * 10.2 Nonemployee Director Stock Option Plan (Incorporated by reference to Exhibit 10.2 to the Company's Annual Report on Form 10-K for the year ended December 31, 1994).

  * 10.3  Deferred Compensation Plan for Nonemployee Directors
          (Incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995).

  * 10.4  1994 Stock Incentive Plan (Incorporated by reference to Exhibit
          10.3 to the Company's Annual Report on Form 10-K for the year ended December 31, 1994).

  * 10.5  1984 Stock Option Plan (Incorporated by reference to Exhibit
          10.4 to the Company's Annual Report on Form 10-K for the year ended December 31, 1994).

  * 10.6  1982 Incentive Stock Option Plan (Incorporated by reference to
          Exhibit 10.5 to the Company's Annual Report on Form 10-K for the year ended December 31, 1994).

  * 10.7 Stock Acquisition Assistance Loan Program (Incorporated by reference to Exhibit 10.6 to the Company's Annual Report on Form 10-K for the year ended December 31, 1994).

  * 10.8 Money Purchase Retirement Plan Supplement Program (Incorporated by reference to Exhibit 10.7 to the Company's Annual Report on Form 10-K for the year ended December 31, 1994).

  * 10.9 Retirement, Separation Agreement and Release, dated December 31, 1995 with Kenneth F. Tempero.

  * 10.10 Termination Agreement, dated as of January 1, 1992, with Kenneth
          F. Tempero (Incorporated by reference to Exhibit 10.8 to the Company's Annual Report on Form 10-K for the year ended December 31, 1994).

  *  10.11 Termination Agreement, dated as of January 1, 1992, with Charles
           C. Muscoplat (Incorporated by reference to Exhibit 10.9 to the Company's Annual Report on Form 10-K for the year ended December 31, 1994).

  *  10.12 Termination Agreement, dated as of January 1, 1992, with James
           V. Adam (Incorporated by reference to Exhibit 10.10 to the Company's Annual Report on Form 10-K for the year ended December 31, 1994).

  * 10.13 Termination Agreement, dated as of January 1, 1992, with Lori-jean Gille.

  *  10.14 Termination Agreement, dated as of  July 10, 1995, with Jon C.
           Lee.

  *  10.15 Termination Agreement, dated as of August 9, 1994, with Rajesh
           C. Shrotriya.

     10.16 Lease Agreement, dated August 7, 1989, with ALSCOR Investors Joint Venture, as amended by that certain Amendment to Office Lease, dated October 30, 1989, with ALSCOR Investors Joint Venture (Incorporated by reference to Exhibit 10.11 to the Company's Annual Report on Form 10-K for the year ended December 31, 1994).

     10.17 Second Amendment to Office Lease, dated May 3, 1991 between the Company and ALSCOR Investors Joint Venture (Incorporated by reference to Exhibit 10.12 to the Company's Annual Report on Form 10-K for the year ended December 31, 1994).

     10.18 Third Amendment to Office Lease, dated September 23, 1992 between the Company and ALSCOR Investors Joint Venture (Incorporated by reference to Exhibit 10.13 to the Company's Annual Report on Form 10-K for the year ended December 31,
           1994).

     10.19 Fourth Amendment to Office Lease, dated September 23, 1992 between the Company and ALSCOR Investors Joint Venture (Incorporated by reference to Exhibit 10.14 to the Company's Annual Report on Form 10-K for the year ended December 31,
           1994).

     10.20 Fifth Amendment to Office Lease, dated March 10, 1995 between the Company and ALSCOR Investors Joint Venture (Incorporated by reference to Exhibit 10.15 to the Company's Annual Report on Form 10-K for the year ended December 31, 1994).

          10.21 Trademark License Agreement, dated as of December 31, 1989, between the Company and Norwich Eaton Pharmaceuticals, Inc. (Incorporated by reference to Exhibit 10.16 to the Company's Annual Report on Form 10-K for the year ended December 31,
                1994).

          10.22 Supply and License Agreement, dated March 19, 1992, among E Merck Fine Chemicals Division, EM Industries and the Company (Incorporated by reference to Exhibit A to Exhibit 10.15 to the Company's Annual Report on Form 10-K for the year ended December 31, 1992).

          10.23 Supply Agreement, dated December 21, 1993, between the Company and Boehringer Ingelheim Pharmaceuticals, Inc. (Incorporated by reference to Exhibit 10.18 to the Company's Annual Report on Form 10-K for the year ended December 31, 1994).

          10.24 Development, Marketing and Cooperation Agreement, dated October 23, 1995, between the Company and Dainippon Pharmaceutical Co., Ltd. (Incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995).

          10.25 Manufacturing Agreement, dated December 12, 1995, between the Company and GLOBAL PHARM INC.

          11    Computation of Net Income (Loss) Per Common Share.

          13    1995 Annual Report to Shareholders.

          23    Consent of KPMG Peat Marwick LLP.

          24    Powers of Attorney.

          27    Financial Data Schedule.

      * Items that are management contracts or compensatory plans or arrangements required to be filed as an exhibit pursuant to Item 14(c) of this Form 10-K.

(b)       Reports on Form 8-K
          -------------------

          The Company filed no reports on Form 8-K during the quarter ended December 31, 1995.

                    MGI PHARMA, INC. Retirement Savings Plan

    The following financial statements and schedules of the Company's Retirement Savings Plan are included herein in lieu of filing a Form 11-K for such plan, pursuant to General Instruction F to Form 10-K and Rule 15d-21:

                                                                Page in this
                                                               Annual Report
                                                               -------------

        Statements of Net Assets Available for                       23
        Participants at December 31, 1995 and 1994

        Statements of Changes in Net Assets Available                24
        for Participants in the years ended December 31,
        1995 and 1994

        Notes to Financial Statements                                26

        Schedule 1  -  Schedule of Investments Held at               30
        End of Plan Year

        Schedule 2 - Reportable Transactions                         31

                                   SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

  Dated:  March 22, 1996             MGI PHARMA, INC.

                                     By  /s/ James V. Adam
                                         -----------------
                                         James V. Adam
                                         Vice President, Chief Financial
                                         Officer

       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature                  Title
---------                  -----

Kenneth F. Tempero*        Chairman of the Board,   )
                           (principal executive     )
                           officer) and Director    )
                                                    )
James V. Adam              Vice President, Chief    )
                           Financial Officer        )
                           (principal financial     )
                           and accounting officer)  ) By /s/ James V. Adam
                                                    )    -----------------
Frederick W. Armstrong*    Director                 )    James V. Adam
                                                    )    Pro se and as
Charles E. Austin*         Director                 )    Attorney-in Fact*
                                                    )
Hugh E. Miller*            Director                 ) Dated:  March 22, 1996
                                                    )
Robert W. Powell, Jr.*     Director                 )
                                                    )
Lee J. Schroeder*          Director                 )

*  By Power of Attorney filed with this report as Exhibit 24 hereto.

          Independent Auditors' Report on Financial Statement Schedule



The Board of Directors and Stockholders
MGI PHARMA, INC.:



Under date of February 9, 1996, we reported on the consolidated balance sheets of MGI PHARMA, INC. and subsidiary as of December 31, 1995 and 1994, and the related consolidated statements of operations, cash flows, and stockholders' equity for each of the years in the three-year period ended December 31, 1995, as contained in the 1995 Annual Report to Shareholders. These consolidated financial statements and our report thereon are incorporated by reference in the annual report on Form 10-K for the year 1995. In connection with our audits of the aforementioned consolidated financial statements, we also have audited the related financial statement schedule as listed in the accompanying index. The financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth herein.



                                                     /s/ KPMG Peat Marwick LLP


                                                     KPMG Peat Marwick LLP



Minneapolis, Minnesota
February 9, 1996

                                                                     Schedule II



                                MGI PHARMA, INC.

                       VALUATION AND QUALIFYING ACCOUNTS


                                                                   Additions
                                                        ---------------------------------
                                       Balance at       Charged to Costs    Charged to                  Balance at
       Description                  Beginning of Period    and Expenses    Other Accounts  Deductions    End of Period
---------------------------------  -------------------  ----------------   --------------  -----------   -------------
Year ended December 31, 1995:
 Deducted from asset accounts:
  Accounts receivable allowance         $347,823          $  355,706                      $  379,180 (1)       $324,349
  Inventory valuation allowance           13,562             300,000                         132,104 (2)        181,458
                                        --------          ----------                      ----------           --------

  Total                                 $361,385          $  655,706                      $  511,284           $505,807
                                        ========          ==========                      ==========           ========

Year ended December 31, 1994:
 Deducted from asset accounts:
  Accounts receivable allowance         $ 17,388          $1,546,251                      $1,215,816 (1)       $347,823
  Inventory valuation allowance             --                51,294                          37,732 (2)         13,562
                                        --------          ----------                      ----------           --------

  Total                                 $ 17,388          $1,597,545                      $1,253,548           $361,385
                                        ========          ==========                      ==========           ========

Year ended December 31, 1993:
 Deducted from asset accounts:
  Accounts receivable allowance         $ 18,750          $  333,872                      $  335,234 (1)       $ 17,388
  Inventory valuation allowance          205,167                --                           205,167 (2)           --
                                        --------          ----------                      ----------           --------

  Total                                 $223,917          $  333,872                      $  540,401           $ 17,388
                                        ========          ==========                      ==========           ========

(1) Product returns, discounts by customers, or write-off of uncollectible accounts, net of recoveries.
(2) Destruction of returned or obsolete inventory, or inventory rework costs.

                   MGI PHARMA, INC.  Retirement Savings Plan


                       Financial Statements and Schedules


                                      1995

              STATEMENTS OF NET ASSETS AVAILABLE FOR PARTICIPANTS
                    MGI PHARMA, INC. Retirement Savings Plan
                                  (unaudited)



                                        December 31,
                                   ----------------------
                                      1995        1994
                                   ----------  ----------

Investments at fair value:
Guaranteed investment contract    $        -- $   300,980
Shares of registered investment
     companies:
  Invesco Stable Value                315,301          --
  Vanguard Group:
    Fixed Income, GNMA                 85,502      58,959
    World, International Growth       207,416     145,519
  Fidelity Investments:
    Puritan                           183,847      86,561
    Retirement Growth                 205,432      97,014
MGI PHARMA, INC. common stock         506,786     518,927
Participant notes receivable           17,574      16,405
                                  ----------  -----------
                                    1,521,858   1,224,365
                                  ----------- -----------

Receivables:
Contributions receivable:
    Employer                          103,212      70,472
    Employees                           3,098       8,329
                                  ----------- -----------
                                      106,310      78,801
                                  ----------- -----------

Net assets available
  for participants                $ 1,628,168 $ 1,303,166
                                  =========== ===========



------------------------------------------------
See accompanying notes to financial statements.

         STATEMENTS OF CHANGES IN NET ASSETS AVAILABLE FOR PARTICIPANTS
                    MGI PHARMA, INC. Retirement Savings Plan
                                  (unaudited)

                                         Year Ended December 31, 1995
                     --------------------------------------------------------------------------------
                                              Shares of registered investment companies
                               -------------------------------------------------------------------
                                                      Vanguard Group           Fidelity Investment
                     Guaranteed    Invesco        -----------------------   -------------------------
                     Investment    Stable         Fxd. Inc.,  World Intl.                  Retirement
                      Contract      Value           GNMA       Growth          Puritan       Growth
                     -----------  ---------       ---------  ------------     ---------     ---------
Additions to
 net assets:
Investment inc.:
 Net appreciation
 (depreciation)
 in fair value       $      --    $     --         $ 5,956    $ 20,110        $ 17,679      $ 13,156
 Interest                 3,693         --              --          --              --            --
 Dividends                   --     16,937           5,218       5,511           8,649        18,168
                      ---------   --------         -------    --------        --------      --------
                          3,693     16,937          11,174      25,621          26,328        31,324
                      ---------   --------         -------    --------        --------      --------
Contributions:
 Employer                    --         --              --          --              --            --
 Participants             1,611     37,960          15,226      36,308          60,701        55,728
                      ---------   --------         -------    --------        --------      --------
                          1,611     37,960          15,226      36,308          60,701        55,728
                      ---------   --------         -------    --------        --------      --------
  Total additions         5,304     54,897          26,400      61,929          87,029        87,052
                      ---------   --------         -------    --------        --------      --------

Distributions                --     (1,810)         (1,915)     (1,668)         (1,749)       (9,541)
Transfers, net         (306,284)   262,214           2,058       1,636          12,006        30,907
                      ---------   --------         -------    --------        --------      --------

  Net increase
    (decrease)         (300,980)   315,301          26,543      61,897          97,286       108,418

Net assets avail.
  for partici.:
 Start of year          300,980         --          58,959     145,519          86,561        97,014
                      ---------   --------         -------    --------        --------      --------

 End of year         $       --   $315,301         $85,502    $207,416        $183,847      $205,432
                      =========   ========         =======    ========        ========      ========
                                  ----------------------------------------------
                                     MGI
                                    Common        Partic.
                                    Stock         Notes    Recvble.      Total
                                  ----------     --------  ---------  ----------
Additions to
 net assets:
Investment inc.:
 Net appreciation
 (depreciation)
 in fair value                    $(172,654)     $    --   $     --   $ (115,753)
 Interest                                --        1,225         --        4,918
 Dividends                               --           --         --       54,483
                                  ---------      -------   --------   ----------
                                   (172,654)       1,225         --      (56,352)
                                  ---------      -------   --------   ----------
Contributions:
 Employer                           139,174           --    103,212      242,386
 Participants                        30,523           --      3,098      241,155
                                  ---------      -------   --------   ----------
                                    169,697           --    106,310      483,541
                                  ---------      -------   --------   ----------
  Total additions                    (2,957)       1,225    106,310      427,189
                                  ---------      -------   --------   ----------

Distributions                        (5,331)      (1,600)        --      (23,614)
Transfers, net                       (3,853)       1,544    (78,801)     (78,573)
                                  ---------      -------   --------   ----------

  Net increase
    (decrease)                      (12,141)       1,169     27,509      325,002

Net assets avail.
  for partici.:
 Start of year                      518,927       16,405     78,801    1,303,166
                                  ---------      -------   --------   ----------

 End of year                      $ 506,786      $17,574   $106,310   $1,628,168
                                  =========      =======   ========   ==========


See accompanying notes to financial statements.

         STATEMENTS OF CHANGES IN NET ASSETS AVAILABLE FOR PARTICIPANTS
                    MGI PHARMA, INC. Retirement Savings Plan
                                  (unaudited)

                                           Year Ended December 31, 1994
                     ------------------------------------------------------------------------
                                   Shares of registered investment companies
                     ------------------------------------------------------------------------
                                                   Vanguard Group         Fidelity Investment
                     Guaranteed               -------------------------  --------------------
                     Investment     Morgan     Fxd. Inc.,  World Intl.             Retirement
                      Contract      Growth        GNMA        Growth     Puritan     Growth
                     -----------  ----------  ------------  -----------  --------  ----------
Additions to
 net assets:
Investment inc.:
 Net appreciation
 (depreciation)
 in fair value        $      --   $  (3,925)    $  (5,100)  $  (2,487) $ (3,253)   $ (11,751)
 Interest                18,777          --            --          --        --           --
 Dividends                   --       1,657         4,258       1,988     1,816        9,528
                       --------    --------      --------    --------  --------     --------
                         18,777      (2,268)         (842)       (499)   (1,437)      (2,223)
                       --------   ---------      --------    --------   -------     --------
Contributions:
 Employer                    --          --            --          --        --           --
 Participants            43,457      36,771        14,635      43,525    20,470       23,027
                       --------   ---------      --------    --------   -------     --------
                         43,457      36,771        14,635      43,525    20,470       23,027
                       --------   ---------      --------    --------   -------     --------
  Total additions        62,234      34,503        13,793      43,026    19,033       20,804
                       --------   ---------      --------    --------   -------     --------

Distributions           (14,571)     (9,991)         (176)    (15,274)      (53)         (54)
Transfers, net          (21,041)  (200,384)       (14,750)     13,873    67,581       76,264
                       --------                  --------    --------   -------     --------

  Net increase
    (decrease)           26,622    (175,872)       (1,133)     41,625    86,561       97,014

Net assets avail.
  for partici.:
 Start of year          274,358     175,872        60,092     103,894        --           --
                       --------   ---------      --------    --------   -------     --------
 End of year          $ 300,980  $      --      $ 58,959    $ 145,519  $ 86,561    $  97,014
                       ========   =========      ========    ========   =======     ========
                          -----------------------------------------------------
                             MGI
                            Common      Partic.
                            Stock        Notes        Recvble.         Total
                          ----------     ------      ----------     ----------
Additions to
 net assets:
Investment inc.:
 Net appreciation
 (depreciation)
 in fair value           $ (595,695)  $     331     $       --     $  (621,880)
 Interest                        --          --             --          18,777
 Dividends                       --          --             --          19,247
                          ---------      ------      ---------      ----------
                           (595,695)        331             --        (583,856)
                          ---------      ------      ---------      ----------
Contributions:
 Employer                    44,718          --         70,472         115,190
 Participants                41,994          --          8,329         232,208
                          ---------      ------      ---------      ----------
                             86,712          --         78,801         347,398
                          ---------      ------      ---------      ----------
  Total additions          (508,983)        331         78,801        (236,458)
                          ---------      ------      ---------      ----------

Distributions               (27,707)         --             --         (67,826)
Transfers, net              181,199       6,600       (109,342)             --
                          ---------      ------      ---------      ----------

  Net increase
    (decrease)             (355,491)      6,931        (30,541)       (304,284)

Net assets avail.
  for partici.:
 Start of year              874,418       9,474        109,342       1,607,450
                          ---------      ------      ---------      ----------
 End of year             $  518,927   $  16,405     $  78,801      $ 1,303,166
                          =========     =======      ========       ==========

-------------------------------------------------
See accompanying notes to financial statements.

                         NOTES TO FINANCIAL STATEMENTS

                    MGI PHARMA, INC. Retirement Savings Plan
                                  (unaudited)



1.   Description of Plan
     -------------------

     The following description of the MGI PHARMA, INC. Retirement Savings Plan (the "Plan") provides only general information. Participants should refer to the Summary Plan Description for a more complete description of the Plan's provisions. The plan is a defined contribution retirement savings plan sponsored by MGI PHARMA, INC. ("MGI"). It conforms to Section 401(k) of the Internal Revenue Code and therefore defers income taxes on qualifying contributions and Plan earnings. The Plan benefits eligible employees by accumulating retirement assets during their working careers through employee participation in a systematic savings and investment program to which MGI also contributes. The Plan is administered by an Administrative Committee appointed for that purpose by MGI's Board of Directors and all Plan administrative costs are currently borne by MGI.

     At December 31, 1995, 44 employees were participants in the Plan. The Plan is available to every employee of MGI who completes six months of employment, is at least 21 years old, and is scheduled for at least 1,000 hours of service annually. Eligible employees may participate in the Plan through: (1) contributions of up to 10% of their compensation; (2) employer matching contributions equal to 50% of employee contributions, up to 6% of an employee's compensation; (3) employer discretionary contributions; and
     (4) employee rollover contributions. Contributions are subject to certain limitations.

     Employee contributions and related earnings are directed by the participant into available investment options and are fully vested at all times. Employer contributions are in the form of MGI common stock. At December 31, 1995, employer directed balances totaled $352,834 of the MGI common stock fund. Employer contributions are 20% vested after completion of two years of employment, 40% after three years, 75% after four years and 100% after five years. Employer discretionary contributions are allocated to a participant's account based upon his/her pro rata share of total recognized compensation during the year. Forfeitures are used to reduce the amount of MGI's contributions to the Plan.

     A participant's account may mature and become distributable upon the occurrence of one of the following: (1) death, (2) retirement, (3) the attainment of 70-1/2 years of age, (4) termination of employment, (5) termination of the Plan or (6) upon certain MGI "change in control" events. Distributions may be a lump sum of cash and MGI common stock held in a participant's account.

     Investments
     -----------
     The following investment alternatives are or have been available to participants:

     Guaranteed Investment Contract - The Guaranteed Investment Contract ("GIC") was an Investment Accumulation, Group Annuity Contract with Minnesota Mutual Life Insurance Company that offers stated rates of return. Risk in this investment related to the financial performance of Minnesota Mutual and the underlying portfolio. The underlying portfolio was invested primarily in bonds and mortgages.

     Registered Investment Companies Funds:
      Invesco Funds Group:

      Stable Value - The INVESCO Retirement Trust Stable Value Fund ("Stable Value Fund") seeks to provide a high level of current income while preserving principal, primarily by investing in a diversified portfolio of investment contracts with insurance companies, banks or other financial institutions. An investment contract is an agreement to provide a specific rate of return for a period of time. Risk in these contracts relates to the financial performance of the issuing entity and in certain cases a portfolio of marketable securities securing the investment.

      Vanguard Group:
      Fixed Income, GNMA - The GNMA portfolio is part of the Fixed Income Securities Fund, a no-load, open-end, diversified fund that seeks to provide a high level of current income while maintaining a high level of principal protection and liquidity. The portfolio invests at least 80% of its assets in Government National Mortgage Association ("GNMA" or "Ginnie Mae") pass-through mortgage backed certificates representing part ownership of a pool of mortgage loans. The mortgage loans underlying GNMA certificates are guaranteed by the full faith and credit of the U.S. Government.

      World, International Growth - The International Growth Portfolio is part of the World Fund, a no load, open end, diversified equity security fund. The portfolio seeks to provide long-term capital growth by investing primarily in equity securities of growth companies located outside the United States.

      Fidelity Investments:
      Puritan - The Puritan fund is an open-end, diversified security fund that seeks to primarily provide income by investing in common stocks, preferred stocks and bonds.

      Retirement Growth - The Retirement Growth fund is an open-end, diversified securities fund that seeks long-term capital growth by investing primarily in common stocks. It may realize capital gains without regard to shareholders' current tax liability since it is designed for investors in tax qualified retirement plans.

     During 1995 as part of an ongoing evaluation of investment alternatives, the Stable Value Fund was added to and the GIC removed from the plan investment alternatives.

     MGI PHARMA, INC. common stock - MGI PHARMA, INC. (the Plan Sponsor) common stock is publicly traded with trades reported on the NASDAQ National Market System. MGI is a pharmaceutical company that acquires, develops and markets specialty pharmaceuticals. MGI's goal is to develop innovative products that significantly improve treatment of a variety of serious medical conditions. MGI has not paid, and has no present intention of paying cash dividends on its common stock.

     Participant Notes Receivable
     ----------------------------
     Participants may borrow from their accounts a minimum of $1,000 up to the lesser of $50,000 or one-half of their balances. Loan transactions are treated as transfers between the relevant investment fund and the Participant Notes fund. Loan terms generally cannot exceed five years. The loans are secured by balances in the participant's accounts and bear interest fixed at 1% above the prime rate upon initiation of the loan. Principal and interest is paid by monthly or more frequent installments.

2.   Summary of Accounting Policies
     ------------------------------

     Basis of Accounting
     -------------------
     The financial statements of the Plan are prepared under the accrual method of accounting.

     Investment Valuation and Income Recognition
     -------------------------------------------
     Plan investments are stated at fair value except for the investment contract which is valued at contract value. Contract value represents contributions made under the contract, plus earnings, less withdrawals. Shares of registered investment companies are valued at quoted market prices which represent the net asset value of shares held by the Plan at year-end. Company stock is valued at its quoted market price of $4.4375 and $6.25 per share at December 31, 1995 and 1994, respectively. Participant notes receivable are valued at cost which approximates fair value.

     Purchases and sales of securities are recorded on a trade-date basis. Interest income is recorded on the accrual basis. Dividends are recorded on the ex-dividend date. Investment income is allocated to participants' accounts based upon their pro rata share of the respective investment balance during the income period.

     Payment of Benefits
     -------------------
     Benefits are recorded when paid.

3.   Federal Income Taxes
     --------------------
     The Plan received a tax qualification letter from the Internal Revenue Service stating that it is a qualified plan under the Internal Revenue Code ("IRC"), and therefore the associated trust is exempt from federal income taxes. Following the qualification letter, the Plan administration believes operation of the Plan has been performed in a manner to maintain compliance with the applicable requirements of the IRC.

4.   Party-in-interest Transactions
     ------------------------------
     The Plan engaged in transactions involving the acquisition or disposition of units of participation in collective investment funds of the Trustee, which is a party-in-interest with respect to the Plan. These transactions are not considered "prohibited transactions" under ERISA and are for short-term investment of cash balances pending reinvestment.

5.   Plan Termination
     ----------------
     Although it has not expressed any intent to do so, the Company has the right under the Plan to discontinue its contributions at any time and to terminate the Plan subject to the provisions of ERISA. In the event of Plan termination, participants will become 100 percent vested in their accounts.

                                                            Schedule 1



                SCHEDULE OF INVESTMENTS HELD AT END OF PLAN YEAR
                    MGI PHARMA, INC. Retirement Savings Plan
                               December 31, 1995
                                  (unaudited)





                                        Number                   Fair Market
Description                         of shares/units     Cost        Value
-----------                         ---------------  -----------------------

Shares of registered investment
       companies:
  Invesco Stable Value                  315,301      $  315,301   $  315,301
  Vanguard Group:
     Fixed Income, GNMA                   8,198          80,820       85,502
     World, International Growth         13,809         194,266      207,416
  Fidelity Investments:
     Puritan                             10,808         169,542      183,847
     Retirement Growth                   11,294         204,142      205,432

MGI PHARMA, INC. common stock           114,204         805,915      506,786
Participant notes receivable             17,574          17,574       17,574
                                                     ----------   ----------

          Total                                      $1,787,560   $1,521,858
                                                     ==========   ==========

                                                                      Schedule 2



                            REPORTABLE TRANSACTIONS
                    MGI PHARMA, INC. Retirement Savings Plan
                          Year ended December 31, 1995
                                  (unaudited)





                                   Total        Total     Total Dollar   Total Dollar
                                   Number       Number      Value of         Value         Net Gain
Description                     of Purchases   of Sales    Purchases        of Sales       or (Loss)
-----------                     ------------   --------    ---------       --------       ---------
Guaranteed investment contract      -0-            1        $       -0-     $306,284          -0-

Shares of registered investment
   companies:
   Invesco Stable Value             58            10          368,111         52,810          -0-
      Fidelity Investments:
      Puritan                       59             7           85,899          6,292          124
      Retirement Growth             56             8          109,051         13,789          216

MGI PHARMA, INC. common stock       30             3          183,307         16,289       10,921

                                 EXHIBIT INDEX
                                MGI PHARMA, INC.

                           Annual Report on Form 10-K
                                      For
                          Year Ended December 31, 1995

                                                                    Sequentially
Exhibit                                                               Numbered
Number   Description                                                    Page
-------  -----------                                                ------------

3.1      Restated Articles of Incorporation (Incorporated by                 N/A
         reference to Exhibit 3.1 to the Company's Registration
         Statement on Form S-2, File No. 33-40763).

3.2      Restated Bylaws of the Company, as amended to date                  N/A
         (Incorporated by reference to Exhibit 3.2 to the
         Company's Annual Report on Form 10-K for the year
         ended December 31, 1994).

4.1      Specimen certificate for shares of Common Stock of                  N/A
         the Company (Incorporated by reference to Exhibit 4.1 to
         the Company's Annual Report on Form 10-K for the
         year ended December 31, 1994).

4.2      Rights Agreement, dated as of January 19, 1988, between             N/A
         the Company and Norwest Bank Minneapolis, National
         Association (including the form of Right Certificate
         attached as Exhibit A thereto) (Incorporated by reference to
         Exhibit 4.2 to the Company's Annual Report on Form 10-K
         for the year ended December 31, 1994).

10.1     1993 Nonemployee Director Stock Option Plan                         N/A
         (Incorporated by reference to Exhibit 10.1 to the
         Company's Annual Report on Form 10-K for the year
         ended December 31, 1994).

10.2     Nonemployee Director Stock Option Plan (Incorporated by             N/A
         reference to Exhibit 10.2 to the Company's Annual Report
         on Form 10-K for the year ended December 31, 1994).

10.3     Deferred Compensation Plan for Nonemployee Directors                N/A
         (Incorporated by reference to Exhibit 10.2 to the Company's
         Quarterly Report on Form 10-Q for the quarter ended
         September 30, 1995).

10.4     1994 Stock Incentive Plan (Incorporated by reference to             N/A
         Exhibit 10.3 to the Company's Annual Report on Form 10-K
         for the year ended December 31, 1994).

10.5     1984 Stock Option Plan (Incorporated by reference to                N/A
         Exhibit 10.4 to the Company's Annual Report on
         Form 10-K for the year ended December 31, 1994).

10.6     1982 Incentive Stock Option Plan (Incorporated by                   N/A
         reference to Exhibit 10.5 to the Company's Annual Report
         on Form 10-K for the year ended December 31, 1994).

10.7     Stock Acquisition Assistance Loan Program (Incorporated             N/A
         by reference to Exhibit 10.6 to the Company's Annual
         Report on Form 10-K for the year ended December 31, 1994).

10.8     Money Purchase Retirement Plan Supplement Program                   N/A
         (Incorporated by reference to Exhibit 10.7 to the Company's
         Annual Report on Form 10-K for the year ended
         December 31, 1994).

10.9     Retirement, Separation Agreement and Release, dated                  36
         December 31, 1995 with Kenneth F. Tempero.

10.10    Termination Agreement, dated as of January 1, 1992,                 N/A
         with Kenneth F. Tempero (Incorporated by reference to
         Exhibit 10.8 to the Company's Annual Report on
         Form 10-K for the year ended December 31, 1994).

10.11    Termination Agreement, dated as of January 1, 1992,                 N/A
         with Charles C. Muscoplat (Incorporated by reference to
         Exhibit 10.9 to the Company's Annual Report on
         Form 10-K for the year ended December 31, 1994).

10.12    Termination Agreement, dated as of January 1, 1992,                 N/A
         with James V. Adam (Incorporated by reference to
         Exhibit 10.10 to the Company's Annual Report on
         Form 10-K for the year ended December 31, 1994).


10.13    Termination Agreement, dated as of January 1, 1992,                  52
         with Lori-jean Gille.

10.14    Termination Agreement, dated as of July 10, 1995, with               61
         Jon C. Lee.

10.15    Termination Agreement, dated as of August 9, 1994,                   70
         with Rajesh C. Shrotriya.

10.16    Lease Agreement, dated August 7, 1989, with ALSCOR                  N/A
         Investors Joint Venture, as amended by that certain
         Amendment to Office Lease, dated October 30, 1989, with
         ALSCOR Investors Joint Venture (Incorporated by reference
         to Exhibit 10.11 to the Company's Annual Report on
         Form 10-K for the year ended December 31, 1994).

10.17    Second Amendment to Office Lease, dated May 3, 1991                 N/A
         between the Company and ALSCOR Investors Joint
         Venture (Incorporated by reference to Exhibit 10.12 to the
         Company's Annual Report on Form 10-K for the year
         ended December 31, 1994).

10.18    Third Amendment to Office Lease, dated                              N/A
         September 23, 1992 between the Company and ALSCOR
         Investors Joint Venture (Incorporated by reference to
         Exhibit 10.13 to the Company's Annual Report on
         Form 10-K for the year ended December 31, 1994).

10.19    Fourth Amendment to Office Lease, dated                             N/A
         September 23, 1992 between the Company and ALSCOR
         Investors Joint Venture (Incorporated by reference to
         Exhibit 10.14 to the Company's Annual Report on
         Form 10-K for the year ended December 31, 1994).

10.20    Fifth Amendment to Office Lease, dated March 10, 1995               N/A
         between the Company and ALSCOR Investors Joint
         Venture (Incorporated by reference to Exhibit 10.15
         to the Company's Annual Report on Form 10-K for the
         year ended December 31, 1994).

10.21    Trademark License Agreement, dated as of                            N/A
         December 31, 1989, between the Company and Norwich
         Eaton Pharmaceuticals, Inc. (Incorporated by reference to
         Exhibit 10.16 to the Company's Annual Report on
         Form 10-K for the year ended December 31, 1994).

10.22    Supply and License Agreement, dated March 19, 1992,                 N/A
         among E Merck Fine Chemicals Division, EM Industries
         and the Company (Incorporated by reference to
         Exhibit A to Exhibit 10.15 to the Company's Annual Report
         on Form 10-K for the year ended December 31, 1992).

10.23    Supply Agreement, dated December 21, 1993, between                  N/A
         the Company and Boehringer Ingelheim
         Pharmaceuticals, Inc. (Incorporated by reference to
         Exhibit 10.18 to the Company's Annual Report on
         Form 10-K for the year ended December 31, 1994).

10.24    Development, Marketing and Cooperation Agreement,                   N/A
         dated October 23, 1995, between the Company and
         Dainippon Pharmaceutical Co., Ltd. (Incorporated by
         reference to Exhibit 10.1 to the  Company's Quarterly
         Report on Form 10-Q for the quarter ended
         September 30, 1995).

10.25    Manufacturing Agreement, dated December 12, 1995,                    79
         between the Company and Global Pharm Inc.

11       Computation of Net Income (Loss) Per Common Share.                  106

13       1995 Annual Report to Shareholders.                                 107

23       Consent of KPMG Peat Marwick LLP.                                   135

24       Powers of Attorney.                                                 136

27       Financial Data Schedule.                                            137
