Form 10-Q
period 1996-03-31
MGI PHARMA INC
filed 1996-05-10
CIK 702131

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C.  20549

                                   FORM 10-Q


(Mark One)

  [x]  Quarterly report pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934
       For the quarterly period ended MARCH 31, 1996.
                                      --------------

  [ ]  Transition report pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934
       For the transition period from ____________ to ____________ .


Commission File Number:  0-10736
                         -------

                               MGI PHARMA, INC.
                               ----------------
            (Exact name of registrant as specified in its charter)

          Minnesota                               41-1364647
- -------------------------------          ----------------------------
(State or other jurisdiction of                (I.R.S. employer
 incorporation or organization)              identification number)


    Suite 300E, Opus Center
      9900 Bren Road East
  Minnetonka, Minnesota 55343                   (612) 935-7335
- -------------------------------          ----------------------------
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

       Yes     [X]                        No
              -----                          -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

  Common Stock, $.01 par value                 12,790,786 shares
 ------------------------------          ----------------------------
          (Class)                        (Outstanding at May 6, 1996)

                                FORM 10-Q INDEX

                               MGI PHARMA, INC.



                                                            Page
                                                            Number
                                                            ------
PART I.     FINANCIAL INFORMATION

  Item 1.   Financial Statements (Unaudited)

            Balance Sheets - March 31, 1996
            and December 31, 1995

            Statements of Operations - Three Months
            Ended March 31, 1996 and 1995

            Statements of Cash Flows - Three Months
            Ended March 31, 1996 and 1995

            Notes to Financial Statements

Item 2.     Management's Discussion and Analysis of
            Financial Condition and Results of Operations


PART II.    OTHER INFORMATION


SIGNATURES

                         PART I - FINANCIAL INFORMATION


Item 1. Financial Statements
- ----------------------------

                                 BALANCE SHEETS

                                MGI PHARMA, INC.

                                  (Unaudited)

                                       March 31,   December 31,
                                         1996          1995
                                      -----------  ------------
ASSETS
- ------

Current assets:
  Cash and cash equivalents           $ 5,479,606   $ 9,075,569
  Short-term investments               11,029,012     8,903,362
  Receivables, less allowances of
    $381,596 and $324,349                 391,183       566,366
  Inventories, net                        910,901     1,003,278
  Prepaid expenses                        148,424        43,417
                                      -----------   -----------

     Total current assets              17,959,126    19,591,992

Equipment and furniture, at cost          249,560       243,197
  less accumulated depreciation of
  $706,047 and $681,467

Other assets                              419,855       515,991
                                      -----------   -----------

Total assets                          $18,628,541   $20,351,180
                                      ===========   ===========


(Continued)

BALANCE SHEETS
(Unaudited)
Page 2

                                            March 31,    December 31,
                                              1996           1995
                                          ------------   ------------
LIABILITIES AND STOCKHOLDERS' EQUITY
- ------------------------------------

Current liabilities:
  Accounts payable                        $    411,037   $  1,277,713
  Accrued expenses                           1,855,614      2,333,868
  Other current liabilities                     30,479          7,325
                                          ------------   ------------

     Total current liabilities               2,297,130      3,618,906
                                          ------------   ------------

Common stockholders' equity:
  Common stock, $.01 par value,
    30,000,000 authorized shares,
    12,784,411 and 12,781,608
    issued shares                              127,844        127,816
  Additional paid-in capital                82,891,351     82,872,883
  Notes receivable from officers               (47,934)      (432,082)
  Accumulated deficit                      (66,639,850)   (65,836,343)
                                          ------------   ------------

     Total common stockholders' equity      16,331,411     16,732,274
                                          ------------   ------------

Total liabilities and
  stockholders' equity                    $ 18,628,541   $ 20,351,180
                                          ============   ============

_____________________________________

See accompanying notes to financial statements.

                           STATEMENTS OF OPERATIONS

                               MGI PHARMA, INC.

                                  (Unaudited)

                                           Three Months Ended
                                               March 31,
                                       --------------------------
                                           1996          1995
                                       ------------  ------------
Revenues:
  Sales                                 $1,328,788   $   937,140
  Licensing                                548,760     1,337,485
  Interest and other                       239,040       236,003
                                        ----------   -----------
                                         2,116,588     2,510,628
                                        ----------   -----------
Costs and Expenses:
  Research and development               1,165,704     1,547,795
  Cost of sales                            147,140       112,893
  Selling, general & administrative      1,607,251     2,099,193
  Amortization of intangible assets             --        17,916
                                        ----------   -----------
                                         2,920,095     3,777,797
                                        ----------   -----------

Net loss                                $ (803,507)  $(1,267,169)
                                        ==========   ===========

Net loss per common share               $    (0.06)  $    (0.11)

Weighted average number of
  common shares outstanding             12,784,257   11,950,991


- ----------------------------
See accompanying notes to financial statements.

                            STATEMENTS OF CASH FLOWS

                                MGI PHARMA, INC.

                                  (Unaudited)


                                                Three Months Ended March 31,
                                               ------------------------------
                                                    1996            1995
                                                 -----------     -----------
OPERATING ACTIVITIES:
Net loss                                         $  (803,507)    $(1,267,169)
Adjustments for non-cash items:
  Depreciation and asset amortization                 24,580          47,545
  Unearned revenue amortization                           --        (194,445)
  Facility rent abatement                                 --         (25,027)
  Other                                               30,345          26,756
Change in operating assets and liabilities:
  Receivables                                        175,183        (312,911)
  Inventories                                         92,377         (17,884)
  Prepaid expenses                                  (105,007)        320,068
  Accounts payable and accrued expenses           (1,356,779)       (755,348)
  Other current liabilities                           23,154          34,883
                                                 -----------     -----------

Net cash used in operating activities             (1,919,654)     (2,143,532)
                                                 -----------     -----------

INVESTING ACTIVITIES:
  Purchase of investments                         (7,950,581)     (6,812,592)
  Maturity of investments                          5,824,931       6,875,236
  Purchase of equipment and furniture                (30,943)           (770)
  Other                                              480,284         107,576
                                                 -----------     -----------
Net cash provided by (used in) investing
  activities                                      (1,676,309)        169,450
                                                 -----------     -----------

FINANCING ACTIVITIES:
  Issuance of shares under stock
    plans                                                 --          25,275
                                                 -----------     -----------
Net cash provided by financing
  activities                                              --          25,275
                                                 -----------     -----------
Decrease in cash and cash equivalents             (3,595,963)     (1,948,807)

Cash and cash equivalents at
  beginning of period                              9,075,569       6,728,006
                                                 -----------     -----------

Cash and cash equivalents at
  end of period                                  $ 5,479,606     $ 4,779,199
                                                 ===========     ===========

- -------------------------------
See accompanying notes to financial statements.

                         NOTES TO FINANCIAL STATEMENTS

                                MGI PHARMA, INC.

                                  (Unaudited)

(1)  Basis of Presentation
     ---------------------

MGI PHARMA, INC. ("MGI" or the "Company") is a pharmaceutical company which acquires, develops and markets specialty pharmaceuticals. The Company's goal is to develop innovative products that significantly improve the treatment of a variety of serious medical conditions. The Company is initially focused on products that treat cancer or improve the quality of life for cancer patients. It is currently marketing its oncology products to physicians across the United States, with sales made to pharmaceutical wholesalers for distribution to the ultimate consumers of Company products. Sales of Salagen(R) Tablets account for the vast majority of Company sales. The Company is commercializing its products outside the United States through various alliances, and has agreements with several international pharmaceutical companies to commercialize Salagen(R) Tablets abroad including the major markets of Europe, Japan and Canada. Product development efforts currently include continued development of Salagen(R) Tablets, to expand use of this drug beyond its already approved indication, and development of acylfulvenes, a family of compounds with potential to become effective cancer therapies. Exclusive rights to acylfulvenes for Japan were granted to a Japanese pharmaceutical company under a cooperative development and commercialization agreement in 1995.

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal, recurring accruals) considered necessary for fair presentation have been included.
Interim results may not be indicative of annual results. For further information, refer to the financial statements and footnotes included in the Company's report on Form 10-K for the year ended December 31, 1995.

(2)  Loss Per Common Share
     ---------------------

Loss per common share is based upon the weighted average number of shares outstanding during each period. Common stock equivalents are not included as their effect is antidilutive.

(3)  Short-Term Investments
     ----------------------

Held-to-maturity investments at March 31, 1996, including estimated fair value based on quoted market prices or valuation models, are summarized in the following table:

                                                                   Estimated
                                                       Cost       Fair Value
                                                   ------------  ------------
Commercial paper                                   $ 6,390,807   $ 6,390,807
Corporate notes                                      2,109,595     2,109,595
Auction market note                                  1,517,439     1,517,439
European certificate of deposit                      1,011,171     1,011,171
                                                   -----------   -----------

Short-term investments                             $11,029,012   $11,029,012
                                                   ===========   ===========

(4)  Inventories
     -----------

Inventories at March 31, 1996, and December 31, 1995, are summarized in the following table:

                                                       1996          1995
                                                   -----------   -----------
     Raw materials and supplies                    $    26,631   $    26,631
     Work in process                                    63,470        68,387
     Finished goods                                  1,040,538     1,089,718
     Valuation allowance                              (219,738)     (181,458)
                                                   -----------   -----------
          Total                                    $   910,901   $ 1,003,278
                                                   ===========   ===========

Inventories are stated at the lower of cost or market. Cost is determined on a first-in, first-out basis.

(5)  Accrued Expenses
     ----------------

Accrued expenses at March 31, 1996, and December 31, 1995, are summarized in the following table:

                                                       1996          1995
                                                    ----------    ----------
     Retirement commitment                          $  627,183    $  655,468
     Product development commitments                   287,436       476,049
     Bonuses                                           164,780       356,826
     Technology licensing commitment                   222,199       253,243
     Other accrued expenses                            554,016       592,282
                                                    ----------    ----------
                                                    $1,855,614    $2,333,868
                                                    ==========    ==========

(6)  Stock Incentive Plans
     ---------------------

Under stock incentive plans, designated persons (including officers, directors and employees) have been or may be granted rights to acquire Company common stock. These rights include, but are not limited to, stock options, limited stock appreciation rights and restricted stock units.

At March 31, 1996, 2,980,743 shares of common stock remain reserved for issuance to employees and nonemployees of which 1,075,665 remain available for grant and options to purchase 1,905,078 shares of common stock were outstanding, of which 842,904 were exercisable. Options outstanding had a weighted average exercise price of $7.57 per share.

Loans to officers were made for their exercises of options and payment of associated tax obligations. The loans are full recourse, unsecured obligations and are payable on demand. At March 31, 1996, $47,934 of principal remains outstanding and is presented as "Notes receivable from officers" within common shareholders' equity in the accompanying balance sheet.

(7)  Stockholders' Equity
     --------------------

Changes in common stock and additional paid-in capital were as follows:


                                          Common stock        Additional    Notes receivable
                                      ---------------------     paid-in          from
                                        Shares    Par value     capital        officers
                                      ----------  ---------   -----------  -----------------
THREE MONTHS ENDED MARCH 31, 1995:

Balance at December 31, 1994          11,945,544   $119,455   $79,706,292     $(565,586)

Exercise of stock options                  5,700         57        25,218            --
Note payment                                  --         --            --        85,268
                                      ----------   --------   -----------     ---------

Balance at March 31, 1995             11,951,244   $119,512   $79,731,510     $(480,318)
                                      ==========   ========   ===========     =========

THREE MONTHS ENDED MARCH 31, 1996:

Balance at December 31, 1995          12,781,608   $127,816   $82,872,883     $(432,082)

Employee retirement savings
  plan contribution                        2,803         28        18,468            --
Note payments                                 --         --            --       384,148
                                      ----------   --------   -----------     ---------

Balance at March 31, 1996             12,784,411   $127,844   $82,891,351     $ (47,934)
                                      ==========   ========   ===========     =========

Item 2.  Management's Discussion and Analysis of Financial Condition
- --------------------------------------------------------------------
and Results of Operations
- -------------------------

Overview
- --------

MGI PHARMA, INC. ("MGI" or the "Company") is a pharmaceutical company which acquires, develops and markets specialty pharmaceuticals. The Company's goal is to develop innovative products that significantly improve the treatment of a variety of serious medical conditions. The Company is initially focused on products that treat cancer or improve the quality of life for cancer patients. It is currently marketing its oncology products to physicians across the United States, with sales made to pharmaceutical wholesalers for distribution to the ultimate consumers of Company products. Sales of Salagen(R) Tablets account for the vast majority of Company sales. The Company is commercializing its products outside the United States through various alliances, and has agreements with several international pharmaceutical companies to commercialize Salagen(R) Tablets abroad including the major markets of Europe, Japan and Canada. Product development efforts currently include continued development of Salagen(R) Tablets, to expand use of this drug beyond its already approved indication, and development of acylfulvenes, a family of compounds with potential to become effective cancer therapies. Exclusive rights to acylfulvenes for Japan were granted to a Japanese pharmaceutical company under a cooperative development and commercialization agreement in 1995.

Results of Operations
- ---------------------

The Company's net loss of $803,507 in the 1996 first quarter compares with a net loss of $1,267,169 in the 1995 first quarter. The decreased loss in 1996 reflected reduced expenses. Despite a sizable increase in sales revenues, total revenues declined due to the non-recurring nature of a $1 million license payment received in 1995.

Sales revenues increased 42% from $937,140 in the 1995 first quarter to $1,328,788 in the 1996 first quarter. The increase in 1996 reflected increasing sales of Salagen(R) Tablets, partially reduced by continuation of the long-term decline in sales of DIDRONEL(R) I.V. Infusion. Inventory quantities of Salagen(R) Tablets in distribution channels have been approaching equilibrium since the product was launched in April 1994. Management believes Company shipments increased by mid-1995 to a level which approximated retail demand for Salagen(R) Tablets.

Quarter-to-quarter sales revenues declined 9% in the 1996 first quarter following a 28% quarterly increase to $1,465,997 in the 1995 fourth quarter. This pattern is consistent with a common wholesale industry practice of increasing inventories in advance of January, a month often associated with price increases by pharmaceutical manufacturers. MGI sales revenues are expected to continue oscillating around the long-term trend line of retail demand, due to periodic adjustments in wholesaler buying patterns. The recent trend in retail demand, as estimated using shipment activity from wholesalers to pharmacies, has continued to demonstrate modest growth.

Licensing revenue decreased 59% from $1,337,485 in the 1995 first quarter to $548,760 in the 1996 first quarter. The 1996 decrease was primarily due to a non-recurring $1 million milestone payment received in the 1995 first quarter from Chiron B.V., following approval of Salagen(R) Tablets for marketing in the United Kingdom. However, the magnitude of the decrease was muted by a $360,000 recurring milestone payment received in the 1996 first quarter from Dainippon Pharmaceutical Co., Ltd. Future licensing revenues will likely fluctuate from one quarter to the next and between years depending on current partners achievement of milestones and the amount of their recurring royalty generating activities, and the timing of initiating additional licensing relationships. Absent revenue from initiation of additional licensing relationships, 1996 licensing revenue is expected to decline from 1995 amounts, given the magnitude of initiation and milestone payments realized in 1995.

Cost of sales increased 30% from $112,893 in the 1995 first quarter to $147,140 in the 1996 first quarter. The 1996 increase was primarily due to increased sales of Salagen(R) Tablets. Management believes that future cost of sales as a percent of sales should eventually resume its historical relationship of around 10%. This relationship will continue to be influenced by the unit sales volume of Salagen(R) Tablets, since the Company's fixed production costs are allocated across the base of production activity.

Interest and other income increased 1% from $236,003 in the 1995 first quarter to $239,040 in the 1996 first quarter. The 1995 increase was due to an increase in the average amount of funds available for investment in 1996, almost offset by a decreased investment yield. Until the Company attains positive cash flow, whether from operations or outside funding, funds available for investments will continue to decline. Interest income would correspondingly decline, assuming yields remain constant.

Research and development expense decreased 25% from $1,547,795 in the 1995 first quarter to $1,165,704 in the 1996 first quarter. Over the near-term, development of Salagen(R) Tablets as a treatment for dry mouth due to Sjogren's Syndrome is expected to increase research and development expense in advance of the anticipated filing of a supplemental New Drug Application with the FDA during the 1996 second half.

Selling, general and administrative expenses decreased 23% from $2,099,193 in the 1995 first quarter to $1,607,251 in the 1996 first quarter. The 1996 decrease resulted from decreased selling expenses, primarily due to open territory sales positions associated with restructuring of the Company's field sales organization. New sales and marketing efforts targeting better conversion of initial prescribing into ongoing refills are being implemented and selling expense will likely increase during 1996 as these new efforts are implemented.

Liquidity and Capital Resources
- -------------------------------

At March 31, 1996, the Company had cash and cash equivalents and investments of $16,508,618 and working capital of $15,661,996 compared to $17,978,931 and
$15,973,086, respectively, at December 31, 1995. During the three month period ended March 31, 1995, the Company used cash of $1,919,654 to fund its operating activities.

Cash in excess of current operating needs is invested in marketable debt securities in accordance with the Company's investment policy. This policy emphasizes principal preservation, so it requires strong issuer credit ratings and limits the amount of credit exposure from any one issuer or industry.

Substantial amounts of capital are required for pharmaceutical development and commercialization efforts. For continued development and commercialization of MGI 114, Salagen(R) Tablets or prospective product candidates, the Company plans to utilize cash provided from growth in sales of Salagen(R) Tablets, collaborative arrangements and existing liquid assets. If these sources of capital are insufficient, the Company will seek other sources of funding, including additional equity issuances, or it will manage the pace of developing its product candidates.

                                MGI PHARMA, INC.

                          PART II - OTHER INFORMATION



Item 5.  Other Information
- --------------------------

     On April 29, 1996, Charles N. Blitzer joined the Company as President and CEO succeeding Kenneth F. Tempero following Dr. Tempero's retirement. For further information see the press release attached hereto as Exhibit 99, which is incorporated by reference herein.

Item 6.  Exhibits and Reports on Form 8-K
- -----------------------------------------

(a)  LISTING OF EXHIBITS:

     11   Computation of Net Loss Per Common Share
     27   Financial Data Schedule
     99   Press Release dated April 29, 1996.

(b)  REPORTS ON FORM 8-K

     There were no reports on Form 8-K filed during the three months ended March 31, 1996.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                            MGI PHARMA, INC.


Date May 8, 1996            By      /s/ James V. Adam
     -----------               ---------------------------
                            James V. Adam, Vice President,
                            Chief Financial Officer
                            (authorized signatory and
                             principal financial officer)

                               MGI PHARMA, INC.


                         Quarterly Report on Form 10-Q
                                    for the
                         Quarter Ended March 31, 1996



                                 EXHIBIT INDEX
                                 -------------

                                                          Sequentially
Exhibit                                                     Numbered
Number                    Description                         Page
- ------                    -----------                     ------------

  11        Computation of Net Loss per Common Share

  27        Financial Data Schedule

  99        Press release dated April 29, 1996