Form 10-Q
period 1996-06-30
MGI PHARMA INC
filed 1996-08-06
CIK 702131

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C.  20549

                                   FORM 10-Q

(Mark One)

   [x]  Quarterly report pursuant to Section 13 or 15(d) of the
                     Securities Exchange Act of 1934
           For the quarterly period ended  JUNE 30, 1996  .
                                         -----------------

   [_]   Transition report pursuant to Section 13 or 15(d) of the
                     Securities Exchange Act of 1934
         For the transition period from              to             .
                                       --------------  -------------

Commission File Number:  0-10736
                         --------

                                MGI PHARMA, INC.
                                ----------------
             (Exact name of registrant as specified in its charter)

            Minnesota                                      41-1364647
- ---------------------------------------         --------------------------------
(State or other jurisdiction of                      (I.R.S. employer
 incorporation or organization)                       identification number)

    Suite 300E, Opus Center
      9900 Bren Road East
   Minnetonka, Minnesota 55343                           (612) 935-7335
- ---------------------------------------         --------------------------------
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

       Yes     X                        No
             -----                           -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     Common Stock, $.01 par value                       12,822,971 shares
     ----------------------------               --------------------------------
              (Class)                           (Outstanding at August 2, 1996)

                                FORM 10-Q INDEX
                                MGI PHARMA, INC.

                                                              Page
                                                            Number
                                                            ------
PART I.   FINANCIAL INFORMATION


  Item 1.   Financial Statements (Unaudited)

               Balance Sheets - June 30, 1996
               and December 31, 1995                           1

               Statements of Operations - Three Months and
               Six Months Ended June 30, 1996 and 1995         3

               Statements of Cash Flows - Six Months
               Ended June 30, 1996 and 1995                    4

               Notes to Financial Statements                   5

  Item 2.   Management's Discussion and Analysis of
               Financial Condition and Results of Operations   8

PART II.  OTHER INFORMATION


  Item 4.   Submission of Matters to a Vote of
            Security Holders                                   11

  Item 5.   Other Information                                  11

  Item 6.   Exhibits and Reports on Form 8-K                   11

SIGNATURES

                         PART I - FINANCIAL INFORMATION


Item 1. Financial Statements
- ----------------------------

                                 BALANCE SHEETS
                                MGI PHARMA, INC.
                                  (Unaudited)

                                              June 30,    December 31,
                                                1996          1995
                                             -----------  ------------
ASSETS
- ------
Current assets:
  Cash and cash equivalents                  $ 1,970,077   $ 9,075,569
  Short-term investments                      13,647,208     8,903,362
  Receivables, less allowances of $44,850
    and $160,535                                 567,503       730,180
  Inventories, net                               916,075     1,003,278
  Prepaid expenses                               103,479        43,417
                                             -----------   -----------

     Total current assets                     17,204,342    19,755,806

Equipment and furniture, at cost
  less accumulated depreciation of
  $728,401 and $681,467                          244,464       243,197

Other assets                                     311,341       515,991
                                             -----------   -----------

Total assets                                 $17,760,147   $20,514,994
                                             ===========   ===========

(Continued)

BALANCE SHEETS
(Unaudited)
Page 2

                                            June 30,     December 31,
                                              1996           1995
                                          ------------   ------------
LIABILITIES AND STOCKHOLDERS' EQUITY
- ------------------------------------
Current liabilities:
  Accounts payable                        $    711,629   $  1,277,713
  Accrued expenses                           1,866,136      2,497,682
  Other current liabilities                     10,582          7,325
                                          ------------   ------------

     Total current liabilities               2,588,347      3,782,720
                                          ------------   ------------

Common stockholders' equity:
  Common stock, $.01 par value,
    30,000,000 authorized shares,
    12,818,076 and 12,781,608
    issued shares                              128,181        127,816
  Additional paid-in capital                83,043,267     82,872,883
  Notes receivable from officers              (104,933)      (432,082)
  Accumulated deficit                      (67,894,715)   (65,836,343)
                                          ------------   ------------

     Total common stockholders' equity      15,171,800     16,732,274
                                          ------------   ------------

Total liabilities and
  stockholders' equity                    $ 17,760,147   $ 20,514,994
                                          ============   ============

- -------------------------------------

See accompanying notes to financial statements.

                           STATEMENTS OF OPERATIONS
                               MGI PHARMA, INC.
                                  (Unaudited)

                                    Three Months Ended           Six Months Ended
                                         June 30,                    June 30,
                                --------------------------  --------------------------
                                    1996          1995          1996          1995
                                ------------  ------------  ------------  ------------

Revenues:
  Sales                         $ 1,565,976   $ 1,061,294   $ 2,894,764   $ 1,998,434
  Licensing                         472,508       639,018     1,021,268     1,976,503
  Interest and other                220,360       253,819       459,400       489,822
                                -----------   -----------   -----------   -----------
                                  2,258,844     1,954,131     4,375,432     4,464,759
                                -----------   -----------   -----------   -----------

Costs and Expenses:
  Research and development        1,327,644     1,691,801     2,493,348     3,239,596
  Cost of sales                     161,680       171,393       308,820       284,286
  Selling, general and
    administrative                2,024,385     1,626,220     3,631,636     3,725,414
  Amortization of intangible
    assets                               --        17,918            --        35,833
                                -----------   -----------   -----------   -----------
                                  3,513,709     3,507,332     6,433,804     7,285,129
                                -----------   -----------   -----------   -----------

  Net loss                      $(1,254,865)  $(1,553,201)  $(2,058,372)  $(2,820,370)
                                ===========   ===========   ===========   ===========

Loss per common share           $     (0.10)  $     (0.12)  $     (0.16)  $     (0.23)

Weighted average number of
  common shares outstanding      12,796,218    12,600,159    12,790,237    12,277,368

- -------------------
See accompanying notes to consolidated financial statements.

                           STATEMENTS OF CASH FLOWS
                               MGI PHARMA, INC.
                                  (Unaudited)

                                                Six Months Ended June 30,
                                               ----------------------------
                                                   1996           1995
                                               -------------  -------------

OPERATING ACTIVITIES:
Net loss                                       $ (2,058,372)  $ (2,820,370)
Adjustments for non-cash items:
  Depreciation and asset amortization                49,498         92,027
  Unearned revenue amortization                          --       (388,889)
  Facility rent abatement                                --        (39,264)
  Other                                              51,733         52,990
Change in operating assets and liabilities:
  Receivables                                       162,677         (7,592)
  Inventories                                        87,203        113,963
  Prepaid expenses                                  (60,062)       386,375
  Accounts payable and accrued expenses          (1,092,008)    (1,351,747)
  Other current liabilities                           3,257         (9,807)
                                               ------------   ------------

Net cash used in operating activities            (2,856,074)    (3,972,314)
                                               ------------   ------------

INVESTING ACTIVITIES:
  Purchase of investments                       (14,961,125)   (11,665,926)
  Maturity of investments                        10,217,279     10,709,458
  Purchase of equipment and furniture               (50,765)        (3,600)
  Payment on notes receivable                       480,924        149,825
  Other                                                (640)            --
                                               ------------   ------------
Net cash used in investing
  activities                                     (4,314,327)      (810,243)
                                               ------------   ------------

FINANCING ACTIVITIES:
  Issuance of shares under stock
    plans                                            64,909         70,857
  Other issuances                                        --      2,837,687
                                               ------------   ------------
Net cash provided by financing
  activities                                         64,909      2,908,544
                                               ------------   ------------

Decrease in cash and cash equivalents            (7,105,492)    (1,874,013)

Cash and cash equivalents at
  beginning of period                             9,075,569      6,728,006
                                               ------------   ------------

Cash and cash equivalents at
  end of period                                $  1,970,077   $  4,853,993
                                               ============   ============
- ----------------

See accompanying notes to financial statements.

                         NOTES TO FINANCIAL STATEMENTS

                               MGI PHARMA, INC.

                                  (Unaudited)

(1)  Basis of Presentation
     ---------------------

MGI PHARMA, INC. ("MGI" or the "Company") is a pharmaceutical company that acquires, develops and markets innovative and differentiated therapeutic specialty products for niche markets of unmet medical need. The Company is primarily focused on products that treat cancer or improve the quality of life for cancer patients. It is currently marketing its oncology products to physicians throughout the United States, with sales made to pharmaceutical wholesalers for distribution to the ultimate consumers of Company products. Sales of Salagen(R) Tablets account for the vast majority of Company sales. The Company is commercializing its products outside the United States through various alliances, and has agreements with several international pharmaceutical companies to commercialize Salagen(R) Tablets abroad including the major markets of Europe, Japan and Canada. Product development efforts currently include continued development of Salagen(R) Tablets, to expand use of this drug beyond its already approved indication, and development of acylfulvenes, a family of compounds with potential to become effective cancer therapies. Exclusive rights to acylfulvenes for Japan were granted to a Japanese pharmaceutical company under a cooperative development and commercialization agreement in 1995.

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal, recurring accruals) considered necessary for fair presentation have been included. Interim results may not be indicative of annual results. For further information, refer to the financial statements and footnotes included in the Company's report on Form 10-K for the year ended December 31, 1995. Certain year end amounts have been reclassified to conform with the current period presentation.

(2)  Loss Per Common Share
     ---------------------

Loss per common share is based upon the weighted average number of shares outstanding during each period. Common stock equivalents are not included as their effect is antidilutive.

(3)  Short-Term Investments
     ----------------------

Held-to-maturity investments at June 30, 1996, including estimated fair value based on quoted market prices or valuation models, are summarized in the following table:


                                                                     Estimated
                                                         Cost        Fair Value
                                                     ------------   ------------
Corporate notes                                       $ 5,649,178    $ 5,649,178
Commercial paper                                        4,453,239      4,453,239
European certificate of deposit                         2,027,271      2,027,271
Auction market note                                     1,517,250      1,517,520
                                                      -----------    -----------
Short-term investments                                $13,647,208    $13,647,208
                                                      ===========    ===========

(4)  Inventories
     -----------

Inventories at June 30, 1996, and December 31, 1995, are summarized in the following table:




                                                          1996           1995
                                                      -----------    -----------
     Raw materials and supplies
     Work in process                                  $   129,131    $    26,631
     Finished goods                                       128,086         68,387
     Valuation allowance                                  982,978      1,089,718
                                                         (324,120)      (181,458)
          Total                                       -----------    -----------
                                                      $   916,075    $ 1,003,278
                                                      ===========    ===========

Inventories are stated at the lower of cost or market. Cost is determined on a first-in, first-out basis.

(5)  Accrued Expenses
     ----------------

Accrued expenses at June 30, 1996, and December 31, 1995, are summarized in the following table:


                                                          1996           1995
                                                      -----------    -----------
     Retirement commitment                            $   390,795    $   655,468
     Bonuses                                              316,419        356,826
     Product development commitments                      220,648        476,049
     Product returns                                      175,358        163,814
     Technology licensing commitment                       97,797        253,243
     Other accrued expenses                               665,119        592,282
                                                      -----------    -----------
                                                      $ 1,866,136    $ 2,497,682
                                                      ===========    ===========

(6)  Stock Incentive Plans
     ---------------------

Under stock incentive plans, designated persons (including officers, directors and employees) have been or may be granted rights to acquire Company common stock. These rights include, but are not limited to, stock options, limited stock appreciation rights and restricted stock units.

At June 30, 1996, 2,703,468 shares of common stock remain reserved for issuance to employees and nonemployees of which 616,643 remain available for grant and options to purchase 2,086,825 shares of common stock were outstanding, of which 907,687 were exercisable. Options outstanding had a weighted average exercise price of $6.85 per share.

Loans to officers were made for their purchases of stock, exercises of options and payment of associated tax obligations. The loans are full recourse, unsecured obligations and are payable on demand. At June 30, 1996, $104,933 of principal remains outstanding and is presented as "Notes receivable from officers" within common shareholders' equity in the accompanying balance sheet.

(7)  Stockholders' Equity
     --------------------

Changes in common stock and additional paid-in capital were as follows:


                                                                         Notes
                                       Common stock        Additional  receivable
                                   ---------------------    paid-in       from
                                     Shares    Par value    capital     officers
                                   ----------  ---------  -----------  ----------
Six months ended June 30, 1995:
Balance at December 31, 1994       11,945,544   $119,455  $79,706,292  $(565,586)

Exercise of stock options               5,700         57       25,218         --
Employee stock purchase plan           14,289        143       45,439         --
Employee retirement savings
  plan contribution                     6,486         65       26,691         --
Issuance of shares                    750,000      7,500    2,830,187         --
Note payment                            --         --           --       124,468
                                   ----------   --------  -----------  ---------
Balance at June 30, 1995           12,722,019   $127,220  $82,633,827  $(441,118)
                                   ==========    =======   ==========   =========

Six months ended June 30, 1996:

Balance at December 31, 1995       12,781,608   $127,816  $82,872,883  $(432,082)

Employee retirement savings
 plan contribution                      9,178         92       48,749      --
Exercise of stock options               3,739         37       18,147      --
Employee stock purchase plan           11,859        119       46,606      --
Issuance of shares                     11,692        117       56,882    (56,999)
Note payments                           --         --           --       384,148
                                   ----------  ---------  -----------  ---------

Balance at June 30, 1996           12,818,076   $128,181  $83,043,267  $(104,933)
                                   ==========    =======   ==========   ========

Item 2.  Management's Discussion and Analysis of Financial
         -------------------------------------------------
         Condition and Results of Operations
         -----------------------------------

Overview
- --------

MGI PHARMA, INC. ("MGI" or the "Company") is a pharmaceutical company that acquires, develops and markets innovative and differentiated therapeutic specialty products for niche markets of unmet medical need. The Company is primarily focused on products that treat cancer or improve the quality of life for cancer patients. It is currently marketing its oncology products to physicians throughout the United States, with sales made to pharmaceutical wholesalers for distribution to the ultimate consumers of Company products. Sales of Salagen(R) Tablets account for the vast majority of Company sales. The Company is commercializing its products outside the United States through various alliances, and has agreements with several international pharmaceutical companies to commercialize Salagen(R) Tablets abroad including the major markets of Europe, Japan and Canada. Product development efforts currently include continued development of Salagen(R) Tablets, to expand use of this drug beyond its already approved indication, and development of acylfulvenes, a family of compounds with potential to become effective cancer therapies. Exclusive rights to acylfulvenes for Japan were granted to a Japanese pharmaceutical company under a cooperative development and commercialization agreement in 1995.

Results of Operations
- ---------------------

The Company's net loss of $1,254,865 in the 1996 second quarter compares with a net loss of $1,553,201 in the 1995 second quarter. The 1996 first half net loss of $2,058,372 compares with the 1995 first half net loss of $2,820,370. The decreased 1996 quarterly loss reflected increased sales revenue. The decreased 1996 first half loss reflected reduced expenses. Despite a sizable increase in sales revenues from the 1995 first half to the 1996 first half, total revenues declined due to the non-recurring nature of a $1 million license payment received in 1995.

Sales revenues increased 48% from $1,061,294 in the 1995 second quarter to $1,565,976 in the 1996 second quarter, and increased 45% from $1,998,434 in the 1995 first half to $2,894,764 in the 1996 first half. The increases in 1996 reflected increasing sales of Salagen(R) Tablets, partially reduced by continuation of the long-term decline in sales of DIDRONEL(R) I.V. Infusion. Inventory quantities of Salagen(R) Tablets in distribution channels have been approaching equilibrium since the product was launched in April 1994. Management believes Company shipments increased by mid-1995 to a level which approximated retail demand for Salagen(R) Tablets.

Quarter-to-quarter sales revenues increased 18% in the 1996 second quarter, following a 9% decline to $1,328,788 in the 1996 first quarter. MGI sales revenues are expected to continue oscillating around the long-term trend line of retail demand, due to periodic adjustments in wholesaler buying patterns. The recent trend in retail demand, as estimated using shipment activity from wholesalers to pharmacies, has continued to grow.

Licensing revenue decreased 26% from $639,018 in the 1995 second quarter to $472,508 in the 1996 second quarter, and decreased 48% from $1,976,503 in the 1995 first half to $1,021,268 in the 1996 first half. The 1996 quarterly decrease resulted from 1995 licensing revenue related to amortization of a premium realized on issuance of common stock to Kissei Pharmaceutical Co., Ltd., in conjunction with granting commercial rights for Salagen(R) Tablets in Japan. The decrease for the 1996 first half was primarily due to a non-recurring $1 million milestone payment received in the 1995 first quarter from Chiron B.V., following approval of Salagen(R) Tablets for marketing in the United Kingdom. However, the magnitude of the 1996 first half decrease was muted by two quarterly $360,000 recurring milestone payments received in the 1996 first half from Dainippon Pharmaceutical Co., Ltd. Future licensing revenues will likely fluctuate from one quarter to the next and between years depending on current partners' achievement of milestones and the amount of their recurring royalty generating activities, and the timing of initiating additional licensing relationships. Absent revenue from initiation of additional licensing relationships, 1996 licensing revenue is expected to decline from 1995 amounts, given the magnitude of initiation and milestone payments realized in 1995.

Cost of sales decreased 6% from $171,393 in the 1995 second quarter to $161,680 in the 1996 second quarter, but increased 9% from $284,286 in the 1995 first half to $308,820 in the 1996 first half. Although sales increased in both the quarterly and first half comparisons, the product mix is changing with increasing Salagen(R) Tablet sales and declining DIDRONEL(R) I.V. Infusion sales. Management believes that future cost of sales as a percent of sales should continue to approach 10%. This relationship will continue to be influenced by the unit sales volume of Salagen(R) Tablets, since the Company's fixed production costs are allocated across the base of production activity.

Interest and other income decreased 13% from $253,819 in the 1995 second quarter to $220,360 in the 1996 second quarter, and decreased 6% from $489,822 in the 1995 first half to $459,400 in the 1996 first half. Although the average amount of funds available for investment increased in both comparison periods, the decreases resulted from a decreased investment yield. Until the Company attains positive cash flow, whether from operations or outside funding, funds available for investments will continue to decline. Interest income would correspondingly decline, assuming yields remain constant.

Research and development expense decreased 22% from $1,691,801 in the 1995 second quarter to $1,327,644 in the 1996 second quarter, and decreased 23% from $3,239,596 in the 1995 first half to $2,493,348 in the 1996 first half. For the rest of 1996, development of Salagen(R) Tablets as a treatment for dry mouth due to Sjogren's Syndrome is expected to increase research and development expense in advance of the anticipated filing of a supplemental New Drug Application with the FDA during the 1996 second half.

Selling, general and administrative expenses increased 24% from $1,626,220 in the 1995 second quarter to $2,024,385 in the 1996 second quarter, but decreased 3% from $3,725,414 in the 1995 first half to $3,631,636 in the 1996 first half. The 1996 quarterly increase, as well as the 1996 first half decrease, resulted from restructuring of the Company's field sales organization. Most open territory sales positions from the first quarter of 1996 are now staffed, and new sales and marketing efforts targeting better conversion of initial prescribing into ongoing refills are being implemented. Selling expense will likely increase during 1996 as these new efforts progress.

Liquidity and Capital Resources
- -------------------------------

At June 30, 1996, the Company had cash and cash equivalents and investments of $15,617,285 and working capital of $14,615,995 compared to $17,978,931 and
$15,973,086, respectively, at December 31, 1995. During the six month period ended June 30, 1996, the Company used cash of $2,856,074 to fund its operating activities.

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

Prospective investors are cautioned that the statements in this periodic report that are not descriptions of historical facts may be forward looking statements that are subject to risks and uncertainties. Actual results could differ materially from those currently anticipated due to a number of factors, including those identified in the cautionary statements filed as an exhibit to this report. See Item 5 below.

                                MGI PHARMA, INC.

                          PART II - OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders
- ------------------------------------------------------------

The Company held its Annual Meeting of Shareholders on May 14, 1996 and sufficient favorable votes were cast to approve all management proposals as follows:

     . Election of management's entire slate of six directors by the following vote tallies:

                                                   For           Withhold
                                              -------------      --------
          Frederick W. Armstrong                10,818,235        252,293
          Charles E. Austin                     10,784,077        286,451
          Charles N. Blitzer                    10,836,891        233,637
          Hugh E. Miller                        10,771,676        298,852
          Robert W. Powell, Jr.                 10,809,226        261,302
          Lee J. Schroeder                      10,749,587        320,941

     . Ratification of independent auditors by a vote of 10,981,319 for, 57,607 against and 31,602 abstaining.

Item 5.  Other Information
- --------------------------

In connection with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, the Company is hereby filing cautionary statements identifying important factors that could cause actual results to differ materially from those projected in forward looking statements of the Company made by, or on behalf of the Company. See Exhibit 99 to this report.

Item 6.  Exhibits and Reports on Form 8-K
- -----------------------------------------

(a)  LISTING OF EXHIBITS:

     11   Computation of Net Loss Per Common Share
     27   Financial Data Schedule
     99   Cautionary Statements

(b)  REPORTS ON FORM 8-K

     There were no reports on Form 8-K filed during the three months ended June 30, 1996.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                            MGI PHARMA, INC.

Date August 6, 1996         By   /s/ James V. Adam
                               -----------------------------------
                                James V. Adam, Vice President,
                                Chief Financial Officer
                                (authorized signatory and
                                 principal financial officer)

                               MGI PHARMA, INC.

                         Quarterly Report on Form 10-Q
                                    for the
                          Quarter Ended June 30, 1996

                                 EXHIBIT INDEX
                                 -------------

                                                      Sequentially
Exhibit                                                 Numbered
 Number                  Description                      Page
 ------                  -----------                  ------------

 11         Computation of Net Loss per Common Share       14

 27         Financial Data Schedule                        15

 99         Cautionary Statements                          16