Form 10-Q
period 1996-09-30
MGI PHARMA INC
filed 1996-11-12
CIK 702131

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C.  20549

                                   FORM 10-Q


(Mark One)

  [x]  Quarterly report pursuant to Section 13 or 15(d) of the
                  Securities Exchange Act of 1934
         For the quarterly period ended   SEPTEMBER 30, 1996.
                                        ----------------------

  [ ]  Transition report pursuant to Section 13 or 15(d) of the
                  Securities Exchange Act of 1934
       For the transition period from              to            .
                                      ------------    -----------


Commission File Number:  0-10736
                         -------


                                MGI PHARMA, INC.
                                ----------------
             (Exact name of registrant as specified in its charter)


          Minnesota                                  41-1364647
-------------------------------             ----------------------------
(State or other jurisdiction of                   (I.R.S. employer
incorporation or organization)                 identification number)


    Suite 300E, Opus Center
      9900 Bren Road East
   Minnetonka, Minnesota 55343                    (612) 935-7335
-------------------------------             ----------------------------
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

       Yes      X                       No
              -----                        -----


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

   Common Stock, $.01 par value                14,027,980 shares
   ----------------------------        ---------------------------------
              (Class)                  (Outstanding at November 7, 1996)

                                FORM 10-Q INDEX

                                MGI PHARMA, INC.


                                                                     Page
                                                                    Number
                                                                    ------
PART I.   FINANCIAL INFORMATION

  Item 1.   Financial Statements (Unaudited)

              Balance Sheets - September 30, 1996
              and December 31, 1995

              Statements of Operations - Three Months and
              Nine Months Ended September 30, 1996 and 1995

              Statements of Cash Flows - Nine Months
              Ended September 30, 1996 and 1995

              Notes to Financial Statements

  Item 2.   Management's Discussion and Analysis of
            Financial Condition and Results of Operations


PART II.  OTHER INFORMATION

  Item 5.   Other Information

  Item 6.   Exhibits and Reports on Form 8-K

SIGNATURES

                        PART I - FINANCIAL INFORMATION


Item 1. Financial Statements
----------------------------

                                BALANCE SHEETS

                               MGI PHARMA, INC.

                                  (Unaudited)




                                             September 30,  December 31,
                                                 1996           1995
                                             -------------  ------------

ASSETS
------

Current assets:
  Cash and cash equivalents                    $ 4,387,781   $ 9,075,569
  Short-term investments                        14,716,561     8,903,362
  Receivables, less allowances of $70,217
    and $160,535                                   648,256       730,180
  Inventories, net                                 755,505     1,003,278
  Prepaid expenses                                  86,398        43,417
                                               -----------   -----------
     Total current assets                       20,594,501    19,755,806

Equipment and furniture, at cost
  less accumulated depreciation of
  $751,203 and $681,467                            221,662       243,197

Other assets                                       426,633       515,991
                                               -----------   -----------
Total assets                                   $21,242,796   $20,514,994
                                               ===========   ===========

(Continued)

BALANCE SHEETS
(Unaudited)
Page 2

                                           September 30,    December 31,
                                               1996            1995
                                           -------------    ------------

LIABILITIES AND STOCKHOLDERS' EQUITY
----------------------------------------
Current liabilities:
  Accounts payable                        $    458,008      $  1,277,713
  Accrued expenses                           2,017,473         2,497,682
  Other current liabilities                     46,894             7,325
                                          ------------      ------------
     Total current liabilities               2,522,375         3,782,720
                                          ------------      ------------

Common stockholders' equity:
  Common stock, $.01 par value,
    30,000,000 authorized shares,
    14,023,971 and 12,781,608
    issued shares                              140,240           127,816
  Additional paid-in capital                88,562,481        82,872,883
  Notes receivable from officers              (104,933)         (432,082)
  Accumulated deficit                      (69,877,367)      (65,836,343)
                                          ------------      ------------

     Total common stockholders' equity      18,720,421        16,732,274
                                          ------------      ------------

Total liabilities and
  stockholders' equity                    $ 21,242,796      $ 20,514,994
                                          ============      ============

_____________________________________

See accompanying notes to financial statements.

                            STATEMENTS OF OPERATIONS

                                MGI PHARMA, INC.

                                  (Unaudited)



                             Three Months Ended           Nine Months Ended
                                September 30,               September 30,
                          -------------------------   -------------------------
                             1996          1995          1996          1995
                          -----------   -----------   -----------   -----------
Revenues:
  Sales                   $ 1,535,916   $ 1,142,800   $ 4,430,680   $ 3,141,234
  Licensing                   469,509       328,426     1,490,777     2,304,929
  Interest and other          223,779       236,286       683,179       726,108
                          -----------   -----------   -----------   -----------
                            2,229,204     1,707,512     6,604,636     6,172,271
                          -----------   -----------   -----------   -----------



Costs and Expenses:
  Research and
    development             2,282,037     1,646,704     4,775,385     4,886,300
  Cost of sales               168,455       348,272       477,275       632,558
  Selling, general and
    administrative          1,761,364     1,485,861     5,393,000     5,211,275
  Amortization of
    intangible assets              --        17,917            --        53,750
                          -----------   -----------   -----------   -----------
                            4,211,856     3,498,754    10,645,660    10,783,883
                          -----------   -----------   -----------   -----------

  Net loss                $(1,982,652)  $(1,791,242)  $(4,041,024)  $(4,611,612)
                          ===========   ===========   ===========   ===========




Net per common share      $     (0.15)  $     (0.14)  $     (0.31)  $     (0.37)



Weighted average number
  of common shares
  outstanding              13,096,384    12,730,612    12,893,031    12,430,110



--------------------------------------
See accompanying notes to financial statements.

                            STATEMENTS OF CASH FLOWS

                                MGI PHARMA, INC.

                                  (Unaudited)


                                                Nine Months Ended September 30,
                                               ---------------------------------
                                                     1996             1995
                                               ----------------  ---------------

OPERATING ACTIVITIES:
Net loss                                          $ (4,041,024)    $ (4,611,612)
Adjustments for non-cash items:
  Depreciation and asset amortization                   72,300          134,732
  Unearned revenue amortization                             --         (583,333)
  Facility rent abatement                                   --          (39,264)
  Other                                                 72,137           76,236
Change in operating assets and liabilities:
  Receivables                                           81,924         (116,866)
  Inventories                                          247,773          353,847
  Prepaid expenses                                     (42,981)         447,351
  Accounts payable and accrued expenses             (1,193,308)      (1,211,450)
  Other current liabilities                             39,569           28,296
                                                  ------------     ------------

Net cash used in operating activities               (4,763,610)      (5,522,063)
                                                  ------------     ------------

INVESTING ACTIVITIES:
  Purchase of investments                          (21,388,022)     (14,620,255)
  Maturity of investments                           15,574,823       15,585,818
  Purchase of equipment and furniture                  (50,765)          (3,600)
  Payment on notes receivable                          480,924          149,825
  Other                                               (115,932)         (58,512)
                                                  ------------     ------------
Net cash provided by (used in) investing
  activities                                        (5,498,972)       1,053,276
                                                  ------------     ------------

FINANCING ACTIVITIES:
  Proceeds from issuance of shares                   5,497,611        2,837,687
  Issuance of shares under stock
    plans                                               77,183          102,019
                                                  ------------     ------------

Net cash provided by financing
  activities                                         5,574,794        2,939,706
                                                  ------------     ------------

Decrease in cash and cash equivalents               (4,687,788)      (1,529,081)

Cash and cash equivalents at
  beginning of period                                9,075,569        6,728,006
                                                  ------------     ------------

Cash and cash equivalents at
  end of period                                   $  4,387,781     $  5,198,925
                                                  ============     ============

___________________________________
See accompanying notes to financial statements.

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

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal, recurring accruals) considered necessary for fair presentation have been included.
Interim results may not be indicative of annual results. For further information, refer to the financial statements and footnotes included in the Company's report on Form 10-K for the year ended December 31, 1995. Certain prior year amounts have been reclassified to conform with the current period presentation.

(2)  Net Loss Per Common Share
     -------------------------

Net loss per common share is based upon the weighted average number of shares outstanding during each period. Common stock equivalents are not included as their effect is antidilutive.

(3)  Short-Term Investments
     ----------------------

Because the Company has the positive intent and the ability to hold its investments to maturity, they are considered held-to-maturity investments. As such, they are stated at amortized cost, which approximates estimated fair value. Held-to-maturity investments at September 30, 1996, are summarized in the following table:

     Commercial paper                            $ 4,955,567
     Corporate notes                               4,198,408
     European certificates of deposit              3,060,534
     Auction market note                           1,517,590
     Bankers acceptance                              984,462
                                                 -----------
                                                 $14,716,561
                                                 ===========

(4)  Inventories
     -----------

Inventories at September 30, 1996, and December 31, 1995, are summarized in the following table:

                                           1996         1995
                                        ----------   ----------
     Finished goods                     $  924,576   $1,089,718
     Work in process                       168,879       68,387
     Raw materials and supplies             26,170       26,631
     Valuation allowance                  (364,120)    (181,458)
                                        ----------   ----------
                                        $  755,505   $1,003,278
                                        ==========   ==========

Inventories are stated at the lower of cost or market. Cost is determined on a first-in, first-out basis.

(5)  Accrued Expenses
     ----------------

Accrued expenses at September 30, 1996, and December 31, 1995, are summarized in the following table:

                                                  1996         1995
                                               ----------   ----------
     Bonuses                                   $  462,092   $  356,826
     Product development commitments              380,531      476,049
     Retirement commitment                        316,882      655,468
     Product returns                              148,604      163,814
     Technology licensing commitment               73,740      253,243
     Other accrued expenses                       635,624      592,282
                                               ----------   ----------
                                               $2,017,473   $2,497,682
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

At September 30, 1996, 2,482,898 shares of common stock remain reserved for issuance to employees and nonemployees of which 581,181 remain available for grant. Options to purchase 1,901,717 shares of common stock were outstanding, of which 958,177 were exercisable. Options outstanding had a weighted average exercise price of $6.87 per share.

Loans to officers were made for the purchase of stock, exercise of options and payment of associated tax obligations. The loans are full recourse, unsecured obligations and are payable on demand. At September 30, 1996, $104,933 of principal remains outstanding, and is presented as "Notes receivable from officers" within common shareholders' equity in the accompanying balance sheet.

(7)    Stockholders' Equity
       --------------------

Changes in common stock and additional paid-in capital were as follows:


                                                                  Notes
                               Common stock       Additional   receivable
                           ---------------------    paid-in       from
                             Shares    Par value    capital     officers
                           ----------  ---------  -----------  -----------
NINE MONTHS ENDED
  SEPTEMBER 30, 1995:
Balance at
  December 31, 1994        11,945,544   $119,455  $79,706,292   $(565,586)

Exercise of stock
  options                      13,500        135       56,303          --
Employee stock purchase
  plan                         14,289        143       45,439          --
Employee retirement
  savings plan
  contribution                 13,198        132       52,858          --
Issuance of shares            750,000      7,500    2,830,187          --
Note payments                      --         --           --     124,468
                           ----------   --------  -----------   ---------

Balance at
  September 30, 1995       12,736,531   $127,365  $82,691,079   $(441,118)
                           ==========   ========  ===========   =========


                                                                Notes
                             Common stock       Additional   receivable
                         ---------------------    paid-in       from
                           Shares    Par value    capital     officers
                         ----------  ---------  -----------  -----------

NINE MONTHS ENDED
  SEPTEMBER 30, 1996:
Balance at
  December 31, 1995      12,781,608   $127,816  $82,872,883   $(432,082)

Employee retirement
  savings plan
  contribution               12,489        125       70,104          --
Exercise of stock
  options                     6,323         63       30,395          --
Employee stock
  purchase plan              11,859        119       46,606          --
Issuance of shares        1,200,000     12,000    5,485,611          --
Other issuances              11,692        117       56,882     (56,999)
Note payments                    --         --           --     384,148
                         ----------   --------  -----------   ---------

Balance at
  September 30, 1996     14,023,971   $140,240  $88,562,481   $(104,933)
                         ==========   ========  ===========   =========

On September 9, 1996, the Company sold 1,200,000 shares of common stock in a public offering and received proceeds of $5,497,611 (net of issuance expenses).

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
-------  -----------------------------------------------------------------------
         of Operations
         -------------

Overview
--------

MGI PHARMA, INC. ("MGI" or the "Company") is a pharmaceutical company that acquires, develops and markets innovative and differentiated therapeutic specialty products for niche markets of unmet medical need. The Company is primarily focused on products that treat cancer or improve the quality of life for cancer patients. It is currently marketing its oncology products to physicians throughout the United States, with sales made to pharmaceutical wholesalers for distribution to the ultimate consumers of Company products. Sales of Salagen(R) Tablets account for the vast majority of Company sales. The Company is commercializing its products outside the United States through various alliances, and has agreements with several international pharmaceutical companies to commercialize Salagen(R) Tablets abroad, including the major markets of Europe, Japan and Canada. Product development efforts currently include continued development of Salagen(R) Tablets, to expand use of this drug beyond its already approved indication, and development of acylfulvenes, a family of compounds with potential to become effective cancer therapies. Exclusive rights to acylfulvenes for Japan were granted to a Japanese pharmaceutical company under a cooperative development and commercialization agreement in 1995.

Results of Operations
---------------------

The Company's net loss increased from $1,791,242 in the 1995 third quarter to $1,982,652 in the 1996 third quarter. For the nine month period ended September 30, 1996, the net loss decreased to $4,041,024 from $4,611,612 in the corresponding 1995 period. The increased 1996 quarterly loss primarily reflects increased research and development expense greater than increased sales revenues. The comparative nine month period decrease reflects increased sales revenue.

Sales revenues increased 34% from $1,142,800 in the 1995 third quarter to $1,535,916 in the 1996 third quarter, and increased 41% from $3,141,234 in the nine month period ended September 30, 1995, to $4,430,680 in the corresponding 1996 period. The increases in 1996 reflect increasing sales of Salagen(R) Tablets, partially reduced by continuation of the long-term decline in sales of DIDRONEL(R) I.V. Infusion.

Quarter-to-quarter sales revenues decreased 2% in the 1996 third quarter, following an 18% increase in the 1996 second quarter. MGI sales revenues will fluctuate from quarter to quarter, due to periodic adjustments in wholesaler buying patterns. The recent trend in retail demand, as estimated using shipment activity from wholesalers to pharmacies, has continued to grow.

Cost of sales decreased 52% from $348,272 in the 1995 third quarter to $168,455 in the 1996 third quarter, and decreased 25% from $632,558 in the nine month period ended September 30, 1995 to $477,275 in the corresponding 1996 period. Although sales increased in both the quarterly and nine month period comparisons, the decreases in the 1996 periods as compared to the 1995 periods is a result of the impact of a non-recurring $209,000 provision for excess inventory that was established in the 1995 third quarter. Additionally, the product mix is changing with increasing sales of Salagen(R) Tablets and declining sales of DIDRONEL(R) I.V. Infusion. Management believes that future cost of sales as a percent of sales should continue to approach 10%. This relationship will continue to be influenced by the unit sales volume of Salagen(R) Tablets, since the Company's fixed production costs are allocated across the base of production activity.

Licensing revenue increased 43% from $328,426 in the 1995 third quarter to $469,509 in the 1996 third quarter, but decreased 35% from $2,304,929 in the nine month period ended September 30, 1995, to $1,490,777 in the corresponding 1996 period. The 1996 quarterly increase reflects receipt of a quarterly $360,000 recurring milestone payment from Dainippon Pharmaceutical Co., Ltd. However, the magnitude of the 1996 quarterly increase is lessened due to 1995 licensing revenue related to amortization of a premium realized on issuance of common stock to Kissei Pharmaceutical Co., Ltd., in conjunction with granting commercial rights for Salagen(R) Tablets in Japan. The decrease for the comparative nine month period was primarily due to a non-recurring $1 million milestone payment received in the 1995 first quarter from Chiron B.V., following approval of Salagen(R) Tablets for marketing in the United Kingdom. However, the magnitude of the 1996 nine month period decrease was lessened by three quarterly $360,000 recurring milestone payments received in 1996 from Dainippon Pharmaceutical Co., Ltd. Future licensing revenues will likely fluctuate from one quarter to the next and between years depending on current partners' achievement of milestones and the amount of their recurring royalty generating activities, and the timing of initiating additional licensing relationships. Absent revenue from initiation of additional licensing relationships, 1996 licensing revenue is expected to decline from 1995 amounts, given the magnitude of initiation and milestone payments realized in 1995.

Interest and other income decreased 5% from $236,286 in the 1995 third quarter to $223,779 in the 1996 third quarter, and decreased 6% from $726,108 in the nine month period ended September 30, 1995 to $683,179 in the corresponding 1996 period. Although the average amount of funds available for investment increased in both comparison periods, the decreases are a result of a decreased investment yield. Net proceeds of $5.5 million from the September 1996 issuance of common shares in a public offering is expected to result in a further increase in the average amount of funds available for investment.

Research and development expense increased 39% from $1,646,704 in the 1995 third quarter to $2,282,037 in the 1996 third quarter, but decreased 2% from $4,886,300 in the nine month period ended September 30, 1995, to $4,775,385 in the corresponding 1996 period. Research and development spending is expected to remain near the 1996 third quarter rate through filing of a Supplemental New Drug Application with the FDA during the 1996 fourth quarter. However, the Company's in-licensing strategy, if successful, could result in increased research and development spending in the coming quarters.

Selling, general and administrative expenses increased 19% from $1,485,861 in the 1995 third quarter to $1,761,364 in the 1996 third quarter, and increased 3% from $5,211,275 in the nine month period ended September 30, 1995 to $5,393,000 in the corresponding 1996 period. The increases reflect the restructuring of the Company's field sales organization. Most open territory sales positions from the first and second quarters of 1996 are now staffed, and new sales and marketing efforts targeting better conversion of initial prescribing into ongoing refills are being implemented. Selling expense will likely increase during the remainder of 1996 as these new efforts progress.

Liquidity and Capital Resources
-------------------------------

At September 30, 1996, the Company had cash and cash equivalents and investments of $19,104,342 and working capital of $18,072,126 compared to $17,978,931 and $15,973,086, respectively, at December 31, 1995. During the nine month period ended September 30, 1996, the Company used cash of $4,763,610 to fund its operating activities, and received $5,497,611 in cash from the issuance of common stock in a public offering.

Cash in excess of current operating needs is invested in marketable debt securities in accordance with the Company's investment policy. This policy emphasizes principal preservation, so it requires strong issuer credit ratings and limits the amount of credit exposure from any one issuer or industry.

Substantial amounts of capital are required for pharmaceutical development and commercialization efforts. For continued development and commercialization of MGI 114, Salagen(R) Tablets and prospective products acquired from the Company's in-licensing strategy, the Company plans to utilize cash provided from the growth in sales of Salagen(R) Tablets, collaborative arrangements and existing liquid assets. If these sources of capital are insufficient, the Company will seek other sources of funding, including additional equity issuances, or it will manage the pace of developing its product candidates.

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

                                MGI PHARMA, INC.

                          PART II - OTHER INFORMATION

Item 5.  Other Information
--------------------------

On September 9, 1996, the Company issued 1,200,000 shares of common stock at $5 per share in a public offering.

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

Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

(a)  LISTING OF EXHIBITS:

     11   Computation of Net Loss Per Common Share
     27   Financial Data Schedule
     99   Cautionary Statements

(b)  REPORTS ON FORM 8-K

     There were no reports on Form 8-K filed during the three months ended September 30, 1996.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        MGI PHARMA, INC.


Date   11/12/96                         By /s/   James V. Adam
     -------------                         -------------------------------
                                           James V. Adam, Vice President,
                                           Chief Financial Officer
                                           (authorized signatory and
                                            principal financial officer)

                               MGI PHARMA, INC.

                         Quarterly Report on Form 10-Q
                                    for the
                       Quarter Ended September 30, 1996

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