Form 10-K
period 1996-12-31
MGI PHARMA INC
filed 1997-03-28
CIK 702131

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K
                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1996        Commission File No. 0-10736

                               MGI PHARMA, INC.
            (Exact name of Registrant as specified in its charter)

          Minnesota                                            41-1364647
------------------------------------------        ------------------------------
 (State or other jurisdiction of                           (I.R.S. Employer
 incorporation or organization)                            Identification No.)

       Suite 300E, Opus Center
       9900 Bren Road East
       Minnetonka, Minnesota                                      55343
------------------------------------------        ------------------------------
 Address of principal executive offices)                       (Zip Code)

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

          Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.    Yes  X     No___
                                                 ---

          Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

          The aggregate market value of voting stock held by non-affiliates of the Registrant as of March 17, 1997 was approximately $60,801,886 (based on the closing price of such stock as reported by The Nasdaq Stock Market on such date).

          The number of shares outstanding of each of the Registrant's classes of common stock, as of March 17, 1997, was: Common Stock, $.01 par value; 14,091,665 shares.

                      DOCUMENTS INCORPORATED BY REFERENCE

          Pursuant to General Instruction G, the responses to Items 5, 6, 7 and 8 of Part II of this report are incorporated herein by reference to certain information contained in the Registrant's Annual Report to Shareholders for the fiscal year ended December 31, 1996, and the responses to Items 10, 11, 12 and 13 of Part III of this report are incorporated herein by reference to certain information contained in the Registrant's definitive Proxy Statement for its 1997 Annual Meeting of Shareholders to be held on May 13, 1997.

                                    PART I

ITEM 1.   BUSINESS


General
-------

    MGI PHARMA, INC. ("MGI" or "the Company") is a human pharmaceutical company that acquires, develops and markets pharmaceutical for niche areas of medicine, addressing currently unmet medical needs.

    During 1996, its primary business activities were (i) marketing pharmaceutical products in the United States, (ii) developing potential new pharmaceutical products, and (iii) acquiring additional product candidates for both development and marketing opportunities. Commercial efforts focused on marketing Salagen(R) Tablets, sales of which increased 60 percent over the previous year. The Company also marketed Didronel(R) I.V. Infusion, which continued to lose market share during 1996. Clinical development efforts included preparing a supplemental new drug application ("sNDA") for a second indication of Salagen(R) Tablets; conducting Phase IV post-marketing studies for the initial, approved indication of Salagen Tablets; initiating and advancing a Phase I clinical study with MGI 114; and conducting several preclinical animal studies. The Company also continued to work on manufacturing and related processes for all of its marketed and development-stage products. Product acquisition efforts resulted in the addition of Dihydro-5-Azacytidine ("DHAC") from ILEX Oncology, Inc. During the year, MGI discontinued development of its phosphoramidate compound.

    MGI currently markets oncology products through its own commercial organization in the United States. The Company sells to pharmaceutical wholesalers in the United States who distribute MGI's drugs to retail and hospital pharmacies. To commercialize its products in foreign markets, MGI uses international partnerships. As of December 1996, MGI had agreements with three international pharmaceutical companies to develop and market Salagen(R) Tablets for the European, Japanese and Canadian markets, respectively, as well as distribution agreements with three additional companies for the smaller markets of Taiwan, Israel and Korea. MGI also has a marketing alliance for DIDRONEL(R) I.V. Infusion in Canada, and a development and marketing agreement for MGI 114 in Japan.

    The Company was incorporated in Minnesota in November 1979. Its principal executive offices are located at 9900 Bren Road East, Suite 300E, Minnetonka, Minnesota 55343, and its phone number is (612) 935-7335.

Business Strategy
-----------------

    The Company acquires, develops and markets pharmaceutical for niche areas of medicine, addressing currently unmet medical needs. To date, MGI has focused on the oncology (cancer) market, but it intends to expand into the rheumatology sector.

    MGI focuses on medical niche markets because it believes such markets can be reached effectively by a relatively small sales force. In the United States, the number of physicians in a particular subspecialty is usually relatively small and these physicians tend to be concentrated in major metropolitan areas. Current trends in pharmaceutical detailing are expected to reduce the number of pharmaceutical sales targets as decisions relating to use of prescription drugs consolidate and become more centralized.

    The Company believes that its ability to accomplish its long-term business plan depends upon its success in acquiring new compounds to develop and market. The Company is actively searching for new products to acquire, preferably later-stage development opportunities or already marketable pharmaceutical products. This strategy reduces MGI's risk of product failure since most products acquired are past the initial discovery stage. Such products have already passed, or have a higher than average chance of passing, preliminary toxicity testing and have demonstrated some efficacy in animals or humans. MGI also focuses its efforts on small molecule products because they are generally easier and less costly to make. MGI believes that acquiring products that meet such requirements may allow it to reduce product development time frames, reduce the research rejection rate due to safety and toxicity concerns, and achieve a higher probability of product effectiveness. MGI believes there are a number of compounds that meet these requirements available for licensing from universities and other research organizations such as biotechnology companies and other pharmaceutical companies.

    By using contract manufacturers to make its products, MGI also controls its investment in capital. MGI believes there are a sufficient number of high quality contract manufacturers available to fulfill its near-term production needs for both clinical and commercial use. MGI intends to continue to utilize contract manufacturing until it is necessary and economical to add internal capacity.

Principal Products
------------------

    SALAGEN(R) TABLETS

    Salagen(R) Tablets (pilocarpine hydrochloride) have been marketed in the United States by MGI PHARMA since 1994 as a treatment for radiation-induced xerostomia (chronic dry mouth) in head and neck cancer patients. To further expand potential revenues from Salagen Tablets, MGI studied the drug's ability to treat dry mouth and dry eyes (keratoconjunctivitis sicca) associated with Sjogren's Syndrome, an autoimmune disease that gradually destroys the moisture producing glands in the body. In February 1997, MGI submitted a supplemental New Drug Application to the FDA for this second indication.

    Head and Neck Cancer Market

    Radiation therapy used to treat head and neck cancers can permanently damage salivary glands, resulting in significant chronic reduction of saliva production. This reduction in saliva can result in pain, discomfort, difficulty in eating and sleeping, rapid tooth decay, periodontal disease, oral infection and severe halitosis. More than 25,000 head and neck cancer patients receive radiation therapy annually, and currently, over 100,000 patients suffer from this chronic condition in the U.S. Other therapies used to treat this condition are generally considered by physicians and patients to be inadequate and are limited to products that act as wetting agents such as water, lozenges, and saliva substitutes. Salagen(R) Tablets work by stimulating the residual functioning tissue in the damaged salivary glands to increase saliva production, providing patients with a longer-term solution for chronic dry mouth.

    Following the marketing launch of Salagen(R) Tablets in the head and neck cancer market in 1994, the FDA required MGI to conduct several Phase IV studies which the Company is pursuing. These studies include (i) a two-year carcinogenicity bioassay in rats; (ii) long-term clinical trials in Sjogren's syndrome patients to further clarify the relationship of baseline salivary flow to the effect of Salagen(R) Tablet therapy as well as provide additional safety data for 5 mg and 10 mg doses; and (iii) determination of the metabolic clearance rate of Salagen(R) Tablets in a subset of patients with renal and hepatic insufficiency.

    Sjogren's Syndrome Market

    Sjogren's syndrome is a chronic and progressive autoimmune disorder in which the body's own immune system attacks the moisture producing glands, particularly the salivary and lacrimal glands, causing them to lose their ability to produce saliva and tears.

    The syndrome is characterized by dryness and discomfort in the mouth and eyes and can be manifested alone (primary Sjogren's) or together with one of several connective tissue disorders (secondary Sjogren's).

    The complexity of the disorder as well as the lack of an accepted set of diagnostic criteria have resulted in a range of estimates of the prevalence (between 500,000 and 1,000,000+). It should be noted that the total prevalence of the disease exceeds the actual number of diagnosed and treated patients,

    The majority of people affected by Sjogren's syndrome are women aged 40 and older. Primary Sjogren's often remains undiagnosed until the symptoms become sufficiently severe and intolerable that a physician is consulted. Secondary Sjogren's is frequently detected as part of an examination for a connective tissue disorder, particularly rheumatoid arthritis. Thus, the actual number of diagnosed Sjogren's syndrome patients at any point in time is approximately 500,000 patients or half the prevalence of the disease.

    Current therapies address symptoms of the condition rather than its exact underlying cause, which is unknown. The decision to initiate treatment as well as the intensity of therapy is directly related to the severity of the patient's symptoms and level of patient complaints, resulting in a true prescription market potential of an estimated 200,000 individuals.

    DIDRONEL(R) I.V. INFUSION

    DIDRONEL(R) I.V. Infusion is used to treat hypercalcemia (elevation of blood calcium) of malignancy, which is the most common life-threatening metabolic disorder associated with cancer. Hypercalcemia causes mental confusion, nausea and vomiting, loss of kidney function, and, if left untreated, death. The condition affects up to 20% of all cancer patients sometime during the course of their disease, but appears to be most prevalent with tumors that have metastasized to bone (usually lung and breast tumors).

    MGI purchased DIDRONEL(R) I.V. Infusion from Procter & Gamble Pharmaceutical, Inc. in January 1990 for the purpose of setting up MGI's sales and marketing organization in advance of introducing a major product to the market. Although sales of DIDRONEL(R) I.V. Infusion have declined over the last several years following the introduction of more effective competing products, sales of this product enabled MGI to establish its sales and marketing organization, develop relationships with key oncologists across the United States, and build a presence in the medical community.

    ACYLFULVENES

    In September 1993, MGI acquired the rights to the acylfulvenes, a new category of anti-cancer agents that have the potential to treat solid tumors, including those that do not respond to or have become resistant to other therapies. While still in the early stages of development, these compounds have a novel mechanism of action that appears to inhibit the growth of tumor cells without being excessively toxic to healthy cells. Laboratory and animal studies with these agents have demonstrated their ability to kill human tumors growing in animals more effectively than conventional anti-cancer agents. During 1994, MGI made progress in the preclinical development of one particular acylfulvene analog, MGI 114 (6-HMAF). Preclinical efficacy studies with this analog showed impressive results against human tumors transplanted to mice, especially non-small cell lung, breast, squamous cell carcinoma and colon tumors. Dainippon Pharmaceutical Co., Ltd., MGI's Japanese partner for acylfulvene development, replicated MGI's results against these tumor lines in addition to others. Preclinical toxicity testing of MGI 114 began in late 1994 and is ongoing. An Investigational New Drug application was submitted to the FDA in September 1995 and human Phase I clinical safety testing was initiated in December 1995 and advanced throughout 1996. MGI expects this study to continue in 1997 until such time that a maximum tolerated dose is reached. The Company also anticipates that it will initiate a second Phase I trial with this drug during 1997 to broaden the number of patients exposed to the drug. The combined data will then be used in determining appropriate guidelines for entering a Phase II study. In October 1996, the Company entered into a clinical trials agreement with the National Cancer Institute ("NCI") under which NCI will sponsor and oversee (at its own expense) clinical research using MGI 114 in its network of designated cancer centers. MGI anticipates that these trials will commence during 1997.

    DHAC (DIHYDRO-5-AZACYTIDINE)

    DHAC is a drug acquired by MGI in December 1996 from ILEX Oncology, Inc. It is a hypomethylating agent that has the potential to treat several types of cancers and genetic blood diseases, including myelodysplastic syndromes ("MDS"), mesothelioma lung cancers associated with asbestos exposure, prostate cancer, and thalassemia major (a fatal genetic blood disorder). Many of these diseases, as well as numerous others, are characterized by the loss of critical gene expression. In theory, the hypomethylation of these genes and reactivation of their expression could reduce cancer growth and restore normal cell development. As a hypomethylating agent, DHAC has demonstrated its therapeutic value and human anti-tumor activity in line with this theory in early human clinical tests with malignant melanoma and mesothelioma.

    During 1997, MGI intends to initiate a Phase II study with DHAC to treat MDS, a family of blood-related cancers affecting up to 10,000 people in the United States annually. The Company also plans to initiate a Phase I/II study in hormone refractory prostate cancer by the end of 1997. In the United States, approximately 40,000 men die each year from prostate cancer, while another 240,000 new cases are diagnosed.

Research and Development
------------------------

    MGI maintains active development programs for several other new drug candidates for possible future marketing opportunities. In doing so, MGI has incurred significant research and development costs and anticipates more of the same in the coming years. The Company's research and development expenses increased 8 percent in 1996 over 1995 due mostly to the preparation of the sNDA for Salagen Tablets and the ongoing Phase I program for MGI 114. In 1997, MGI anticipates that research and development spending will in part be related to the Company's ability to generate revenues mainly from sales in the United States of Salagen(R) Tablets, as well as funds received from Dainippon Pharmaceutical, the Company's Japanese partner for the acylfulvenes. Future research and development funds may be secured from internally generated funds, debt or equity financings, joint ventures, strategic alliances, co-promotion arrangements or other sources of capital. A merger or acquisition may also be considered in order to expand the research and development pipeline and allow for a greater capital mass of products to be introduced in the market by the MGI sales force.

Manufacturing
-------------

    MGI does not have and does not intend to develop facilities to manufacture any of its drugs in the near future. The Company's marketed and development stage pharmaceutical are manufactured under various agreements with third party manufacturers. MGI's manufacturing and quality assurance personnel do, however, authorize, monitor, and approve virtually all aspects of the manufacturing process. In-process and finished product inventories are analyzed through independent testing laboratories and the results reviewed and approved by MGI prior to release for distribution.

    MGI generally carries at least one year of inventory of each of its marketable products as safety stock. To support this practice, the Company tries to secure dual suppliers for each product category whenever possible. The Company also has a policy to fill orders by wholesalers on demand, and does not carry a backlog of orders at any time.

    SALAGEN(R) TABLETS

    MGI obtains pilocarpine hydrochloride, the active drug substance for the manufacture of Salagen(R) Tablets, under a supply agreement with EM Industries, Incorporated of Hawthorne, New York. The refined raw material is an extract from a plant grown and processed in South America. The Company believes that the supply of pilocarpine hydrochloride is adequate for the foreseeable future. Salagen(R) Tablets are currently manufactured at Boehringer Ingelheim Pharmaceutical, Inc. ("Boehringer") in Ridgefield, Connecticut and at Global Pharm Inc. in Toronto, Ontario, Canada pursuant to manufacturing contracts between MGI and each of those companies. Boehringer has notified MGI that it will be closing its Ridgefield plant and will discontinue providing contract manufacturing services to third parties such as MGI, although Boehringer will continue to provide contract manufacturing services to MGI through the expiration of the Company's supply agreement in March 1998. The Company is presently in the process of identifying a backup manufacturer for Salagen(R) Tablets to replace Boehringer at the expiration of the Company's supply agreement.

    DIDRONEL(R) I.V. INFUSION

    Pharmaceutical grade etidronate disodium for the manufacture of DIDRONEL(R) I.V. Infusion is obtained from Procter & Gamble Pharmaceutical, Inc. in Norwich, New York, under a supply agreement. The agreement provides for automatic renewal for one-year terms unless either party gives written notice of termination at least 180 days prior to the end of each calendar year. DIDRONEL(R) I.V. Infusion is currently manufactured at a wholly owned subsidiary of Akorn, Inc. in Decatur, Illinois. Ben Venue Laboratories, Inc. of Bedford, Ohio is an approved alternate contract manufacturer of DIDRONEL(R) I.V. Infusion.

    OTHER MANUFACTURING AGREEMENTS

    As a regular part of its business, MGI establishes from time to time contract manufacturing arrangements for its development-stage pharmaceutical. These arrangements are typically short-term and generally include supply agreements for the active pharmaceutical drug substance and development-scale manufacturing contracts for the production of clinical supplies.

Patents and Protection of Proprietary Technology
------------------------------------------------

    MGI intends to use patents and orphan drug designation to protect its licensed technology. The term of a U.S. patent issued from an application filed before June 8, 1995 is the longer of seventeen years from its issue date or twenty years from its effective filing date. The term of a U.S. patent issuing from an application filed after June 8, 1995 is twenty years from its effective filing date. All of the allowed applications or patents referenced below were filed prior to, or issued from applications filed before June 8, 1995. The Drug Price and Competition and Patent Term Restoration Act of 1984 (Public Law 98-417) and the Generic Animal Drug and Patent Term Restoration Act (Public Law 100-670) generally provide that a patent relating to, among other items, a human drug product, may be extended for a period of up to five years by the United States Commissioner of Patents and Trademarks if the patented item was subject to regulatory review by the FDA before the item was marketed. Under these acts, a product's regulatory review period (which consists generally of the period from the time when the exemption to permit clinical investigations becomes effective until the FDA grants marketing approval for the product) forms the basis for determining the length of the extension an applicant may receive. There can be no assurance that any issued patents will provide competitive advantages for particular products or will not be challenged or circumvented by competitors, or that any patent applications will be approved.

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

    Current patent and orphan drug status with respect to certain of MGI's products are as follows:

    .   Pilocarpine hydrochloride (the active drug in Salagen(R) Tablets) was designated an orphan drug for the treatment of radiation-induced xerostomia in head and neck cancer patients by the FDA in September 1990. Upon FDA approval of Salagen(R) Tablets for marketing on March 22, 1994, MGI notified the Office of Orphan Products Development of the FDA of its intention to exercise orphan drug exclusivity, thereby affording seven years of exclusivity for Salagen(R) Tablets for that indication. In February 1992, pilocarpine hydrochloride was designated an orphan drug as a treatment for xerostomia and keratoconjunctivitis sicca in Sjogren's syndrome patients.

    .   In April 1996, the U.S. Patent and Trademark Office notified the Company that it would grant two patents covering MGI 114 and additional acylfulvene analogs. In June and October 1996, these patents were issued to the University of California, from which the Company holds an exclusive license, covering MGI 114 and certain other acylfulvene analogs. These patents complement two previously issued (both on August 8, 1995) U.S. patents covering a method of using MGI 114 and other acylfulvene analogs to inhibit certain tumor cell growth. The Company also has licensed, pending or granted foreign patents on MGI 114 and its analogs in over 30 countries worldwide. Patent applications covering an even broader base of acylfulvene analogs compounds are pending in the United States.

    .   DHAC was designated an orphan drug for the treatment of mesothelioma by the FDA in 1992. A provisional patent application related to the use of DHAC in the treatment of hormone refractory prostate cancer was filed by ILEX Oncology, Inc. in the U. S. Patent and Trademark Office on July 22, 1996.

    The Company has obtained federal trademark registration on the "Salagen" trademark and is seeking broad trademark protection for "Salagen" worldwide. In addition, the Company uses the federally registered "DIDRONEL" trademark under a license agreement with Proctor & Gamble Pharmaceutical.

Competition
-----------

    The pharmaceutical industry is intensely competitive, based mostly on product performance and pricing. Many members of the industry have resources far greater than MGI, providing them with potentially greater flexibility in developing and marketing their products. Additionally, the biotechnology industry may intensify competition as new developments are brought to market. While the Company will seek to protect its products from direct competition through filing patents, seeking marketing exclusivity under the Orphan Drug Act, and maintaining technical information as trade secrets, there is no way to insulate the Company from competition from products with different chemical composition or products made using different technology. There can be no assurance that the Company will be successful in its plan to gain product specific protection for each of its pharmaceutical or that developments by others will not render the Company's products noncompetitive or obsolete. The pharmaceutical industry is also characterized by a large number of companies, none of which have a major market share. consolidation within the industries has already become a means by which companies are expanding market share and additional consolidation within the industry is expected.

    Salagen(R) Tablets is the first systemic pharmacologic treatment for dry mouth. Persons suffering from dry mouth in the past have used water, sugar-free hard candies and lozenges and over-the-counter saliva substitutes to moisten their mouths. The Company does not believe that any of these products are direct competitors, but anticipates that they may be used in conjunction with Salagen(R) Tablets.

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

    The health care industry is changing rapidly as the public, government, medical professionals and the pharmaceutical industry examine ways to broaden medical coverage while controlling health care costs. The Company is unable to predict when any proposed health care reforms will be implemented, if ever, or the effect of any implemented reforms on the Company's business.

    Federal, state and local environmental laws and regulations do not materially affect the Company's operations and the Company believes that it is currently in material compliance with such applicable laws and regulations.

Human Resources
---------------

    As of March 17, 1997, MGI had 63 full time employees. Twenty seven of MGI's employees are engaged in the Company's marketing and selling effort, 21 are involved in pharmaceutical development, including regulatory interaction and manufacturing, and 15 are in other management or administrative positions. No employee of the Company is represented by a labor union or is subject to a collective bargaining agreement. The Company believes that its relations with its employees are satisfactory.

Export Sales
------------

    Although MGI provides bulk drug substance and marketable drug product (for Salagen(R) Tablets) to its international partners and distributors, respectively, the dollar amount relative to such transfers have, to date, been immaterial to MGI's financial condition. The Company does have, and will continue to maintain, appropriate international transfer prices for the sale of products to licensees and distributors.

ITEM 2.  PROPERTIES

    The Company leases office space consisting of approximately 15,000 square feet in the Opus Center complex located in Minnetonka, Minnesota for its operations. The office lease will expire in September 1999. The Company believes that its existing facilities will be adequate to meet its needs for the foreseeable future.

ITEM 3.  LEGAL PROCEEDINGS

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

         The Company's common stock trades on The Nasdaq National Market under the symbol "MOGN." The information contained under the headings "Market Price and Related Matters" and "Stock Prices" on the inside back cover of the Company's Annual Report to Shareholders for the year ended December 31, 1996 (the "Annual Report to Shareholders"), is incorporated herein by reference.

ITEM 6.  SELECTED FINANCIAL DATA

         The information contained under the heading "Selected Financial Data" on page 28 of the Annual Report to Shareholders is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The information contained under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 14 through 16 of the Annual Report to Shareholders is incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The information contained in the Financial Statements and Notes thereto and the Independent Auditors' Report on pages 17 through 26 of the Annual Report to Shareholders is incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

          The information contained under the headings "Election of Directors" and "Executive Officers of the Company" on pages 2 through 5 of the Company's Proxy Statement for its 1997 Annual Meeting of Shareholders, to be held on May 13, 1997 (the "Proxy Statement"), is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

          The information contained under the heading "Executive Compensation" on pages 6 through 14 of the Proxy Statement is incorporated herein by reference, other than the subsection thereunder entitled "Report of Compensation Committee on Executive Compensation."

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

          The information contained under the heading "Security Ownership of Certain Beneficial Owners and Management" on pages 16 through 17 of the Proxy Statement is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          The information contained under the heading "Certain Transactions" on page 17 of the Proxy Statement is incorporated herein by reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) 1.    Financial Statements
          --------------------

                                                  Section Reference in the
                                                  Annual Report to Shareholders
                                                  -----------------------------

          Balance Sheets at                                     *
          December 31, 1996 and 1995

          Statements of Operations                              *
          for the Three Years Ended December 31, 1996

          Statements of Cash Flows                              *
          for the Three Years Ended December 31, 1996

          Statements of Stockholders'                           *
          Equity for the Three Years Ended December 31, 1996

          Notes to Financial Statements                         *

          Independent Auditors' Report                          *

* The financial statements and the Independent Auditors' Report listed above, which are included in the Annual Report to Shareholders, are incorporated by reference in Item 8 hereof.

     Except for the financial statements listed above and the items specifically incorporated by reference in Items 5, 6, 7 and 8 hereof, the Annual Report to Shareholders is not deemed to be "filed" as part of this Annual Report on Form 10-K.

     2.   Financial Statement Schedules
          -----------------------------
                                                                 Page in this
                                                                 Annual Report
                                                                 -------------

          Independent Auditors' Report on                             22
             Financial Statement Schedule

          Schedule II - Valuation and Qualifying Accounts             23

     All other schedules have been omitted because they are not applicable or not required, or because the required information is included in the financial statements or the notes thereto.

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

*10.1  1993 Nonemployee Director Stock Option Plan (Incorporated by reference to
       Exhibit 10.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 1994).

*10.2  Nonemployee Director Stock Option Plan (Incorporated by reference to
       Exhibit 10.2 to the Company's Annual Report on Form 10-K for the year ended December 31, 1994).

*10.3 Deferred Compensation Plan for Nonemployee Directors (Incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995).

*10.4 1994 Stock Incentive Plan (Incorporated by reference to Exhibit 10.3 to the Company's Annual Report on Form 10-K for the year ended December 31,
       1994).

*10.5 1984 Stock Option Plan (Incorporated by reference to Exhibit 10.4 to the Company's Annual Report on Form 10-K for the year ended December 31,
       1994).

*10.6  1982 Incentive Stock Option Plan (Incorporated by reference to Exhibit
       10.5 to the Company's Annual Report on Form 10-K for the year ended December 31, 1994).

*10.7  Stock Acquisition Assistance Loan Program (Incorporated by reference to
       Exhibit 10.6 to the Company's Annual Report on Form 10-K for the year ended December 31, 1994).

*10.8  1997 Stock Incentive Plan

*10.9 Money Purchase Retirement Plan Supplement Program (Incorporated by reference to Exhibit 10.7 to the Company's Annual Report on Form 10-K for the year ended December 31, 1994).

*10.10 Retirement, Separation Agreement and Release, dated December 31, 1995 with Kenneth F. Tempero. (Incorporated by reference to Exhibit 10.9 to the Company's Annual Report on Form 10-K for the year ended December 31, 1995.)

*10.11 Termination Agreement, dated as of January 1, 1992, with Charles C.
       Muscoplat (Incorporated by reference to Exhibit 10.9 to the Company's Annual Report on Form 10-K for the year ended December 31, 1994).

*10.12 Termination Agreement, dated as of January 1, 1992, with James V. Adam
       (Incorporated by reference to Exhibit 10.10 to the Company's Annual Report on Form 10-K for the year ended December 31, 1994).

*10.13 Termination Agreement, dated as of January 1, 1992, with Lori-jean Gille.
       (Incorporated by reference to Exhibit 10.13 to the Company's Annual Report on Form 10-K for the year ended December 31, 1995.)

*10.14 Termination Agreement, dated as of  July 10, 1995, with Jon C. Lee.
       (Incorporated by reference to Exhibit 10.14 to the Company's Annual Report on Form 10-K for the year ended December 31, 1995.)

*10.15 Separation Agreement and Mutual Release, dated as of October 21, 1996, with Rajesh C. Shrotriya.

*10.16 Termination Agreement, dated as of April 29, 1996, with Charles N.
       Blitzer.

*10.17 Stock Purchase and Loan Agreement, dated May 14, 1996, between the
       Company and Charles N. Blitzer.

10.18 Lease Agreement, dated August 7, 1989, with ALSCOR Investors Joint Venture, as amended by that certain Amendment to Office Lease, dated October 30, 1989, with ALSCOR Investors Joint Venture (Incorporated by reference to Exhibit 10.11 to the Company's Annual Report on Form 10-K for the year ended December 31, 1994).

10.19 Second Amendment to Office Lease, dated May 3, 1991 between the Company and ALSCOR Investors Joint Venture (Incorporated by reference to Exhibit
       10.12 to the Company's Annual Report on Form 10-K for the year ended December 31, 1994).

10.20 Third Amendment to Office Lease, dated September 23, 1992 between the Company and ALSCOR Investors Joint Venture (Incorporated by reference to
       Exhibit 10.13 to the Company's Annual Report on Form 10-K for the year ended December 31, 1994).

10.21 Fourth Amendment to Office Lease, dated September 23, 1992 between the Company and ALSCOR Investors Joint Venture (Incorporated by reference to
       Exhibit 10.14 to the Company's Annual Report on Form 10-K for the year ended December 31, 1994).

10.22 Fifth Amendment to Office Lease, dated March 10, 1995 between the Company and ALSCOR Investors Joint Venture (Incorporated by reference to Exhibit
       10.15 to the Company's Annual Report on Form 10-K for the year ended December 31, 1994).

10.23 Sixth Amendment to Office Lease, dated March 21, 1997 between the Company and ALSCOR Investors Joint Venture.

10.24 Trademark License Agreement, dated as of December 31, 1989, between the Company and Norwich Eaton Pharmaceutical, Inc. (Incorporated by reference to Exhibit 10.16 to the Company's Annual Report on Form 10-K for the year ended December 31, 1994).

10.25 Supply and License Agreement, dated March 19, 1992, among E Merck Fine Chemicals Division, EM Industries and the Company (Incorporated by reference to Exhibit A to Exhibit 10.15 to the Company's Annual Report on Form 10-K for the year ended December 31, 1992).

10.26 Supply Agreement, dated December 21, 1993, between the Company and Boehringer Ingelheim Pharmaceutical, Inc. (Incorporated by reference to
       Exhibit 10.18 to the Company's Annual Report on Form 10-K for the year ended December 31, 1994).

10.27 Development, Marketing and Cooperation Agreement, dated October 23, 1995, between the Company and Dainippon Pharmaceutical Co., Ltd. (Incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995).

10.28 Manufacturing Agreement, dated December 12, 1995, between the Company and Global Pharm Inc. (Incorporated by reference to Exhibit 10.25 to the Company's Annual Report on Form 10-K for the year ended December 31,
        1995).

**10.29 Promotion Agreement, dated March 11, 1997, between the Company and
        Schein Pharmaceutical, Inc.

11      Computation of Net Income (Loss) Per Common Share.

13      1996 Annual Report to Shareholders.

23      Consent of KPMG Peat Marwick LLP.

24      Powers of Attorney.

27      Financial Data Schedule.

99 Cautionary Statements under the Private Securities Litigation Reform Act of 1995.

 * Items that are management contracts or compensatory plans or arrangements required to be filed as an exhibit pursuant to Item 14(c) of this Form 10-K.

 ** Pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended, confidential portions of Exhibit 10.29 have been deleted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment.

(b) Reports on Form 8-K
    -------------------

    The Company filed no reports on Form 8-K during the quarter ended December 31, 1996.

                   MGI PHARMA, INC. RETIREMENT SAVINGS PLAN

The following financial statements and schedules of the Company's Retirement Savings Plan are included herein in lieu of filing a Form 11-K for such plan, pursuant to General Instruction F to Form 10-K and Rule 15d-21:

                                                           Page in this
                                                           Annual Report
                                                           -------------

       Statements of Net Assets Available for
       Participants at December 31, 1996 and 1995                25

       Statements of Changes in Net Assets Available
       for Participants in the years ended December 31,
       1996 and 1995                                             26

       Notes to Financial Statements                             28

       Schedule 1  -  Schedule of Investments Held at
       End of Plan Year                                          32

       Schedule 2 - Reportable Transactions                      33

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

 Dated:  March 28, 1997       MGI PHARMA, INC.


                                By    /s/ James V. Adam
                                  ---------------------------------------
                                  James V. Adam
                                  Vice President, Chief Financial Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.


Signature                  Title
---------                  -----

Charles N. Blitzer*        President, Chief      )
                           Executive Officer     )
                           (principal executive  )
                           officer) and Director )
                                                 )
James V. Adam              Vice President, Chief )
                           Financial Officer     )
                           (principal financial  )
                           and accounting officer)
                                                 )   By  /s/ James V. Adam
                                                       -----------------
Frederick W. Armstrong*    Director              )     James V. Adam
                                                 )     Pro se and as
Charles E. Austin*         Director              )     Attorney-in Fact*
                                                 )
David E. Collins*          Director              )
                                                 )
Hugh E. Miller*            Director              )     Dated:  March 28, 1997
                                                 )
Robert W. Powell, Jr.*     Director              )
                                                 )
Timothy G. Rothwell*       Director              )
                                                 )
Lee J. Schroeder*          Director              )

      *  By Power of Attorney filed with this report as Exhibit 24 hereto.

         INDEPENDENT AUDITORS' REPORT ON FINANCIAL STATEMENT SCHEDULE


The Board of Directors and Stockholders
MGI PHARMA, INC.:


Under date of February 7, 1997, we reported on the balance sheets of MGI PHARMA, INC., as of December 31, 1996 and 1995, and the related statements of operations, cash flows, and stockholders' equity for each of the years in the three-year period ended December 31, 1996, as contained in the 1996 Annual Report to Shareholders. These financial statements and our report thereon are incorporated by reference in the annual report on Form 10-K for the year 1996. In connection with our audits of the aforementioned financial statements, we also have audited the related financial statement schedule as listed in the accompanying index. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth herein.



                                         /s/KPMG Peat Marwick LLP


Minneapolis, Minnesota
February 7, 1997

                                                                     Schedule II


                               MGI PHARMA, INC.

                       VALUATION AND QUALIFYING ACCOUNTS

                                                                    Additions
                                                       ----------------------------------
                                     Balance at        Charged to Costs      Charged to                             Balance at
         Description             Beginning of Period     and Expenses      Other Accounts         Deductions       End of Period
-----------------------------    -------------------   ----------------    --------------         ----------       -------------
Year ended December 31, 1996
Deducted from asset accounts:
 Accounts receivable allowance       $160,535             $152,795             $   --              $245,075 (1)       $ 68,255
 Inventory valuation allowance        181,458              160,000              70,685               25,662 (2)        386,481
                                     --------             --------             -------             --------           --------

 Total                               $341,993             $312,795             $70,685             $270,737           $454,736
                                     ========             ========             =======             ========           ========

Year ended December 31, 1995
Deducted from asset accounts:
 Accounts receivable allowance       $146,606             $114,157             $   --              $100,228 (1)       $160,535
 Inventory valuation allowance         13,562              300,000                 --               132,104 (2)        181,458
                                     --------             --------             -------             --------           --------

 Total                               $160,168             $414,157             $   --              $232,332           $341,993
                                     ========             ========             =======             ========           ========

Year ended December 31, 1994:
Deducted from asset accounts:
 Accounts receivable allowance       $ 14,770             $234,566             $   --              $102,730 (1)       $146,606
 Inventory valuation allowance             --               51,294                 --              $ 37,732 (2)         13,562
                                     --------             --------             -------             --------           --------

 Total                               $ 14,770             $285,860             $    --             $140,462           $160,168
                                     ========             ========             =======             ========           ========

(1) Discounts by customers, or write-off of uncollectible accounts, net of recoveries.
(2)  Destruction of returned or obsolete inventory, or inventory rework costs.

                   MGI PHARMA, INC. Retirement Savings Plan

                      Financial Statements and Schedules

                                     1996

              STATEMENTS OF NET ASSETS AVAILABLE FOR PARTICIPANTS
                   MGI PHARMA, INC. Retirement Savings Plan
                                  (unaudited)

                                                       December 31,
                                               ----------------------------
                                                  1996              1995
                                               ----------        ----------
INVESTMENTS AT FAIR VALUE:
Shares of registered investments companies:
 Invesco Stable Value                         $   183,800       $   315,301
 Vanguard Group:
  Fixed Income, GNMA                               72,550            85,502
  World, International Growth                     228,750           207,416
 Fidelity Investments:
  Puritan                                         274,097           183,847
  Retirement Growth                               267,475           205,432
MGI PHARMA, INC. common stock                     532,160           506,786
Participant notes receivable                       48,284            17,574
                                               ----------        ----------
                                                1,607,116         1,521,858
                                               ----------        ----------

RECEIVABLES:
Contributions receivable:
  Employer                                        137,033           103,212
  Employees                                            -              3,098
                                               ----------        ----------
                                                  137,033           106,310
                                               ----------        ----------

CASH                                               14,125            -
                                               ----------        ----------

NET ASSETS AVAILABLE FOR PARTICIPANTS         $ 1,758,274       $ 1,628,168
                                               ==========        ==========


____________________________________________
See accompanying notes to financial statements.

                                                  STATEMENTS OF CHANGES IN NET ASSETS AVAILABLE FOR PARTICIPANTS
                                                             MGI PHARMA, INC. Retirement Savings Plan
                                                                            (unaudited)

                                                        Year Ended December 31, 1996
                               -----------------------------------------------------------------------------------------------------
                                         Shares of registered investment companies
                               -----------------------------------------------------------
                                 Invesco        Vanguard Group       Fidelity Investments    MGI
                                             ---------------------- ----------------------
                                  Stable   Fixed Income, World Intl.            Retirement  Common   Participant
                                  Value         GNMA     Growth      Puritan     Growth     Stock      Notes      Other   Total
                                  -----         ----     ------      -------     ------     -----      -----      -----   -----
ADDITIONS TO NET ASSETS:
Investment income:
  Net appreciation (depreciation)
   in fair value of investments  $     --  $  (1,485)  $  21,351   $   5,395  $ (12,960) $ (32,648) $     --  $      --  $  (20,347)
  Dividends                        12,395      5,054       9,769      29,909     32,434         --        --         --      89,561
  Interest                             --         --          --          --         --         --     4,406         --       4,406
                                 ---------  ---------   ---------   ---------  ---------  ---------  --------  ---------  ----------
                                   12,395      3,569      31,120      35,304     19,474    (32,648)    4,406         --      73,620
                                 ---------  ---------   ---------   ---------  ---------  ---------  --------  ---------  ----------
Contributions:
  Employer                             --         --          --          --         --     78,195        --    137,033     215,228
  Participants                     29,845      9,355      41,378      56,247     63,944     25,196        --         --     225,965
                                 ---------  ---------   ---------   ---------  ---------  ---------  --------  ---------  ----------
                                   29,845      9,355      41,378      56,247     63,944    103,391        --    137,033     441,193
                                 ---------  ---------   ---------   ---------  ---------  ---------  --------  ---------  ----------
  Total additions                  42,240     12,924      72,498      91,551     83,418     70,743     4,406    137,033     514,813
                                 ---------  ---------   ---------   ---------  ---------  ---------  --------  ---------  ----------

DISTRIBUTIONS                     (64,650)   (14,692)   (114,055)    (44,124)   (29,160)  (113,496)   (4,530)        --    (384,707)
TRANSFERS BETWEEN FUNDS, NET     (109,091)   (11,184)     62,891      42,823      7,785     68,127    30,834    (92,185)         --
                                 ---------  ---------   ---------   ---------  ---------  ---------  --------  ---------  ----------

  Net increase (decrease)        (131,501)   (12,952)     21,334      90,250     62,043     25,374    30,710     44,848     130,106

NET ASSETS AVAILABLE FOR
 PARTICIPANTS:
  BEGINNING OF YEAR               315,301     85,502     207,416     183,847    205,432    506,786    17,574    106,310   1,628,168
                                 ---------  ---------   ---------   ---------  ---------  ---------  --------  ---------  ----------
  END OF YEAR                    $183,800  $  72,550   $ 228,750   $ 274,097  $ 267,475  $ 532,160  $ 48,284  $ 151,158  $1,758,274
                                 =========  =========   =========   =========  =========  =========  ========  =========  ==========


__________________________________________
See accompanying notes to financial statements.

                                                 STATEMENTS OF CHANGES IN NET ASSETS AVAILABLE FOR PARTICIPANTS
                                                            MGI PHARMA, INC. Retirement Savings Plan
                                                                          (unaudited)

                                                                   Year Ended December 31, 1995
                                    ----------------------------------------------------------------------------------------
                                                             Shares of registered investment companies
                                                    --------------------------------------------------------------------
                                      Guaranteed      Invesco            Vanguard Group        Fidelity Investments
                                                                  ---------------------------- ---------------------
                                      Investment       Stable      Fixed Income    World Intl.           Retirement
                                       Contract        Value           GNMA          Growth    Puritan     Growth
                                       --------        -----           ----          ------    -------     ------
ADDITIONS TO NET ASSETS:
Investment income:
  Net appreciation (depreciation)
   in fair value of investments      $          -   $         -   $        5,956   $ 20,110   $ 17,679   $   13,156
  Dividends                                     -        16,937            5,218      5,511      8,649       18,168
  Interest                                  3,693             -                -          -          -            -
                                      ------------   -----------   --------------   --------   --------   ----------
                                            3,693        16,937           11,174     25,621     26,328       31,324
                                      ------------   -----------   --------------   --------   --------   ----------

Contributions:
  Employer                                      -             -                -          -          -            -
  Participants                              1,611        37,960           15,226     36,308     60,701       55,728
                                      ------------   -----------   --------------   --------   --------   ----------
                                            1,611        37,960           15,226     36,308     60,701       55,728
                                      ------------   -----------   --------------   --------   --------   ----------
    Total additions                         5,304        54,897           26,400     61,929     87,029       87,052
                                      ------------   -----------   --------------   --------   --------   ----------

DISTRIBUTIONS                                   -        (1,810)          (1,915)    (1,668)    (1,749)      (9,541)
TRANSFERS BETWEEN FUNDS, NET             (306,284)      262,214            2,058      1,636     12,006       30,907
                                      ------------   -----------   --------------   --------   --------   ----------

    Net increase (decrease)              (300,980)      315,301           26,543     61,897     97,286      108,418

NET ASSETS AVAILABLE FOR PARTICIPANTS:
    BEGINNING OF YEAR                     300,980             -           58,959    145,519     86,561       97,014
                                      ------------   -----------   --------------   --------   --------   ----------

    END OF YEAR                      $          -   $   315,301   $       85,502   $207,416   $183,847   $  205,432
                                      ============   ===========   ==============   ========   ========   ==========

                                                    Year Ended December 31, 1995
                                   ---------------------------------------------------------------------------
                                              Shares of registered investment companies
                                   ---------------------------------------------------------------
                                         MGI
                                        Common    Participant
                                        Stock        Notes       Receivables       Total
                                        -----        -----       -----------       -----
ADDITIONS TO NET ASSETS:
Investment income:
  Net appreciation (depreciation)
   in fair value of investments       $(172,654)  $         -   $           -   $ (115,753)
  Dividends                                   -             -               -       54,483
  Interest                                    -         1,225               -        4,918
                                       ---------   -----------   -------------   ----------
                                       (172,654)        1,225               -      (56,352)
                                       ---------   -----------   -------------   ----------

Contributions:
  Employer                              139,174             -         103,212      242,386
  Participants                           30,523             -           3,098      241,155
                                       ---------   -----------   -------------   ----------
                                        169,697             -         106,310      483,541
                                       ---------   -----------   -------------   ----------
    Total additions                      (2,957)        1,225         106,310      427,189
                                       ---------   -----------   -------------   ----------

DISTRIBUTIONS                            (5,331)       (1,600)              -      (23,614)
TRANSFERS BETWEEN FUNDS, NET             (3,853)        1,544         (78,801)     (78,573)
                                       ---------   -----------   -------------   ----------

    Net increase (decrease)             (12,141)        1,169          27,509      325,002

NET ASSETS AVAILABLE FOR PARTICIPANTS:
    BEGINNING OF YEAR                   518,927        16,405          78,801    1,303,166
                                       ---------   -----------   -------------   ----------

    END OF YEAR                       $ 506,786   $    17,574   $     106,310   $1,628,168
                                       =========   ===========   =============   ==========

___________________________________________
See accompanying notes to financial statements.

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

     At December 31, 1996, 51 employees were participants in the Plan. The Plan is available to every employee of MGI who completes six months of employment, is at least 21 years old, and is scheduled for at least 1,000 hours of service annually. Eligible employees may participate in the Plan through: (1) contributions of up to 10% of their compensation; (2) employer matching contributions equal to 50% of employee contributions, up to 6% of an employee's compensation; (3) employer discretionary contributions; and
     (4) employee rollover contributions. Contributions are subject to certain limitations.

     Employee contributions and related earnings are directed by the participant into available investment options and are fully vested at all times. Employer contributions are in the form of MGI common stock. At December 31, 1996, employer directed balances totaled $405,142 of the MGI common stock fund. Employer contributions are 20% vested after completion of two years of employment, 40% after three years, 75% after four years and 100% after five years. Employer discretionary contributions are allocated to a participant's account based upon his/her pro rata share of total recognized compensation during the year. Forfeitures are used to reduce the amount of MGI's contributions to the Plan.

     A participant's account may mature and be distributed upon the occurrence of one of the following: (1) death, (2) retirement, (3) the attainment of 70-1/2 years of age, (4) termination of employment, (5) termination of the Plan or (6) upon certain MGI "change in control" events. Distributions may be a lump sum of cash and MGI common stock held in a participant's account.

     Investments
     -----------
     The following investment alternatives are available to participants:
     Registered Investment Companies Funds:
          Invesco Funds Group:
          Stable Value - The INVESCO Retirement Trust Stable Value Fund ("Stable Value Fund") seeks to provide a high level of current income while preserving principal, primarily by investing in a diversified portfolio of investment contracts with insurance companies, banks or other financial institutions. An investment contract is an agreement to provide a specific rate of return for a period of time. Risk in these contracts relates to the financial performance of the issuing entity and in certain cases a portfolio of marketable securities securing the investment.

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

     MGI PHARMA, INC. common stock - MGI PHARMA, INC. (the Plan Sponsor) common stock is publicly traded, with trades reported on the NASDAQ National Market System. MGI is a pharmaceutical company that acquires, develops and markets innovative and differentiated products for niche markets of unmet medical need. MGI has not paid, and has no present intention of paying cash dividends on its common stock.

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

     Investment Valuation and Income Recognition
     -------------------------------------------
     Plan investments are stated at fair value. Shares of registered investment companies are valued at quoted market prices that represent the net asset value of shares held by the Plan at year-end. Company stock is valued at its quoted market price of $4.25 and $4.4375 per share at December 31, 1996 and 1995, respectively. Participant notes receivable are valued at cost which approximates fair value.

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

                                                                      Schedule 1



               SCHEDULE OF INVESTMENTS HELD AT END OF PLAN YEAR
                   MGI PHARMA, INC. Retirement Savings Plan
                               December 31, 1996
                                  (unaudited)

                                                  Number                   Fair Market
Description                                   of shares/units     Cost       Value
-----------                                   ---------------  ----------  -----------
Shares of registered investment companies:
     Invesco Stable Value                             183,800  $  183,800  $  183,800
     Vanguard Group:
        Fixed Income, GNMA                              7,099      70,467      72,550
        World, International Growth                    13,897     205,522     228,750
     Fidelity Investments:
        Puritan                                        15,899     259,274     274,097
        Retirement Growth                              15,470     280,184     267,475

MGI PHARMA, INC. common stock                         125,214     801,704     532,160

Participant notes receivable                           48,284      48,284      48,284
                                                               ----------  ----------
                Total                                          $1,849,235  $1,607,116
                                                               ==========  ==========

                                                                      Schedule 2



                            REPORTABLE TRANSACTIONS
                   MGI PHARMA, INC. Retirement Savings Plan
                         Year ended December 31, 1996
                                  (unaudited)

                                                  Total        Total      Total Dollar     Total Dollar
                                                 Number        Number      Value of         Value           Net Gain
Description                                   of Purchases    of Sales    Purchases        of Sales         or (Loss)
-----------                                   ------------    --------    ---------        --------         ---------
Shares of registered investment companies:
     Invesco Stable Value                          88            12        57,074            190,331             -0-
     Vanguard Group:
        Fixed Income, GNMA                         55             9        15,074             21,209          (5,004)
        World, International Growth                80             7       107,067            104,719          (1,042)
     Fidelity Investments:
        Puritan                                    82            13       145,358             60,424           1,622
        Retirement Growth                          79            11       119,791             44,774             943

MGI PHARMA, INC. common stock                      25            12       185,974            124,188         (13,643)

                                 EXHIBIT INDEX
                                MGI PHARMA, INC.

                           Annual Report on Form 10-K
                                      For
                          Year Ended December 31, 1996


Exhibit
Number     Description
------     -----------

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

 4.2 Rights Agreement, dated as of January 19, 1988, between the Company and Norwest Bank Minneapolis, National Association (including the form of Right Certificate attached as Exhibit A thereto) (Incorporated by referenc to Exhibit 4.2 to the Company's Annual Report on Form 10 for the year ended December 31, 1994).

 10.1 1993 Nonemployee Director Stock Option Plan (Incorporate by reference to Exhibit 10.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 1994).


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

 10.8      1997 Stock Incentive Plan.

 10.9      Money Purchase Retirement Plan Supplement Program
           (Incorporated by reference to Exhibit 10.7 to the Company's Annual Report on Form 10-K for the year ended
           December 31, 1994).

 10.10 Retirement, Separation Agreement and Release, dated December 31, 1995 with Kenneth F. Tempero. (Incorporated by reference to Exhibit 10.9 the Company's Annual Report on Form 10-K for the year ended December 31, 1995.)

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

 10.13 Termination Agreement, dated as of January 1, 1992, with Lori-jean Gille. (Incorporated by reference to Exhibit 10.13 to the Company's Annual Report on
           Form 10-K for the year ended December 31, 1995.)

 10.14     Termination Agreement, dated as of July 10, 1995, with
           Jon C. Lee.  (Incorporated by reference to
           Exhibit 10.14 to the Company's Annual Report of
           Form 10-K for the year ended December 31, 1995.)

 10.15     Separation Agreement and Mutual Release, dated as of
           October 21, 1996 with Rajesh C. Shrotriya.

10.16 Termination Agreement, dated as of April 29, 1996, with Charles N. Blitzer.

10.17 Stock Purchase and Loan Agreement, dated May 14, 1996, between the Company and Charles N. Blitzer.

10.18      Lease Agreement, dated August 7, 1989, with ALSCOR
           Investors Joint Venture, as amended by that certain
           Amendment to Office Lease, dated October 30, 1989, with ALSCOR Investors Joint Venture (Incorporated by reference to Exhibit 10.11 to the Company's Annual Report on
           Form 10-K for the year ended December 31, 1994).

10.19 Second Amendment to Office Lease, dated May 3, 1991 between the Company and ALSCOR Investors Joint Venture (Incorporated by reference to Exhibit 10.12 to the Company's Annual Report on Form 10-K for the year ended December 31, 1994).

10.20 Third Amendment to Office Lease, dated September 23, 1992 between the Company and ALSCOR Investors Joint Venture (Incorporated by reference to Exhibit
           10.13 to the Company's Annual Report on Form 10-K for the year ended December 31, 1994).

10.21 Fourth Amendment to Office Lease, dated September 23, 1992 between the Company and ALSCOR Investors Joint Venture (Incorporated by reference to Exhibit 10.14 to the Company's Annual Report on Form 10-K for the year ended December 31, 1994).

10.22 Fifth Amendment to Office Lease, dated March 10, 1995 between the Company and ALSCOR Investors Joint Venture (Incorporated by reference to Exhibit 10.15 to the Company's Annual Report on Form 10-K for the year ended December 31, 1994).

10.23 Sixth Amendment to Office Lease, dated March 21, 1997 between the Company and ALSCOR Investors Joint Venture.


10.24 Trademark License Agreement, dated as of December 31, 1989, between the Company and Norwich Eaton Pharmaceutical, Inc. (Incorporated by reference to Exhibit 10.16 to the Company's Annual Report on Form 10-K for the year ended December 31, 1994).

10.25 Supply and License Agreement, dated March 19, 1992, among E Merck Fine Chemicals Division, EM Industries and the Company (Incorporated by reference to Exhibit A to Exhibit 10.15 to the Company's Annual Report on Form 10-K for the year ended December 31, 1992).

10.26 Supply Agreement, dated December 21, 1993, between the Company and Boehringer Ingelheim Pharmaceutical, Inc. (Incorporated by reference to Exhibit 10.18 to the Company's Annual Report on Form 10-K for the year ended December 31, 1994).

10.27 Development, Marketing and Cooperation Agreement, dated October 23, 1995, between the Company and Dainippon Pharmaceutical Co., Ltd. (Incorporated by reference to
           Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995).

10.28 Manufacturing Agreement, dated December 12, 1995, between the Company and Global Pharm Inc. (Incorporated by reference to Exhibit 10.25 to the Company's Annual
           Report on Form 10-K for the year ended December 31, 1995.)

**10.29    Promotion Agreement, dated March 11, 1997, between the
           Company and Schein Pharmaceutical, Inc.

  11     Computation of Net Income (Loss) Per Common Share.

  13     1996 Annual Report to Shareholders.

  23     Consent of KPMG Peat Marwick LLP.

  24     Powers of Attorney.

  27     Financial Data Schedule.

  99 Cautionary Statements under the Private Securities Litigation Reform Act of 1995

  ** Pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended, confidential portions of Exhibit 10.29 have been deleted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment.