Form 10-Q
period 1997-03-31
MGI PHARMA INC
filed 1997-05-02
CIK 702131

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C.  20549

                                   FORM 10-Q


(Mark One)
 [X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended   MARCH 31, 1997
                               ----------------

                                      OR

 [_]           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____________ to __________


Commission File Number:  0-10736
                         -------


                               MGI PHARMA, INC.
                               ----------------
            (Exact name of registrant as specified in its charter)

               Minnesota                                 41-1364647
----------------------------------------     ----------------------------------
    (State or other jurisdiction of           (I.R.S. employer identification
     incorporation or organization)                       number)


        Suite 300E, Opus Center
          9900 Bren Road East
      Minnetonka, Minnesota 55343                      (612) 935-7335
----------------------------------------     ----------------------------------
(Address of principal executive offices       (Registrant's telephone number,
             and zip code)                          including area code)


Indicate by check mark, whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
Yes    X    No _____
     -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

  Common Stock, $.01 par value                        14,100,108 shares
---------------------------------            -----------------------------------
             (Class)                           (Outstanding at April 30, 1997)

                                FORM 10-Q INDEX

                               MGI PHARMA, INC.



                                                                         Page
                                                                         Number
                                                                         ------
PART I.   FINANCIAL INFORMATION

  Item 1.   Financial Statements (Unaudited)

              Balance Sheets - March 31, 1997
              and December 31, 1996

              Statements of Operations - Three Months
              Ended March 31, 1997 and 1996

              Statements of Cash Flows - Three Months
              Ended March 31, 1997 and 1996

              Notes to Financial Statements

  Item 2.   Management's Discussion and Analysis of
            Financial Condition and Results of Operations

PART II.    OTHER INFORMATION

SIGNATURES

                        PART I - FINANCIAL INFORMATION


Item 1. Financial Statements
----------------------------

                                BALANCE SHEETS

                               MGI PHARMA, INC.

                                  (Unaudited)


                                           March 31,   December 31,
                                             1997         1996
                                          -----------  ------------
ASSETS
------

Current assets:
  Cash and cash equivalents               $ 5,834,495  $ 8,220,569
  Short-term investments                    9,645,813    9,667,254
  Receivables, less allowances of
   $79,413 and $68,254                      1,401,968    1,079,970
  Inventories, net                            459,891      594,164
  Prepaid expenses                            194,680       53,436
                                          -----------  -----------

     Total current assets                  17,536,847   19,615,393

Equipment and furniture, at cost
  less accumulated depreciation of
  $804,306 and $775,810                       514,473      227,134

Other assets                                  317,712      320,517
                                          -----------  -----------

Total assets                              $18,369,032  $20,163,044
                                          ===========  ===========

(Continued)

BALANCE SHEETS
(Unaudited)
Page 2

                                         March 31,     December 31,
                                           1997           1996
                                        ------------   ------------
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Current liabilities:
  Accounts payable                      $    711,319   $    744,052
  Accrued expenses                         1,727,578      3,043,993
  Other current liabilities                   50,944          7,711
                                        ------------   ------------

    Total current liabilities              2,489,841      3,795,756
                                        ------------   ------------

Stockholders' equity:
  Common stock, $.01 par value,
   30,000,000 authorized shares,
   14,091,665 and 14,081,574
   issued shares                             140,917        140,816
  Additional paid-in capital              88,834,742     88,789,495
  Notes receivable from officers            (102,575)      (104,933)
  Accumulated deficit                    (72,993,893)   (72,458,090)
                                        ------------   ------------
    Total stockholders' equity            15,879,191     16,367,288
                                        ------------   ------------

Total liabilities and
  stockholders' equity                  $ 18,369,032   $ 20,163,044
                                        ============   ============

_____________________________________

See accompanying notes to financial statements.

                           STATEMENTS OF OPERATIONS

                               MGI PHARMA, INC.

                                  (Unaudited)

                                             Three Months Ended
                                                  March 31,
                                         --------------------------
                                             1997          1996
                                         ------------  ------------
Revenues:
  Sales                                   $2,190,390    $1,328,788
  Licensing                                  454,929       548,760
  Interest and other                         233,868       239,040
                                          ----------    ----------
                                           2,879,187     2,116,588
                                          ----------    ----------
Costs and Expenses:
  Research and development                 1,061,597     1,165,704
  Cost of sales                              237,052       147,140
  Selling, general and administrative      2,116,341     1,607,251
                                          ----------    ----------
                                           3,414,990     2,920,095
                                          ----------    ----------

Net loss                                  $ (535,803)   $ (803,507)
                                          ==========    ==========

Net loss per common share              $       (0.04)  $     (0.06)

Weighted average number of
 common shares outstanding                14,089,380    12,784,257

See accompanying notes to financial statements.

                           STATEMENTS OF CASH FLOWS

                               MGI PHARMA, INC.

                                  (Unaudited)

                                                Three Months Ended March 31,
                                               ------------------------------
                                                    1997            1996
                                               --------------  --------------
OPERATING ACTIVITIES:
Net loss                                         $  (535,803)    $  (803,507)
Adjustments for non-cash items:
  Depreciation and asset amortization                 28,496          24,580
  Benefit plan contribution                           35,356          30,345
Change in operating assets and liabilities:
  Receivables                                       (321,998)        175,183
  Inventories                                        134,273          92,377
  Prepaid expenses                                  (141,244)       (105,007)
  Accounts payable and accrued expenses           (1,363,928)     (1,356,779)
  Other current liabilities                           43,233          23,154
                                                 -----------     -----------

Net cash used in operating activities             (2,121,615)     (1,919,654)
                                                 -----------     -----------

INVESTING ACTIVITIES:
  Purchase of investments                         (7,755,589)     (7,950,581)
  Maturity of investments                          7,777,030       5,824,931
  Purchase of equipment and furniture               (315,835)        (30,943)
  Payments on notes receivable                         2,358         480,924
  Other                                                2,805            (640)
                                                 -----------     -----------
Net cash used in investing
  activities                                        (289,231)     (1,676,309)
                                                 -----------     -----------

FINANCING ACTIVITIES:
  Issuance of shares under stock
    plans                                             24,772             ---
                                                 -----------     -----------
Net cash provided by financing
  activities                                          24,772             ---
                                                 -----------     -----------
Decrease in cash and cash equivalents             (2,386,074)     (3,595,963)

Cash and cash equivalents at
  beginning of period                              8,220,569       9,075,569
                                                 -----------     -----------

Cash and cash equivalents at
  end of period                                  $ 5,834,495     $ 5,479,606
                                                 ===========     ===========

_______________________________
See accompanying notes to financial statements.

                         NOTES TO FINANCIAL STATEMENTS

                               MGI PHARMA, INC.

                                  (Unaudited)



(1)  Basis of Presentation
     ---------------------

MGI PHARMA, INC. (MGI or the company) is a pharmaceutical company that acquires, develops and markets innovative and differentiated products for niche markets of unmet medical need. The company is primarily focused on products that treat cancer or improve the quality of life for cancer patients. It intends to expand into the rheumatology market upon approval of Salagen(R) Tablets as a treatment of symptoms associated with Sjogren's Syndrome. The company markets its products to physicians throughout the United States, with sales made to pharmaceutical wholesalers for distribution to the ultimate consumers of company products. Sales of Salagen(R) Tablets account for the vast majority of company sales. The company is commercializing its products outside the United States through various alliances, and has agreements with several pharmaceutical companies to commercialize Salagen(R) Tablets internationally, including the major markets of Europe, Japan and Canada. Exclusive rights to MGI 114 for Japan were granted to Dainippon Pharmaceutical Co., Ltd. under a cooperative development and commercialization agreement in 1995. Product development efforts include development of MGI 114 and DHAC, and continued clinical support of Salagen(R) Tablets.

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal, recurring accruals) considered necessary for fair presentation have been included.
Interim results may not be indicative of annual results. For further information, refer to the financial statements and footnotes included in the company's report on Form 10-K for the year ended December 31, 1996.

(2)  Loss Per Common Share
     ---------------------

Loss per common share is based upon the weighted average number of shares outstanding during each period. Common stock equivalents are not included as their effect is antidilutive.


(3)  Short-Term Investments
     ----------------------

Because the company has the intent and ability to hold its investments to maturity, they are considered held-to-maturity investments. As such, they are stated at amortized cost, which approximates estimated fair value. Held-to-maturity investments at March 31, 1997, are summarized in the following table:

     European certificates of deposit     $2,064,713
     Commercial paper                      3,517,721
     Medium-term notes                     4,063,379
                                          ----------
                                          $9,645,813
                                          ==========


(4)  Inventories
     -----------

Inventories at March 31, 1997, and December 31, 1996, are summarized in the following table:

                                      1997        1996
                                   ----------  ----------
     Raw materials and supplies    $  25,856   $  25,856
     Work in process                  51,437     107,080
     Finished goods                  767,359     847,710
     Valuation allowance            (384,761)   (386,482)
                                   ---------   ---------
     Total                         $ 459,891   $ 594,164
                                   =========   =========

Inventories are stated at the lower of cost or market. Cost is determined on a first-in, first-out basis.


(5)  Accrued Expenses
     ----------------

Accrued expenses at March 31, 1997, and December 31, 1996, are summarized in the following table:

                                           1997        1996
                                        ----------  ----------
     Product development commitments    $  618,008  $1,615,397
     Bonuses                               174,425     493,519
     Retirement commitment                 171,068     243,721
     Other accrued expenses                764,077     691,356
                                        ----------  ----------
                                        $1,727,578  $3,043,993
                                        ==========  ==========

(6)  Stock Incentive Plans
     ---------------------

Under stock incentive plans, designated persons (including officers, directors and employees) are granted rights to acquire company common stock. These rights include stock options and other equity rights.

At March 31, 1997, 2,269,945 shares of common stock remain reserved for issuance, of which 220,279 remain available for grant. Options to purchase 2,049,666 shares of common stock were outstanding, of which 1,067,048 were exercisable. Options outstanding had a weighted average exercise price of $6.63 per share.

Loans to officers were made for the purchase of stock, exercise of options and payment of associated tax obligations. The loans are full recourse, unsecured obligations and are payable on demand. At March 31, 1997, $102,575 of principal remains outstanding, and is presented as "Notes receivable from officers" within stockholders' equity in the accompanying balance sheets.

(7)  Stockholders' Equity
     --------------------

Changes in selected stockholders' equity accounts were as follows:


                                                                                Notes
                                            Common stock         Additional   receivable
                                      ------------------------    paid-in        from
                                         Shares     Par value     capital      officers
                                      ------------  ----------  -----------  -----------
THREE MONTHS ENDED MARCH 31, 1996:
Balance at December 31, 1995            12,781,608    $127,816  $82,872,883   $(432,082)

Employee retirement savings
  plan contribution                          2,803          28       18,468          --
Note payments                                   --          --           --     384,148
                                        ----------    --------  -----------   ---------

Balance at March 31, 1996               12,784,411    $127,844  $82,891,351   $ (47,934)
                                        ==========    ========  ===========   =========

THREE MONTHS ENDED MARCH 31, 1997:
Balance at December 31, 1996            14,081,574    $140,816  $88,789,495   $(104,933)
Exercise of stock options                    5,675          57       24,715          --
Employee retirement savings
  plan contribution                          4,416          44       20,532          --
Note payments                                   --          --           --       2,358
                                        ----------    --------  -----------   ---------

Balance at March 31, 1997               14,091,665    $140,917  $88,834,742   $(102,575)
                                        ==========    ========  ===========   =========

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Overview
--------

MGI PHARMA, INC. (MGI or the company) is a pharmaceutical company that acquires, develops and markets innovative and differentiated products for niche markets of unmet medical need. The company is primarily focused on products that treat cancer or improve the quality of life for cancer patients. It intends to expand into the rheumatology market upon approval of Salagen(R) Tablets as a treatment of symptoms associated with Sjogren's syndrome. The company currently markets its products to physicians throughout the United States, with sales made to pharmaceutical wholesalers for ultimate delivery to patients through drug distribution channels. Sales of Salagen(R) Tablets comprise the vast majority of company sales. The company is commercializing its products outside the United States through various alliances, and has agreements with several pharmaceutical companies to commercialize Salagen(R) Tablets internationally, including the major markets of Europe, Japan and Canada. Exclusive rights to MGI 114 for Japan were granted to Dainippon Pharmaceutical Co., Ltd. under a cooperative development and commercialization agreement in 1995. Product development efforts include development of MGI 114 and DHAC, and continued clinical support of Salagen(R) Tablets.


Results of Operations
---------------------

The company's net loss of $535,803 in the 1997 first quarter compares with a net loss of $803,507 in the 1996 first quarter. The smaller 1997 net loss was due to increased sales revenue, partially reduced by increased selling expenses.

Sales revenue increased 65% from $1,328,788 in the 1996 first quarter to $2,190,390 in the 1997 first quarter. The 1997 increase reflects expanding sales of Salagen(R) Tablets, partially reduced by continuation of the long-term decline in sales of DIDRONEL(R) I.V. Infusion. Quarter-to-quarter sales revenues increased 8% in the 1997 first quarter, following a 32% increase in the 1996 fourth quarter. MGI sales revenues will fluctuate from quarter to quarter, due to periodic adjustments in wholesale buying patterns. The trend in retail demand for Salagen(R) Tablets, as estimated using shipment activity from wholesalers to pharmacies, has continued to grow.

Cost of sales increased 61% from $147,140 in the 1996 first quarter to $237,052 in the 1997 first quarter. The 1997 increase was due to increased sales of Salagen(R) Tablets. Management believes that cost of sales as a percent of sales of approximately 10% should continue for its current products.

Licensing revenue decreased 17% from $548,760 in the 1996 first quarter to $454,929 in the 1997 first quarter. The 1997 decrease was primarily due to the timing of the royalties related to non-core agricultural technology. The magnitude of the decrease was lessened by the scheduled increase in quarterly milestone payments from Dainippon Pharmaceutical Co., Ltd. Future licensing revenues will likely fluctuate between years and from one quarter to the next depending on the achievement of milestones by the company's partners, their level of recurring royalty generating activities, and the timing of initiating additional licensing relationships.

Interest and other income decreased 2% from $239,040 in the 1996 first quarter to $233,868 in the 1997 first quarter. The 1997 decrease was due to a decrease in the average amount of funds available for investment in 1997, partially reduced by an increased yield on investments. Until the company achieves positive cash flow, funds available for investments will continue to decline. Interest income would correspondingly decline, assuming yields remain constant.

Research and development expense decreased 9% from $1,165,704 in the 1996 first quarter to $1,061,597 in the 1997 first quarter. The 1997 decrease reflects declining spending for Salagen(R) Tablets, in conjunction with submission of a supplemental New Drug Application (sNDA) to the U.S. Food and Drug Administration during the 1997 first quarter. Research and development spending is expected to remain near the 1996 rate throughout 1997, as development effort for Salagen(R) Tablets diminishes following submission of the sNDA, but increases for MGI 114 and DHAC.

Selling, general and administrative expenses increased 32% from $1,607,251 in the 1996 first quarter to $2,116,341 in the 1997 first quarter. The 1997 increase was due to full staffing of the company's sales force in the 1997 first quarter, following restructuring during 1996. Selling expense is expected to remain near recent quarterly levels throughout 1997.

Liquidity and Capital Resources
-------------------------------

At March 31, 1997, the company had cash and cash equivalents and investments of $15,480,308 and working capital of $15,047,006 compared to $17,887,823 and
$15,819,637, respectively, at December 31, 1996. During the three month period ended March 31, 1996, the company used cash of $2,121,615 to fund its operating activities.

Cash in excess of current operating needs is invested in marketable securities in accordance with the company's investment policy. This policy emphasizes principal preservation, so it requires strong issuer credit ratings and limits the amount of credit exposure from any one issuer or industry.

Substantial amounts of capital are required for pharmaceutical development and commercialization efforts. For continued development and commercialization of its products, the company plans to utilize cash provided from growth in sales of Salagen(R) Tablets, collaborative arrangements and existing liquid assets. If these sources of capital are insufficient, the company will seek other sources of funding, including additional equity issuances, or it will manage the pace of developing its product candidates.


Cautionary Statement
--------------------

This Form 10-Q contains forward-looking statements within the meaning of federal securities laws. These statements include statements regarding intent, belief, or current expectations of the Company and its management. These forward-looking statements are not guarantees of future performance and involve a number of risks and uncertainties that may cause the Company's actual results to differ materially from the results discussed in these statements. Factors that might cause such differences include, but are not limited to, dependence on sales of Salagen(R) Tablets, dependence on license acquisition strategy, uncertainty of strategic alliances, and other risks and uncertainties detailed from time to time in the Company's filings with the Securities and Exchange Commission, including Exhibit 99 to this Form 10-Q.

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

Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

(a)  LISTING OF EXHIBITS:

     11   Computation of Net Loss Per Common Share
     27   Financial Data Schedule
     99   Cautionary Statements

(b)  REPORTS ON FORM 8-K

     There were no reports on Form 8-K filed during the three months ended March 31, 1997.

                                  SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              MGI PHARMA, INC.


Date: May 2, 1997             By: /s/ James V. Adam
                                  -----------------------------
                                 James V. Adam, Vice President,
                                 Chief Financial Officer
                                 (authorized signatory and
                                  principal financial officer)

                               MGI PHARMA, INC.

                         Quarterly Report on Form 10-Q
                                    for the
                          Quarter Ended March 31, 1997

                                 EXHIBIT INDEX
                                 -------------

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

  10.1      Promotion Agreement, dated March 11, 1997, between the Company and
            Schein Pharmaceutical, Inc. (Incorporated by reference to Exhibit
            10.29 to the Company's Annual Report on Form 10-K for the year ended
            December 31,1996).

  11        Computation of Net Loss per Common Share

  27        Financial Data Schedule

  99        Cautionary Statements