Form 10-Q
period 1997-06-30
MGI PHARMA INC
filed 1997-07-30
CIK 702131

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C.  20549

                                   FORM 10-Q


(Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended   JUNE 30, 1997
                                 -------------

                                       OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
     OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___________ to _____________

Commission File Number: 0-10736
                        -------

                                MGI PHARMA, INC.
                                ----------------
             (Exact name of registrant as specified in its charter)

      Minnesota                                  41-1364647
--------------------------------           -----------------------------------
(State or other jurisdiction of             (I.R.S. employer identification
 incorporation or organization)                         number)

 Suite 300E, Opus Center
 9900 Bren Road East
 Minnetonka, Minnesota 55343                          (612) 935-7335
 -------------------------------------       --------------------------------
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
Yes    X   No
     ----     ----


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, $.01 par value                           14,135,964 shares
----------------------------------                 -----------------------------
     (Class)                                      (Outstanding at July 25, 1997)

                                FORM 10-Q INDEX

                                MGI PHARMA, INC.



                                                             Page
                                                            Number
                                                            ------
PART I.  FINANCIAL INFORMATION

  Item 1. Financial Statements (Unaudited)

            Balance Sheets - June 30, 1997
            and December 31, 1996

            Statements of Operations - Three Months and
            Six Months Ended June 30, 1997 and 1996

            Statements of Cash Flows - Six Months
            Ended June 30, 1997 and 1996

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

  Item 6. Exhibits and Reports on Form 8-K



SIGNATURES

                         PART I - FINANCIAL INFORMATION


Item 1. Financial Statements
----------------------------

                                 BALANCE SHEETS

                                MGI PHARMA, INC.

                                  (Unaudited)


                                              June 30,    December 31,
                                                1997          1996
                                             -----------  ------------
ASSETS
------

Current assets:
  Cash and cash equivalents                  $ 6,890,628   $ 8,220,569
  Short-term investments                       7,901,932     9,667,254
  Receivables, less allowances of $76,593
    and $68,254                                  989,491     1,079,970
  Inventories, net                               415,794       594,164
  Prepaid expenses                               211,757        53,436
                                             -----------   -----------

     Total current assets                     16,409,602    19,615,393

Equipment and furniture, at cost
  less accumulated depreciation of
  $851,804 and $775,810                          557,331       227,134

Other assets                                     318,953       320,517
                                             -----------   -----------

Total assets                                 $17,285,886   $20,163,044
                                             ===========   ===========


(Continued)

BALANCE SHEETS
(Unaudited)
Page 2

                                          June 30,     December 31,
                                            1997          1996
                                        ------------   ------------
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Current liabilities:
  Accounts payable                      $    459,192   $    744,052
  Accrued expenses                         1,646,773      3,043,993
  Other current liabilities                    7,807          7,711
                                        ------------   ------------

     Total current liabilities             2,113,772      3,795,756
                                        ------------   ------------

Stockholders' equity:
  Common stock, $.01 par value,
    30,000,000 authorized shares,
    14,127,070 and 14,081,574
    issued shares                            141,271        140,816
  Additional paid-in capital              88,950,091     88,789,495
  Notes receivable from officers            (102,575)      (104,933)
  Accumulated deficit                    (73,816,673)   (72,458,090)
                                        ------------   ------------
     Total stockholders' equity           15,172,114     16,367,288
                                        ------------   ------------

Total liabilities and
  stockholders' equity                  $ 17,285,886   $ 20,163,044
                                        ============   ============

See accompanying notes to financial statements.

                           STATEMENTS OF OPERATIONS

                                MGI PHARMA, INC.

                                  (Unaudited)

                                     Three Months Ended          Six Months Ended
                                          June 30,                    June 30,
                                  -------------------------  --------------------------
                                      1997           1996          1997          1996
                                  ------------  ------------  ------------  ------------
Revenues:
 Sales                               $ 1,997,401   $ 1,565,976   $ 4,187,791   $ 2,894,764
 Licensing                               520,306       472,508       975,235     1,021,268
 Interest and other                      233,912       220,360       467,780       459,400
                                     -----------   -----------   -----------   -----------
                                       2,751,619     2,258,844     5,630,806     4,375,432
                                     -----------   -----------   -----------   -----------

Costs and Expenses:
 Research and development              1,383,592     1,327,644     2,445,189     2,493,348
 Cost of sales                           154,381       161,680       391,433       308,820
 Selling, general and
  administrative                       2,036,426     2,024,385     4,152,767     3,631,636
                                     -----------   -----------   -----------   -----------
                                       3,574,399     3,513,709     6,989,389     6,433,804
                                     -----------   -----------   -----------   -----------
 Net loss                            $  (822,780)  $(1,254,865)  $(1,358,583)  $(2,058,372)
                                     ===========   ===========   ===========   ===========

Loss per common share                     $(0.06)       $(0.10)       $(0.10)       $(0.16)

Weighted average number of
 common shares outstanding            14,099,459    12,796,218    14,094,447    12,790,237

________________
See accompanying notes to financial statements.

                            STATEMENTS OF CASH FLOWS
                                MGI PHARMA, INC.
                                  (Unaudited)

                                                Six Months Ended June 30,
                                               ---------------------------
                                                   1997          1996
                                               ------------  -------------
OPERATING ACTIVITIES:
Net loss                                       $(1,358,583)  $ (2,058,372)
Adjustments for non-cash items:
  Depreciation and asset amortization               75,994         49,498
  Benefit plan contribution                         66,864         51,733
Change in operating assets and liabilities:
  Receivables                                       90,479        162,677
  Inventories                                      178,370         87,203
  Prepaid expenses                                (158,321)       (60,062)
  Accounts payable and accrued expenses         (1,693,012)    (1,092,008)
  Other current liabilities                             96          3,257
                                               -----------   ------------
Net cash used in operating activities           (2,798,113)    (2,856,074)
                                               -----------   ------------

INVESTING ACTIVITIES:
  Purchase of investments                       (8,726,614)   (14,961,125)
  Maturity of investments                       10,491,936     10,217,279
  Purchase of equipment and furniture             (406,191)       (50,765)
  Payments on notes receivable                       2,358        480,924
  Other                                              1,564           (640)
                                               -----------   ------------
Net cash provided by (used in) investing
  activities                                     1,363,053     (4,314,327)
                                               -----------   ------------

FINANCING ACTIVITIES:
  Issuance of shares under stock
    plans                                          105,119         64,909
                                               -----------   ------------
Net cash provided by financing
  activities                                       105,119         64,909
                                               -----------   ------------
Decrease in cash and cash equivalents           (1,329,941)    (7,105,492)

Cash and cash equivalents at
  beginning of period                            8,220,569      9,075,569
                                               -----------   ------------
Cash and cash equivalents at
  end of period                                $ 6,890,628   $  1,970,077
                                               ===========   ============

----------------
See accompanying notes to financial statements.

                         NOTES TO FINANCIAL STATEMENTS

                                MGI PHARMA, INC.

                                  (Unaudited)

(1)  Basis of Presentation
     ---------------------

MGI PHARMA, INC. (MGI or the company) is a pharmaceutical company that acquires, develops and markets innovative and differentiated products for niche markets of unmet medical need. The company is primarily focused on products that treat cancer or improve the quality of life for cancer patients. It intends to expand into the rheumatology market upon approval of Salagen(R) Tablets as a treatment of symptoms associated with Sjogren's Syndrome. The company markets its products to physicians throughout the United States, with sales made to pharmaceutical wholesalers for distribution to the ultimate consumers of company products. Sales of Salagen(R) Tablets account for the vast majority of company sales. The company is commercializing its products outside the United States through various alliances, and has agreements with several pharmaceutical companies to commercialize Salagen(R) Tablets internationally including the major markets of Europe, Japan and Canada. Exclusive rights to MGI 114 for Japan were granted to Dainippon Pharmaceutical Co., Ltd. under a cooperative development and commercialization agreement in 1995. Product development efforts include development of MGI 114 and DHAC, and continued clinical support of Salagen(R) Tablets.

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

(2)  Loss Per Common Share
     ---------------------

Loss per common share is based upon the weighted average number of shares outstanding during each period. Common stock equivalents are not included, as their effect is antidilutive.

(3)  Short-Term Investments
     ----------------------

Because the company has the intent and ability to hold its investments to maturity, they are considered held-to-maturity investments. As such, they are stated at amortized cost, which approximates estimated fair value. Held-to-maturity investments at June 30, 1997, are summarized in the following table:

European certificates of deposit                                                       $1,036,660
Commercial paper                                                                        3,946,634
Corporate notes                                                                         2,918,638
                                                                                       ----------
                                                                                      $ 7,901,932
                                                                                      ===========

 (4)     Inventories
         ----------

Inventories at June 30, 1997, and December 31, 1996, are summarized in the following table:

                                                                                             1997         1996
                                                                                       ----------   ----------
  Raw materials and supplies                                                           $   25,856   $   25,856
  Work in process                                                                          58,714      107,080
  Finished goods                                                                          690,044      847,710
  Valuation allowance                                                                    (358,820)    (386,482)
                                                                                       ----------   ----------
   Total                                                                               $  415,794   $  594,164
                                                                                       ==========   ==========

Inventories are stated at the lower of cost or market. Cost is determined on a first-in, first-out basis.

 (5)     Accrued Expenses
         ----------------

Accrued expenses at June 30, 1997, and December 31, 1996, are summarized in the following table:

                                                                                             1997         1996
                                                                                       ----------   ----------
  Product development commitments                                                      $  541,808   $1,615,397
  Bonuses                                                                                 287,256      493,519
  Product return accrual                                                                  198,490      122,453
  Medicaid accrual                                                                        111,813      105,508
  Retirement commitment                                                                    98,169      243,721
  Other accrued expenses                                                                  409,237      463,395
                                                                                       ----------   ----------
                                                                                       $1 646,773   $3,043,993
                                                                                       ==========   ==========

(6)   Stock Incentive Plans
      ---------------------

Under stock incentive plans, designated persons (including officers, directors and employees) are granted rights to acquire company common stock. These rights include stock options and other equity rights.

At June 30, 1997, 3,456,570 shares of common stock remain reserved for issuance, of which 1,384,104 remain available for grant. Options to purchase 2,072,466 shares of common stock were outstanding, of which 1,211,021 were exercisable. Options outstanding had a weighted average exercise price of $6.59 per share.

Loans to officers were made for the purchase of stock, exercise of options and payment of associated tax obligations. The loans are full recourse, unsecured obligations and are payable on demand. At June 30, 1997, $102,575 of principal remains outstanding, and is presented as "Notes receivable from officers" within stockholders' equity in the accompanying balance sheet.


(7)    Stockholders' Equity
        --------------------

Changes in selected stockholders' equity accounts were as follows:

                                                                            Notes
                                          Common stock       Additional   receivable
                                   -----------------------    paid-in       from
                                      Shares     Par value    capital      officers
                                   ------------ ----------  -----------   ----------
SIX MONTHS ENDED JUNE 30, 1996:
Balance at December 31, 1995         12,781,608    $127,816  $82,872,883  $(432,082)
Employee retirement savings
  plan contribution                       9,178          92       48,749         --
Exercise of stock options                 3,739          37       18,147         --
Employee stock purchase plan             11,859         119       46,606         --
Issuance of shares                       11,692         117       56,882    (56,999)
Note payments                                --          --           --    384,148
                                     ----------    --------  -----------  ---------
Balance at June 30, 1996             12,818,076    $128,181  $83,043,267  $(104,933)
                                     ==========    ========  ===========  =========

SIX MONTHS ENDED JUNE 30, 1997:
Balance at December 31, 1996         14,081,574    $140,816  $88,789,495  $(104,933)
Exercise of stock options                 5,675          57       24,715         --
Employee retirement savings
  plan contribution                      12,859         128       55,803         --
Employee stock purchase plan             26,962         270       80,078         --
Note payments                                --          --           --      2,358
                                     ----------    --------  -----------  ---------
Balance at June 30, 1997             14,127,070    $141,271  $88,950,091  $(102,575)
                                     ==========    ========  ===========  =========

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Overview
--------

MGI PHARMA, INC. (MGI or the company) is a pharmaceutical company that acquires, develops and markets innovative and differentiated products for niche markets of unmet medical need. The company is primarily focused on products that treat cancer or improve the quality of life for cancer patients. It intends to expand into the rheumatology market upon approval of Salagen(R) Tablets as a treatment of symptoms associated with Sjogren's syndrome. The company currently markets its products to physicians throughout the United States, with sales made to pharmaceutical wholesalers for ultimate delivery to patients through drug distribution channels. Sales of Salagen(R) Tablets comprise the vast majority of company sales. The company is commercializing its products outside the United States through various alliances, and has agreements with several pharmaceutical companies to commercialize Salagen(R) Tablets internationally, including the major markets of Europe, Japan and Canada. Exclusive rights to MGI 114 for Japan were granted to Dainippon Pharmaceutical Co., Ltd. under a cooperative development and commercialization agreement in 1995. Pharmaceutical development efforts include development of MGI 114 and DHAC, and continued clinical support of Salagen(R) Tablets.

Results of Operations
---------------------

The company's net loss of $822,780 in the 1997 second quarter compares with a net loss of $1,254,865 in the 1996 second quarter. The 1997 first half net loss of $1,358,583 compares with the 1996 first half net loss of $2,058,372. The smaller 1997 net losses were due to increased sales revenue, partially reduced by increased selling expenses.

Sales revenue increased 28% from $1,565,976 in the 1996 second quarter to $1,997,401 in the 1997 second quarter, and increased 45% from $2,894,764 in the 1996 first half to $4,187,791 in the 1997 first half. The 1997 increases reflect increased sales of Salagen(R) Tablets, partially reduced by continuation of the long-term decline in sales of DIDRONEL(R) I.V. Infusion. Quarter-to-quarter sales revenues decreased 10% in the 1997 second quarter, following an 8% increase in the 1997 first quarter. Sales of Salagen(R) Tablets to wholesalers slowed in the 1997 second quarter while prescriptions for the drug continued to grow. MGI sales revenues will fluctuate from quarter to quarter, due to periodic adjustments in wholesaler buying patterns.

Cost of sales decreased 5% from $161,680 in the 1996 second quarter to $154,381 in the 1997 second quarter, but increased 27% from $308,820 in the 1996 first half to $391,433 in the 1997 first half. The quarterly decrease is due to certain nonrecurring 1996 period costs and continued change in mix of product sales toward the lower cost Salagen(R) Tablets. The 1997 dollar increase was due to increased sales of Salagen(R) Tablets. Management believes that cost of sales as a percent of sales of approximately 10% should continue for its current products.

Licensing revenue increased 10% from $472,508 in the 1996 second quarter to $520,306 in the 1997 second quarter, but decreased 5% from $1,021,268 in the 1996 first half to $975,235 in the 1997 first half. The quarterly increase is primarily due to the scheduled increase in quarterly milestone payments from Dainippon Pharmaceutical Co., Ltd. The 1997 year-to-date decrease is primarily due to the timing of the royalties related to non-core agricultural technology, lessened by the milestone payments from Dainippon. Future licensing revenues will likely fluctuate between years and from one quarter to the next depending on the achievement of milestones by the company's partners, their level of recurring royalty generating activities, and the timing of initiating additional licensing relationships.

Interest and other income increased 6% from $220,360 in the 1996 second quarter to $233,912 in the 1997 second quarter, and increased 2% from $459,400 in the 1996 first half to $467,780 in the 1997 first half. The 1997 increases are due to an increased yield on investments, partially reduced by a decrease in the average amount of funds available for investment in 1997. Until the company achieves positive cash flow, funds available for investments will continue to decline. Interest income would correspondingly decline, assuming yields remain constant.

Research and development expense increased 4% from $1,327,644 in the 1996 second quarter to $1,383,592 in the 1997 second quarter, but decreased 2% from $2,493,348 in the 1996 first half to $2,445,189 in the 1997 first half. The 1997 year-to-date decrease reflects declining spending for Salagen(R) Tablets, in conjunction with submission of a supplemental New Drug Application (sNDA) to the U.S. Food and Drug Administration in February 1997. Research and development spending is expected to remain near the 1996 rate throughout 1997, as development effort for Salagen(R) Tablets diminishes following submission of the sNDA, but increases for MGI 114 and DHAC.

Selling, general and administrative expenses increased 1% from $2,024,385 in the 1996 second quarter to $2,036,426 in the 1997 second quarter, and increased 14% from $3,631,636 in the 1996 first half to $4,152,767 in the 1997 first half.
The year-to-date 1997 increase was due to full staffing of the company's sales force in 1997, compared to 1996, following restructuring during 1996. Selling expense is expected to remain near recent quarterly levels throughout 1997.

Liquidity and Capital Resources
-------------------------------

At June 30, 1997, the company had cash and cash equivalents and investments of $14,792,560 and working capital of $14,295,830 compared to $17,887,823 and
$15,819,637, respectively, at December 31, 1996. During the six month period ended June 30, 1997, the company used cash of $2,798,113 to fund its operating activities.

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

Pending Adoption of Recently Issued Accounting Standard
-------------------------------------------------------

The company will adopt Statement of Financial Accounting Standards No. 128, Earnings per Share, for the year ended December 31, 1997 and subsequent periods. SFAS No. 128 specifies the computation, presentation and disclosure requirements for earnings per share of public companies. Until the company becomes profitable, adoption SFAS No. 128 is not expected to have any impact on its computation of earnings per share.

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

                                MGI PHARMA, INC.

                          PART II - OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

The Company held its Annual Meeting of Shareholders on May 13, 1997 and sufficient favorable votes were cast to approve all management proposals as follows:
  . Election of management's entire slate of seven directors by the following vote tallies:

                                  For      Withhold
                               ----------  --------
     Frederick W. Armstrong    12,157,339   160,157
     Charles E. Austin         12,130,583   186,913
     Charles N. Blitzer        12,160,523   156,973
     David E. Collins          12,165,623   151,873
     Hugh E. Miller            12,164,123   153,373
     Timothy G. Rothwell       12,161,863   155,633
     Lee J. Schroeder          12,163,089   154,407

  . Adoption of the Company's 1997 Stock Incentive Plan by a vote of 5,591,165 for, 1,369,050 against, 138,439 abstaining and 5,260,899 broker non-votes.

  . Ratification of independent auditors by a vote of 12,166,523 for, 150,973 against and 42,057 abstaining.

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

Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

(a)  LISTING OF EXHIBITS:

Exhibit
Number                                              Description
--------                                            -----------

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

  11   Computation of Net Loss per Common Share

  27   Financial Data Schedule

  99   Cautionary Statements


(b)  REPORTS ON FORM 8-K

     There were no reports on Form 8-K filed during the three months ended June 30, 1997.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              MGI PHARMA, INC.

Date:   July 30, 1997         By:  /s/ James V. Adam
      -----------------           -------------------------------
                              James V. Adam, Vice President,
                              Chief Financial Officer
                              (authorized signatory and
                              principal financial officer)

                                MGI PHARMA, INC.

                         Quarterly Report on Form 10-Q
                                    for the
                          Quarter Ended June 30, 1997

                                 EXHIBIT INDEX
                                 -------------

Exhibit
Number                 Description
--------------------------------------------------------------------------------
  3.1     Restated Articles of Incorporation (Incorporated by reference to
          Exhibit 3.1 to the Company's Registration Statement on Form S-2, File
          No. 33-40763).

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