Form 10-Q
period 1997-09-30
MGI PHARMA INC
filed 1997-10-30
CIK 702131

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D. C.  20549



                                   FORM 10-Q



(Mark One)

[x]    Quarterly report pursuant to Section 13 or 15(d) of the Securities
                     Exchange Act of 1934

For the quarterly period ended SEPTEMBER 30, 1997
                               ------------------

                                       OR

[ ]    Transition report pursuant to Section 13 or 15(d) of the Securities
                     Exchange Act of 1934

For the transition period from                to
                               ---------------   ----------------------

Commission File Number:  0-10736
                         -------


                                MGI PHARMA, INC.
                                ----------------
             (Exact name of registrant as specified in its charter)



            Minnesota                                    41-1364647
----------------------------------          ----------------------------------
(State or other jurisdiction of             (I.R.S. employer identification
incorporation or organization)                           number)


Suite 300E, Opus Center
9900 Bren Road East
Minnetonka, Minnesota 55343                            (612) 935-7335
----------------------------------          ----------------------------------
(Address of principal executive              (Registrant's telephone number,
offices and zip code)                         including area code)


Indicate by check mark, whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
Yes        X      No
         -----       -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


   Common Stock, $.01 par value                     14,142,501 shares
----------------------------------          ----------------------------------
            (Class)                          (Outstanding at October 23, 1997)

                               FORM 10-Q INDEX

                              MGI PHARMA, INC.




                                                                 Page
                                                                 Number
                                                                 ------

PART I.   FINANCIAL INFORMATION

  Item 1.  Financial Statements (Unaudited)

              Balance Sheets - September 30, 1997
              and December 31, 1996

              Statements of Operations - Three Months and
              Nine Months Ended September 30, 1997 and 1996

              Statements of Cash Flows - Nine Months
              Ended September 30, 1997 and 1996

              Notes to Financial Statements

  Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations


PART II.  OTHER INFORMATION

  Item 5.  Other Information

  Item 6.  Exhibits and Reports on Form 8-K


SIGNATURES

                       PART I - FINANCIAL INFORMATION




Item 1. Financial Statements
----------------------------


                               BALANCE SHEETS

                              MGI PHARMA, INC.

                                 (Unaudited)




                                              September 30,    December 31,
                                                  1997             1996
                                              -------------    ------------
ASSETS

Current assets:

  Cash and cash equivalents                     $ 4,660,704     $ 8,220,569

  Short-term investments                          9,046,467       9,667,254

  Receivables, less allowances of $84,497
    and $68,254                                   1,585,524       1,079,970

  Inventories, net                                  732,611         594,164

  Prepaid expenses                                  205,959          53,436
                                              -------------    ------------
     Total current assets                        16,231,265      19,615,393

Equipment and furniture, at cost
  less accumulated depreciation of
  $903,652 and $775,810                             509,784         227,134

Other assets                                        398,873         320,517
                                              -------------    ------------
Total assets                                    $17,139,922     $20,163,044
                                              =============    ============

(Continued)

BALANCE SHEETS
(Unaudited)
Page 2

                                              September 30,    December 31,
                                                  1997             1996
                                              -------------    ------------

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

  Accounts payable                              $   369,208     $   744,052

  Accrued expenses                                1,658,489       3,043,993

  Other current liabilities                          45,446           7,711
                                              -------------    ------------
     Total current liabilities                    2,073,143       3,795,756
                                              -------------    ------------
Stockholders' equity:

  Common stock, $.01 par value,
    30,000,000 authorized shares,
    14,135,964 and 14,081,574
    issued shares                                   141,360         140,816

  Additional paid-in capital                     88,981,509      88,789,495

  Notes receivable from officers                   (102,575)       (104,933)

  Accumulated deficit                           (73,953,515)    (72,458,090)
                                              -------------    ------------
     Total stockholders' equity                  15,066,779      16,367,288
                                              -------------    ------------
Total liabilities and
  stockholders' equity                          $17,139,922     $20,163,044
                                              =============    ============


_____________________________________

See accompanying notes to financial statements.

                            STATEMENTS OF OPERATIONS

                                MGI PHARMA, INC.

                                  (Unaudited)


                            Three Months Ended      Nine Months Ended
                               September 30,           September 30,
                       ------------------------ -------------------------
                          1997         1996         1997         1996
                       -----------  ----------- ------------  -----------
Revenues:
 Sales                  $2,576,662  $ 1,535,916  $ 6,764,453  $ 4,430,680
 Licensing                 786,382      469,509    1,761,617    1,490,777
 Interest and
   other                   206,240      223,779      674,020      683,179
                        ----------  -----------  -----------   ----------
                         3,569,284    2,229,204    9,200,090    6,604,636
                        ----------  -----------  -----------   ----------

Costs and Expenses:
 Research and
  development            1,184,103    2,282,037    3,629,292    4,775,385
   Cost of sales           205,439      168,455      596,872      477,275
   Selling,
    general and
     administrative      2,316,584    1,761,364    6,469,351    5,393,000
                        ----------  -----------  -----------   ----------

                         3,706,126    4,211,856   10,695,515   10,645,660
                        ----------  -----------  -----------   ----------

Net loss               $  (136,842) $(1,982,652) $(1,495,425) $(4,041,024)
                       ===========  ===========  ===========  ===========

Loss per common
  share                $     (0.01) $     (0.15) $     (0.11) $     (0.31)

Weighted average
  number of common
  shares outstanding    14,135,191   13,096,384   14,108,178   12,893,031



See accompanying notes to financial statements.

                            STATEMENTS OF CASH FLOWS

                                MGI PHARMA, INC.

                                  (Unaudited)



                                               Nine Months Ended September 30,
                                              --------------------------------
                                                    1997           1996
                                                ------------   ------------
OPERATING ACTIVITIES:
Net loss                                        $ (1,495,425)  $ (4,041,024)
Adjustments for non-cash items:
  Depreciation and amortization                      127,842         72,300
  Benefit plan contribution                           95,787         72,137
Changes in operating assets and liabilities:
  Receivables                                       (505,554)        81,924
  Inventories                                       (138,447)       247,773
  Prepaid expenses                                  (152,523)       (42,981)
  Accounts payable and accrued expenses           (1,768,696)    (1,193,308)
  Other current liabilities                           37,735         39,569
                                                ------------   ------------
Net cash used in operating activities             (3,799,281)    (4,763,610)
                                                ------------   ------------

INVESTING ACTIVITIES:
  Purchase of investments                        (11,771,378)   (21,388,022)
  Maturity of investments                         12,392,165     15,574,823
  Purchase of equipment and furniture               (410,492)       (50,765)
  Payments on notes receivable                         2,358        480,924
  Other                                              (78,356)      (115,932)
                                                ------------   ------------
Net cash provided by (used in) investing
  activities                                         134,297     (5,498,972)
                                                ------------   ------------

FINANCING ACTIVITIES:
  Proceeds from issuance of shares                        --      5,497,611
  Issuance of shares under stock
    plans                                            105,119         77,183
                                                ------------   ------------
Net cash provided by financing
  activities                                         105,119      5,574,794
                                                ------------   ------------
Decrease in cash and cash equivalents             (3,559,865)    (4,687,788)

Cash and cash equivalents at
  beginning of period                              8,220,569      9,075,569
                                                ------------   ------------

Cash and cash equivalents at
  end of period                                 $  4,660,704   $  4,387,781
                                                ============   ============


-----------------------------------------
See accompanying notes to financial statements.

                         NOTES TO FINANCIAL STATEMENTS

                                MGI PHARMA, INC.

                                  (Unaudited)


(1)  Basis of Presentation
     ---------------------

MGI PHARMA, INC. (MGI or the company) is a pharmaceutical company that acquires, develops and markets innovative and differentiated products for niche markets of unmet medical need. The company is primarily focused on products that treat cancer or improve the quality of life for cancer patients. It intends to expand into the rheumatology market upon approval of Salagen(R) Tablets as a treatment of symptoms associated with Sjogren's syndrome. The company markets its products to physicians throughout the United States, with sales made to pharmaceutical wholesalers for distribution to the ultimate consumers of company products. Sales of Salagen(R) account for the vast majority of company sales. The company is commercializing its products outside the United States through various alliances, and has agreements with several pharmaceutical companies to commercialize Salagen( internationally including the major markets of Europe, Japan and Canada. Exclusive rights to MGI 114 for Japan were granted to Dainippon Pharmaceutical Co., Ltd. under a cooperative development and commercialization agreement in 1995. Product development efforts include development of MGI 114 and continued clinical support of Salagen(R) Tablets.

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


(3)  Short-Term Investments
     ----------------------

Because the company has the intent and ability to hold its investments to maturity, they are considered held-to-maturity investments. As such, they are stated at amortized cost, which approximates estimated fair value. Held-to-maturity investments at September 30, 1997, are summarized in the following table:

      European certificates of deposit       $2,096,358
      Commercial paper                        5,058,992
      Corporate notes                         1,891,117
                                             ----------
                                             $9,046,467
                                             ==========

(4)  Inventories
     -----------

Inventories at September 30, 1997, and December 31, 1996, are summarized in the following table:


                                                1997          1996
                                             ----------    ----------
Raw materials and supplies                   $  472,254    $   25,856
Work in process                                  18,624       107,080
Finished goods                                  594,282       847,710
Valuation allowance                            (352,549)     (386,482)
                                              ----------   ----------
      Total                                  $  732,611    $  594,164
                                             ==========    ==========

Inventories are stated at the lower of cost or market. Cost is determined on a first-in, first-out basis.

(5)  Accrued Expenses
     ----------------

Accrued expenses at September 30, 1997, and December 31, 1996, are summarized in the following table:

                                           1997          1996
                                        ----------    ----------
Product development commitments         $  278,094    $1,615,397
Bonuses                                    421,838       493,519
Product return accrual                     165,625       122,453
Retirement plan contribution               127,915       110,374
Medicaid accrual                           106,994       105,508
Retirement commitment                        --          243,721
Other accrued expenses                     558,023       353,021
                                        ----------    ----------
                                        $1,658,489    $3,043,993
                                        ==========    ==========

(6)  Stock Incentive Plans
     ---------------------

Under stock incentive plans, designated persons (including officers, directors and employees) are granted rights to acquire company common stock. These rights include stock options and other equity rights.

At September 30, 1997, 3,464,470 shares of common stock remain reserved for issuance, of which 1,369,248 remain available for grant. Options to purchase 2,095,222 shares of common stock were outstanding, of which 1,123,359 were exercisable. Options outstanding had a weighted average exercise price of $6.39 per share.

Loans to officers were made for the purchase of stock, exercise of options and payment of associated tax obligations. The loans are full recourse, unsecured obligations and are payable on demand. At September 30, 1997, $102,575 of principal remains outstanding, and is presented as "Notes receivable from officers" within stockholders' equity in the accompanying balance sheet.

(7)   Stockholders' Equity
      --------------------

Changes in selected stockholders' equity accounts were as follows:

                                                                                Notes
                                                                Additional   receivable
                                             Common stock         paid-in       from
                                         ---------------------
                                           Shares    Par value    capital     officers
                                         ----------  ---------  -----------  -----------
NINE MONTHS ENDED SEPTEMBER 30, 1996:
Balance at December 31, 1995             12,781,608   $127,816  $82,872,883   $(432,082)
Employee retirement savings
  plan contribution                          12,489        125       70,104          --
Exercise of stock options                     6,323         63       30,395          --
Employee stock purchase plan                 11,859        119       46,606          --
Issuance of shares                        1,200,000     12,000    5,485,611          --
Other issuances                              11,692        117       56,882     (56,999)
Note payments                                    --         --           --     384,148
                                         ----------   --------  -----------   ---------

Balance at September 30, 1996            14,023,971   $140,240  $88,562,481   $(104,933)
                                         ==========   ========  ===========   =========

NINE MONTHS ENDED SEPTEMBER 30, 1997:
Balance at December 31, 1996             14,081,574   $140,816  $88,789,495   $(104,933)
Exercise of stock options                     5,675         57       24,715          --
Employee retirement savings
  plan contribution                          21,753        217       87,221          --
Employee stock purchase plan                 26,962        270       80,078          --
Note payments                                    --         --           --       2,358
                                         ----------   --------  -----------   ---------

Balance at September 30, 1997            14,135,964   $141,360  $88,981,509   $(102,575)
                                         ==========   ========  ===========   =========

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview
--------

MGI PHARMA, INC. (MGI or the company) is a pharmaceutical company that acquires, develops and markets innovative and differentiated products for niche markets of unmet medical need. The company is primarily focused on products that treat cancer or improve the quality of life for cancer patients. It intends to expand into the rheumatology market upon approval of Salagen(R) Tablets for treatment of symptoms associated with Sjogren's syndrome. The company currently markets its products to physicians throughout the United States, with sales made to pharmaceutical wholesalers for ultimate delivery to patients through drug distribution channels. Sales of Salagen(R) comprise the vast majority of company sales. The company is commercializing its products outside the United States through various alliances, and has agreements with several pharmaceutical companies to commercialize Salagen(R) internationally, including the major markets of Europe, Japan and Canada. Exclusive rights to MGI 114 for Japan were granted to Dainippon Pharmaceutical Co., Ltd. under a cooperative development and commercialization agreement in 1995. Pharmaceutical development efforts include development of MGI 114 and continued clinical support of Salagen(R) Tablets.

Results of Operations
---------------------

The company's net loss of $136,842 in the 1997 third quarter compares with a net loss of $1,982,652 in the 1996 third quarter. For the nine month period ended September 30, 1997, the net loss decreased to $1,495,425 from $4,041,024 in the corresponding 1996 period. The smaller 1997 net losses were due to increased sales revenue and decreased research and development expenses, partially reduced by increased selling expenses.

Sales revenue increased 68% from $1,535,916 in the 1996 third quarter to $2,576,662 in the 1997 third quarter, and increased 53% from $4,430,680 in the nine month period ended September 30, 1996, to $6,764,453 in the corresponding 1997 period. The 1997 increases reflect increased sales of Salagen(R) Tablets, as well as increased sales of DIDRONEL(R) I.V. Infusion. Quarter-to-quarter sales revenues increased 29% in the 1997 third quarter, following a 9% decrease in the 1997 second quarter. The recent trend in retail demand, as estimated using shipment activity from wholesalers to pharmacies, has continued to grow. MGI sales revenues will fluctuate from quarter to quarter, due to periodic adjustments in wholesaler buying patterns.

Cost of sales increased 22% from $168,455 in the 1996 third quarter to $205,439 in the 1997 third quarter, and increased 25% from $477,275 in the nine month period ended September 30, 1996 to $596,872 in the corresponding 1997 period. The 1997 increases are due to increases in unit sales. Management believes that cost of sales as a percent of sales of approximately 10% should continue for its current products.

Licensing revenue increased 67% from $469,509 in the 1996 third quarter to $786,382 in the 1997 third quarter, and increased 18% from $1,490,777 in the nine month period ended September 30, 1997 to $1,761,617 in the corresponding 1997 period. The increases are primarily due to increased royalties related to non-core agricultural technology, and the scheduled increase in quarterly milestone payments from Dainippon Pharmaceutical Co., Ltd. Future licensing revenues will likely fluctuate between years and from one quarter to the next depending on the achievement of milestones by the company's partners, their level of recurring royalty generating activities, and the timing of initiating additional licensing relationships.

Interest and other income decreased 8% from $223,779 in the 1996 third quarter to $206,240 in the 1997 third quarter, and decreased 1% from $683,179 in the nine month period ended September 30, 1996, to $674,020 in the corresponding 1997 period. The 1997 decreases are due to a decrease in the average amount of funds available for investment in 1997, partially reduced by an increased investment yield in 1997. Until the company achieves positive cash flow, funds available for investments will continue to decline. Interest income would correspondingly decline, if yields were to remain constant.

Research and development expense decreased 48% from $2,282,037 in the 1996 third quarter to $1,184,103 in the 1997 third quarter, and decreased 24% from $4,775,385 in the nine month period ended September 30, 1996, to $3,629,292 in the corresponding 1997 period. The 1997 decreases reflect declining spending for Salagen(R), in conjunction with submission of a supplemental New Drug Application (sNDA) to the U.S. Food and Drug Administration in February 1997. Research and development spending is expected to increase markedly when Phase II studies of MGI 114 commence, which are currently planned for 1998.

Selling, general and administrative expenses increased 32% from $1,761,364 in the 1996 third quarter to $2,316,584 in the 1997 third quarter, and increased 20% from $5,393,000 in the nine month period ended September 30, 1996, to $6,469,351 in the corresponding 1997 period. The 1997 increases are due to full staffing of the company's sales force in 1997, compared to 1996 when restructuring of the sales force was underway, and promotion costs associated with the launch of INFeD(R), in the third quarter of 1997. MGI began promoting INFeD(R) for use in cancer therapy in July 1997, under a promotion agreement with Schein Pharmaceutical, Inc. Schein continues to own the product and promote it for other uses. Selling expenses are expected to increase in 1998, especially in conjunction with the anticipated launch of Salagen(R) for Sjogren's syndrome patients.

Liquidity and Capital Resources
-------------------------------

At September 30, 1997, the company had cash and cash equivalents and investments of $13,707,171 and working capital of $14,158,122 compared to $17,887,823 and $15,819,637, respectively, at December_31, 1996. During the nine month period ended September 30, 1997, the company used cash of $3,799,281 to fund its operating activities.

Cash in excess of current operating needs is invested in marketable securities in accordance with the company's investment policy. This policy emphasizes principal preservation, so it requires strong issuer credit ratings and limits the amount of credit exposure from any one issuer or industry.

Substantial amounts of capital are required for pharmaceutical development and commercialization efforts. For continued development and commercialization of its products, the company plans to utilize cash provided from growth in sales of Salagen(R), collaborative arrangements and existing liquid assets. If these sources of capital are insufficient, the company will seek other sources of funding, including additional equity issuances, or it will manage the pace of developing its product candidates.

Pending Adoption of Recently Issued Accounting Standard
-------------------------------------------------------

The company will adopt Statement of Financial Accounting Standards No. 128, Earnings per Share, for the year ended December 31, 1997 and subsequent periods. SFAS No. 128 prescribes computation, presentation and disclosure requirements of earnings per share data for public companies. Until the company becomes profitable, adoption of SFAS No. 128 is not expected to impact its computation of earnings per share.

Cautionary Statement
--------------------

This Form 10-Q contains forward-looking statements within the meaning of federal securities laws. These statements include statements regarding intent, belief, or current expectations of the company and its management. These forward-looking statements are not guarantees of future performance and involve a number of risks and uncertainties that may cause the company's actual results to differ materially from the results discussed in these statements. Factors that might cause such differences include, but are not limited to, dependence on sales of Salagen(R) Tablets, dependence on license acquisition strategy, uncertainty of strategic alliances, and other risks and uncertainties detailed from time to time in the company's filings with the Securities and Exchange Commission, including Exhibit 99 to this Form_10-Q.

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

Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

(a)    LISTING OF EXHIBITS:

Exhibit
Number                            Description
-------  -------------------------------------------------------------
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

(b)  REPORTS ON FORM 8-K

     There were no reports on Form 8-K filed during the three months ended September 30, 1997.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              MGI PHARMA, INC.


Date:    October 30, 1997     By: /s/ James V. Adam
        -----------------        ------------------------------
                                 James V. Adam, Vice President,
                                 Chief Financial Officer
                                 (authorized signatory and
                                 principal financial officer)

                                MGI PHARMA, INC.



                         Quarterly Report on Form 10-Q
                                    for the
                        Quarter Ended September 30, 1997



                                 EXHIBIT INDEX
                                 -------------



 Exhibit
  Number                             Description
---------    -----------------------------------------------------------

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