Form 10-K405
period 1997-12-31
MGI PHARMA INC
filed 1998-03-31
CIK 702131

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997          COMMISSION FILE NO. 0-10736

                                MGI PHARMA, INC.
             (Exact name of Registrant as specified in its charter)

                   MINNESOTA                              41-1364647
      -----------------------------------          ------------------------
       (State or other jurisdiction of                (I.R.S. Employer
       incorporation or organization)                Identification No.)

     Suite 300E, Opus Center
       9900 Bren Road East
       Minnetonka, Minnesota                              55343
------------------------------------------     -----------------------------
(Address of principal executive offices)               (Zip Code)

Registrant's telephone number, including area code:  612/935-7335

Securities registered pursuant to Section 12(b) of the Act:  None
Securities registered pursuant to Section 12(g) of the Act:  Common Stock, $.01 par value,

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of voting stock held by non-affiliates of the Registrant as of March 16, 1998 was approximately $65,178,553 (based on the closing price of such stock as reported by The Nasdaq Stock Market on such date).

     The number of shares outstanding of each of the Registrant's classes of common stock, as of March 16, 1998, was: Common Stock, $.01 par value; 14,215,380 shares.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Pursuant to General Instruction G the responses to Items 10, 11, 12 and 13 of Part III of this report are incorporated herein by reference to certain information contained in the Registrant's definitive Proxy Statement for its 1998 Annual Meeting of Shareholders to be held on May 12, 1998.

                                     PART I

ITEM 1. BUSINESS

GENERAL

     MGI PHARMA, INC. ("MGI" or "the Company") is a human pharmaceutical company that acquires, develops and markets differentiated, specialty pharmaceutical and medical products for therapeutic markets of unmet need.

     During 1997, its primary business activities were (i) marketing pharmaceutical products in the United States, (ii) developing potential new pharmaceutical products, and (iii) identifying potential product acquisition candidates for both development and marketing opportunities. Commercial efforts focused on marketing Salagen(R) Tablets (philocarpine hydrochloride), sales of which increased 44 percent over the previous year. The Company also marketed Didronel(R) I.V. Infusion (etidronate disodium), which continued to lose market share during 1997. Clinical development efforts included submitting a supplemental new drug application ("sNDA") for a second indication of Salagen(R) Tablets as a treatment for dry mouth symptoms associated with Sjogren's Syndrome; conducting Phase IV post-marketing studies for the initial, approved indication of Salagen(R) Tablets; advancing the initial Phase I clinical study with MGI 114, one of a new category of anti-cancer agents that have the potential to treat solid tumors, and initiating a second Phase I study with the drug as well as conducting several preclinical animal studies. The Company also continued to work on manufacturing and related processes for its marketed and development-stage products. Business development efforts resulted in a promotional arrangement with Schein Pharmaceutical, Inc. for INFeD(R) (iron dextran injection). During the year, MGI discontinued the development of Dihydro-5-Azacytidine ("DHAC") and returned all rights to the product to the licensor.

     MGI currently markets its products through its own commercial organization in the United States. The Company sells to pharmaceutical wholesalers in the United States who distribute MGI's drugs to retail and hospital pharmacies. To commercialize its products in foreign markets, MGI uses international partnerships. MGI has agreements with three international pharmaceutical companies to develop and market Salagen(R) Tablets for the European, Japanese and Canadian markets, respectively, as well as distribution agreements with three additional companies for the smaller markets of Taiwan, Israel and Korea. MGI also has a marketing alliance for Didronel(R) I.V. Infusion in Canada, and a development and marketing agreement for MGI 114 in Japan.

     The Company was incorporated in Minnesota in November 1979. Its principal executive offices are located at 9900 Bren Road East, Suite 300E,

Minnetonka, Minnesota 55343, and its phone number is (612) 935-7335.

BUSINESS STRATEGY

     The Company acquires, develops and markets differentiated, specialty pharmaceutical and medical products for therapeutic markets of unmet need. To date, MGI has focused on the oncology (cancer) and rheumatology markets, but it intends to expand into other medical niches.

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

     The Company believes that its ability to accomplish its long-term business plan depends upon its success in acquiring new products to market and develop. The Company is actively searching for new products to acquire, preferably already marketable pharmaceutical products. This strategy uses one of MGI's key assets -- its sales force -- and reduces MGI's risk of product failure since under such a strategy the Company would only acquire products that are well past the initial discovery stage. Such products generally have already passed preliminary toxicity testing and have demonstrated some efficacy in humans. MGI also focuses its efforts on small molecule products because they are generally easier and less costly to make. MGI believes that acquiring products that meet such requirements may allow it to reduce product development time frames, reduce the research rejection rate due to safety and toxicity concerns, and achieve a higher probability of product effectiveness. MGI believes there are a number of pharmaceutical and medical products that meet these requirements available for licensing from other pharmaceutical companies.

     By using contract manufacturers to make its products, MGI also controls its investment in capital. MGI believes there are a sufficient number of high quality contract manufacturers available to fulfill its near-term production needs for both clinical and commercial use. MGI intends to continue to utilize contract manufacturing until it is necessary and economical to add internal capacity.

PRINCIPAL PRODUCTS

        SALAGEN(R) TABLETS

     Salagen(R) Tablets (pilocarpine hydrochloride) have been marketed in the United States by MGI since 1994 as a treatment for radiation-induced xerostomia (chronic dry mouth) in head and neck cancer patients. To further expand potential revenues from Salagen(R) Tablets, MGI studied the drug's ability to treat dry mouth associated with Sjogren's Syndrome, an autoimmune disease that gradually destroys the moisture producing glands in the body. In February 1997, MGI submitted a supplemental New Drug Application to the FDA for this second indication and in February 1998, the FDA approved Salagen(R) Tablets as a treatment for dry mouth symptoms associated with Sjogren's Syndrome.

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

     Following the marketing launch of Salagen(R) Tablets in the head and neck cancer market in 1994, the FDA required MGI to conduct several Phase IV studies which the Company has either completed or is pursuing. These studies include (i) a two-year carcinogenicity bioassay in rats; (ii) long-term clinical trials in Sjogren's Syndrome patients to further clarify the relationship of baseline salivary flow to the effect of Salagen(R) Tablet therapy as well as provide additional safety data for 5 mg and 10 mg doses; and (iii) determination of the metabolic clearance rate of Salagen(R) Tablets in a subset of patients with renal and hepatic insufficiency.

     Sjogren's Syndrome Market

     Sjogren's Syndrome is a chronic autoimmune disorder in which the body's own immune system attacks the moisture-producing glands, particularly the salivary glands, causing them to lose their ability to produce adequate moisture.

     Symptoms of Sjogren's Syndrome vary in degree and type, but the common component is chronic dryness. Patients can exhibit dry mouth, swollen glands, dry eyes, vaginal dryness and fatigue. The syndrome can be manifested alone (primary Sjogren's) or in combination with other autoimmune disorders (secondary Sjogren's).

     Current therapies, including Salagen(R)Tablets, address symptoms of the condition rather than its exact underlying cause, which is unknown. The decision to initiate treatment as well as the intensity of therapy is directly related to the severity of the patient's symptoms and level of patient complaints, resulting in a potential prescription market for Salagen(R)Tablets of an estimated 50,000 individuals.

     DIDRONEL(R) I.V. INFUSION

     Didronel(R) I.V. Infusion (etidronate disodium) is used to treat hypercalcemia (elevation of blood calcium) of malignancy, which is the most common life-threatening metabolic disorder associated with cancer. Hypercalcemia causes mental confusion, nausea and vomiting, loss of kidney function, and, if left untreated, death. The condition affects up to 20% of all cancer patients sometime during the course of their disease, but appears to be most prevalent with tumors that have metastasized to bone (usually lung and breast tumors).

     MGI purchased Didronel(R) I.V. Infusion from Procter & Gamble Pharmaceutical, Inc. in January 1990 for the purpose of setting up MGI's sales and marketing organization in advance of introducing a major product to the market. Although sales of Didronel(R) I.V. Infusion have declined over the last several years following the introduction of competing products, sales of this product enabled MGI to establish its sales and marketing organization, develop relationships with key oncologists across the United States, and build a presence in the medical community.

     INFED(R) IRON DEXTRAN INJECTION

     In March 1997, MGI entered into a promotion agreement with Schein Pharmaceutical, Inc. whereby MGI would market INFeD(R)(iron dextran injection, USP 50 mg/ml) to the cancer market as a treatment for documented iron deficiency anemia in patients for whom oral administration of iron is unsatisfactory or impossible. Schein has been promoting INFeD(R)for iron deficiency anemia in the renal dialysis market since 1994. MGI began actively marketing INFeD(R)in July 1997. In October 1997, MGI initiated clinical trials in cancer patients with anemia to produce additional supportive data for the product's use in the oncology marketplace.

     Schein and the Company believe that approximately one third of all cancer patients suffer from anemia, with an estimated two thirds of these anemic patients suffering from iron deficiency. Given that there are about 1.5 million cases of cancer in the United States each year, the Company believes the number of cancer patients suffering from iron deficiency to be about 300,000.

     ACYLFULVENES

     In September 1993, MGI acquired the rights to the acylfulvenes, a new category of anti-cancer agents that have the potential to treat solid tumors, including those that do not respond to or have become resistant to other therapies. While still in the early stages of development, these compounds have a novel mechanism of action that appears to inhibit the growth of tumor cells without being excessively toxic to healthy cells. Laboratory and animal studies with these agents have demonstrated their ability to kill many types of human tumors growing in animals more effectively than currently marketed anti-cancer agents.

     During 1994, MGI made progress in the preclinical development of one particular acylfulvene analog, MGI 114. Preclinical efficacy studies with this analog showed impressive results against human tumors transplanted to mice, especially non-small cell lung, breast, squamous cell carcinoma and colon tumors. Dainippon Pharmaceutical Co., Ltd., MGI's Japanese partner for acylfulvene development, replicated MGI's results in these tumor lines as well as in others. Preclinical toxicity testing of MGI 114 began in late 1994 and is ongoing.

     An Investigational New Drug application was submitted to the FDA in September 1995 and human Phase I clinical safety testing was initiated in December 1995 and advanced throughout 1996 and 1997. MGI expects the first Phase I study to continue in 1998 until such time that a maximum tolerated dose is reached and a recommended dose for Phase II testing is established. The Company also initiated a second Phase I trial with this drug during 1997 to broaden the number of patients exposed to the drug and evaluate the effectiveness of a different dosing schedule. The combined data from these Phase I trials will be used to determine appropriate tumor targets and doses for entering Phase II studies. In October 1996, the Company entered into a clinical trials agreement with the National Cancer Institute ("NCI") under which NCI will sponsor and oversee (at its own expense) clinical research using MGI 114 in its network of designated cancer centers.

RESEARCH AND DEVELOPMENT

     MGI maintains active development programs for new drug candidates for possible future marketing opportunities. In doing so, MGI has incurred significant research and development costs and anticipates more of the same in the coming years. The Company's research and development expenses decreased 37 percent in

1997 from 1996 after the submission of the sNDA for Salagen(R) Tablets in February 1997. The 1997 costs were primarily related to the continuing Phase I program for MGI 114. In 1998, MGI anticipates that research and development spending will increase as the Company advances MGI 114 into the next Phase of human clinical development. Supporting such research and development costs will be increases in sales of Salagen(R) Tablets for Sjogren's Syndrome and funds received from Dainippon Pharmaceutical, the Company's Japanese partner for the acylfulvenes. Future research and development funds may be secured from internally generated funds, debt or equity financings, joint ventures, strategic alliances, co-promotion arrangements or other sources of capital. A merger or acquisition may also be considered in order to expand the research and development pipeline and allow for a greater mix of products to be introduced in the market by the MGI sales force.

MANUFACTURING

     MGI does not have and does not intend to develop facilities to manufacture any of its drugs in the near future. The Company's marketed and development stage pharmaceuticals are manufactured under various agreements with third party manufacturers. MGI's manufacturing and quality assurance personnel do, however, authorize, monitor, and approve virtually all aspects of the manufacturing process. In-process and finished product inventories are analyzed through independent testing laboratories and the results reviewed and approved by MGI prior to release for distribution.

     MGI generally carries at least one year of inventory of each of its marketable products as safety stock. The Company tries to secure dual suppliers for each product category whenever possible. The Company also has a policy to fill orders by wholesalers on demand, and does not intend to carry a backlog of orders at any time.

     SALAGEN(R) TABLETS

     MGI obtains pilocarpine hydrochloride, the active drug substance for the manufacture of Salagen(R) Tablets, under a supply agreement with EM Industries, Incorporated of Hawthorne, New York. The refined raw material is an extract from plants grown and processed exclusively on carefully managed plantations in South America. The Company believes that the supply of pilocarpine hydrochloride is adequate for the foreseeable future. Salagen(R) Tablets are currently manufactured at Boehringer Ingelheim Pharmaceutical, Inc. ("Boehringer") in Danbury, Connecticut and at Global Pharm Inc. in Toronto, Ontario, Canada pursuant to manufacturing contracts between MGI and each of those companies. Boehringer has notified MGI that it will be discontinuing commercial manufacturing at its Danbury, Connecticut facility and will discontinue providing contract manufacturing services to third parties such as MGI, although Boehringer will continue to provide contract manufacturing services to MGI through the expiration of the Company's supply agreement in March 1998. In addition, MGI has entered into a letter of agreement with Boehringer for continuation of production of Salagen(R) Tablets through the end of 1998. The Company has identified several alternative contract manufacturers for Salagen(R) Tablets to replace Boehringer, but has not yet initiated any qualification work.

     DIDRONEL(R) I.V. INFUSION

     Pharmaceutical grade etidronate disodium for the manufacture of Didronel(R) I.V. Infusion is obtained from Procter & Gamble Pharmaceuticals, Inc. in Norwich, New York, under a supply agreement. The agreement provides for automatic renewal for one-year terms unless either party gives written notice of termination at least 180 days prior to the end of each calendar year. Didronel(R) I.V. Infusion is currently manufactured at Taylor Pharmaceuticals, a wholly owned subsidiary of Akorn, Inc. in Decatur, Illinois. Ben Venue Laboratories, Inc. of Bedford, Ohio is an approved alternate contract manufacturer of Didronel(R) I.V. Infusion.

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

PATENTS AND PROTECTION OF PROPRIETARY TECHNOLOGY

     MGI intends to use patents and orphan drug designation to protect its licensed technology. The term of a U.S. patent issued from an application filed before June 8, 1995 is the longer of seventeen years from its issue date or twenty years from its effective filing date. The term of a U.S. patent issuing from an application filed after June 8, 1995 is twenty years from its effective filing date. All of the allowed applications were filed prior to, or issued from applications filed before June 8, 1995. The Drug Price and Competition and Patent Term Restoration Act of 1984 (Public Law 98-417) and the Generic Animal Drug and Patent Term Restoration Act (Public Law 100-670) generally provide that a patent relating to, among other items, a human drug product, may be extended for a period of up to five years by the United States Commissioner of Patents and Trademarks if the patented item was subject to regulatory review by the FDA before the item was marketed. Under these acts, a product's regulatory review period (which consists generally of the period from the time when the exemption to permit clinical investigations becomes effective until the FDA grants marketing approval for the product) forms the basis for determining the length of the extension an applicant may receive. There can be no assurance that any issued patents will provide competitive advantages for particular products or will not be challenged or circumvented by competitors, or that any patent applications will be approved.

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

     Current patent and orphan drug status with respect to certain of MGI's products are as follows:

- Upon FDA approval of Salagen(R) Tablets for marketing on March 22, 1994, MGI was granted orphan drug exclusivity for the head and neck cancer market by the Office of Orphan Products Development of the FDA, thereby affording seven years of exclusivity for Salagen(R) Tablets for that indication. Upon FDA approval of Salagen(R) Tablets for treatment of the symptoms of dry mouth resulting from Sjogren's Syndrome on February 11, 1998, MGI was granted orphan drug exclusivity for the new indication by the Office of Orphan Products Development of the FDA, thereby affording seven years of exclusivity for Salagen(R) Tablets for that indication.

- In April 1996, the U.S. Patent and Trademark Office notified the Company that it would grant two patents covering MGI 114 and additional acylfulvene analogs. In June and October 1996, these patents were issued to the University of California, from which the Company holds an exclusive license, covering MGI 114 and certain other acylfulvene analogs. These patents complement two previously issued (both on August 8, 1995) U.S. patents covering a method of using MGI 114 and other acylfulvene analogs to inhibit certain tumor cell growth. The Company also has licensed, pending or granted foreign patents on MGI 114 and its analogs in over 30 countries worldwide. Patent applications covering an even broader base of acylfulvene analogs are pending in the United States and foreign jurisdictions.

     The Company has obtained trademark registration on the "Salagen" trademark in the United States and certain foreign jurisdictions, and is seeking broad trademark protection for "Salagen" worldwide. In addition, the Company uses the federally registered "Didronel" trademark under a license agreement with Procter & Gamble Pharmaceutical, Inc.

COMPETITION

     The pharmaceutical industry is intensely competitive, based mostly on product performance and pricing. Many members of the industry have resources far greater than MGI, providing them with potentially greater flexibility in developing and marketing their products. Additionally, the biotechnology industry may intensify competition as new developments are brought to market. While the Company will seek to protect its products from direct competition through filing patents, seeking marketing exclusivity under the Orphan Drug Act, and maintaining technical information as trade secrets, there is no way to insulate the Company from competition from products with different chemical composition or products made using different technology. There can be no assurance that the Company will be successful in its plan to gain product specific protection for each of its pharmaceuticals or that developments by others will not render the Company's products noncompetitive or obsolete. The pharmaceutical industry is also characterized by a large number of companies, none of which have a major market share. Consolidation within the industry has already become a means by which companies are expanding market share and additional consolidation within the industry is expected.

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

GOVERNMENT REGULATION

     In order to manufacture and market most health care products for human use, approval of the FDA and comparable agencies in foreign countries must first be obtained. The FDA has established mandatory procedures to regulate the manufacturing and testing process to assure safety, potency and efficacy of the final product. The procedure for seeking and obtaining FDA approval of a new product involves many steps, including animal testing and clinical testing on humans to determine safety, efficacy and potential toxicity. Even after initial FDA approval has been obtained, further studies may be required to provide additional data on safety and/or efficiency in order to obtain approval for uses other than those for which the product was initially tested. The process of seeking and obtaining FDA approval of a new product can take several years and often involves the expenditure of substantial resources without any assurance that approval for marketing will be granted. Moreover, such approval may entail limitations on the indicated uses for which a drug may be marketed. Even if FDA approval is obtained, there can be no assurance of commercial success for any product. Post-marketing testing and surveillance programs may also be required. In addition, before, during and after the process of approval, the Company's prescription drug products must all be manufactured in accordance with Good Manufacturing Practices as set forth by the

FDA. As the Company has expanded the reach of its products world-wide through alliances such as those described earlier, the Company's products have become subject to similar regulatory requirements of regulatory agencies comparable to the FDA in other countries.

     The health care industry is changing rapidly as the public, government, medical professionals and the pharmaceutical industry examine ways to broaden medical coverage while controlling health care costs. Potential approaches that may affect the Company include managed care initiatives, pharmaceutical buying groups and formulary requirements. The Company is unable to predict when any proposed health care reforms will be implemented, if ever, or the effect of any implemented reforms on the Company's business.

     Federal, state and local environmental laws and regulations do not materially affect the Company's operations and the Company believes that it is currently in material compliance with such applicable laws and regulations.

HUMAN RESOURCES

     As of March 16, 1998, MGI had 65 full time employees. Of MGI's employees, 30 are engaged in the Company's marketing and selling effort, 19 are involved in pharmaceutical development, including regulatory interaction and manufacturing, and 16 are in other management or administrative positions. No employee of the Company is represented by a labor union or is subject to a collective bargaining agreement. The Company believes that its relations with its employees are satisfactory.

EXPORT SALES

     Although MGI provides bulk drug substance and marketable drug product (for Salagen(R) Tablets) to its international partners and distributors, the dollar amount relative to such transfers have, to date, been immaterial to MGI's financial condition. The Company does have, and will continue to maintain, appropriate international transfer prices for the sale of products to licensees and distributors.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

     The Company's common stock trades on The Nasdaq National Market under the symbol "MOGN." As of March 16, 1997, the Company had approximately 980 shareholders of record and 14,215,380 shares of common stock outstanding. The Company has not paid cash dividends on its common stock and has no present intention of paying cash dividends on its common stock.

     The following table sets forth the high and low last daily sales prices as reported by Nasdaq for the periods indicated. Prices represent transactions between dealers and do not reflect retail markups, markdowns, or commissions, and may not necessarily represent actual transactions.

                  HIGH       LOW
                 ------     -----
1997
First quarter    $5-1/2    $3-7/8
Second Quarter    4-3/4     3-1/2
Third Quarter     5-1/8     3-3/16
Fourth Quarter    5-9/16    3-1/2

1996
First quarter    $5-7/8    $3-3/4
Second Quarter    6-5/8     3-5/8
Third Quarter     6-1/2     4-5/8
Fourth Quarter    5-3/8     4

ITEM 6: SELECTED FINANCIAL DATA

SELECTED FINANCIAL DATA
MGI PHARMA, INC.

STATEMENT OF OPERATIONS DATA:
(in thousands, except per share amounts)

                                                YEAR ENDED DECEMBER 31,
                            -----------------------------------------------------
                            1997        1996        1995        1994         1993
                            ----        ----        ----        ----         ----
Total revenues            $ 13,310    $  9,580    $ 13,283    $  6,796    $  3,778
Total costs and
  expenses                  15,095      16,202      15,897      16,493      15,501
                          --------    --------    --------    --------    --------

Net loss                  $ (1,785)   $ (6,622)   $ (2,614)   $ (9,697)   $(11,723)
                          ========    ========    ========    ========    ========
Net loss per
  common share (a)        $   (.13)   $   (.50)   $   (.21)   $   (.82)   $  (1.03)
Weighted average shares
  outstanding               14,116      13,179      12,509      11,784      11,415


BALANCE SHEET DATA:
(in thousands)

                                                  DECEMBER 31,
                            -----------------------------------------------------
                            1997        1996        1995        1994         1993
                            ----        ----        ----        ----         ----
Cash and investments      $15,056     $17,888     $17,979     $16,637     $22,938
Total assets               18,191      20,163      20,515      20,284      25,641
Total liabilities           3,172       3,796       3,783       4,245       2,895
Common stockholders'
  equity (b)               15,019      16,367      16,732      16,038      22,745

(a) Basic and diluted loss per share amounts are identical as the effect of potential common shares is antidilutive

(b) No common stock cash dividends have been declared or paid by the Company.

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

MGI PHARMA, INC. (MGI or the company) is a pharmaceutical company that acquires, develops and markets differentiated specialty pharmaceutical and medical products for therapeutic markets of unmet need. MGI's current product portfolio is comprised of products that address special needs in the fields of oncology and rheumatology, however, the company plans to expand its scope as it grows its business. The company markets its products to physicians throughout the United States, with sales made to pharmaceutical wholesalers for distribution to the ultimate consumers of company products. Sales of Salagen(R) Tablets account for the majority of company sales. The company is commercializing its products outside the United States through various alliances, and has agreements with several international pharmaceutical companies to commercialize Salagen(R) Tablets outside the U.S., including the major markets of Europe, Japan and Canada. Current product development efforts include clinical and preclinical studies for MGI 114, the lead compound in a family of promising anti-cancer analogs, and continued clinical support of Salagen(R) Tablets. Exclusive rights to MGI 114 and the other acylfulvene analogs were granted to Dainippon Pharmaceutical Co., Ltd. under a cooperative development and commercialization agreement in 1995.

RESULTS OF OPERATIONS

The company's net loss decreased 73 percent to $1,784,545 in 1997, following a 153 percent increase from $2,614,478 in 1995 to $6,621,747 in 1996. The decreased loss from 1996 to 1997 resulted from increased sales and licensing revenue, and decreased expenses. The increased loss from 1995 to 1996 resulted primarily from realization of non-recurring licensing revenue in 1995.

Sales revenues increased 45 percent to $9,344,548 in 1997, following a 40 percent increase from $4,607,231 in 1995 to $6,459,550 in 1996. The increases reflect increasing sales of Salagen(R) Tablets. Sales revenues were flat from the 1997 third quarter to the 1997 fourth quarter, following a 29 percent increase from the 1997 second quarter to the 1997 third quarter. The trend in retail demand for Salagen(R) Tablets, as estimated using shipment activity from wholesalers to pharmacies, has continued to grow. Approval of Salagen(R) Tablets during February 1998 as a treatment for Sjogren's Syndrome symptoms should help extend this growth trend. Future MGI sales revenues will fluctuate from quarter to quarter, due to periodic adjustments in wholesaler buying patterns.

Cost of sales increased 13 percent to $767,680 in 1997, following a 12 percent decrease from $771,912 in 1995 to $677,610 in 1996. The 1997 increase resulted from an increase in unit sales. Although unit sales increased in 1996 as well, the decrease in cost of sales from 1995 to 1996 resulted from the impact of an additional $140,000 provided for excess inventory in 1995. Additionally, the product mix has continued to change, with increasing Salagen(R) Tablet sales and declining DIDRONEL(R) I.V. Infusion sales. Management believes that cost of sales as a percent of sales of approximately 10 percent should continue for its current products.

Licensing revenue increased 42 percent to $3,090,375 in 1997, following a 72 percent decrease from $7,718,094 in 1995 to $2,170,460 in 1996. The increase from 1996 to 1997 resulted primarily from receipt in 1997 of a $747,000 milestone payment from Kissei Pharmaceutical Co., Ltd., as a result of Kissei's advancement of Salagen(R) Tablets into a Phase III human clinical program. The decrease from 1995 to 1996 resulted from non-recurring licensing revenue in 1995, including a $3 million payment from DEKALB Genetics Corporation, in conjunction with the transfer of certain non-core agricultural technology to DEKALB, and a $1 million milestone payment from Chiron B.V., following approval of Salagen(R) Tablets for marketing in the United Kingdom. In 1995, the company also received nearly $3 million from Dainippon, in conjunction with granting the license to develop and market acylfulvenes in Japan. However, the magnitude of the 1996 decrease was lessened by $1,485,000 in recurring quarterly milestone payments received from Dainippon. Future licensing revenues will likely fluctuate between years and from one quarter to the next depending on current partners' achievement of milestones and the amount of their recurring royalty generating activities, and the timing of initiating additional licensing relationships.

Interest and other income decreased 8 percent to $875,906 in 1997, following a 1 percent decrease from $957,785 in 1995 to $949,982 in 1996. The decrease from 1996 to 1997 resulted from a decrease in the average amount of funds available for investment in 1997. This decrease was lessened by an increased investment yield in 1997. The decrease in interest income from 1995 to 1996 resulted from a decreased investment yield. This decrease was lessened by an increase in the average amount of funds available for investment in 1996, reflecting the net proceeds from the September 1996 issuance of common shares in a public stock offering. Until the company achieves positive cash flow, the amount of funds available for investment will continue to decline. Interest income would correspondingly decline, if yields were to remain constant.

Research and development expense decreased 37 percent to $4,988,584 in 1997, following an 8 percent increase from $7,266,597 in 1995 to

$7,865,475 in 1996. The decrease from 1996 to 1997 resulted from reduced spending for Salagen(R) Tablets, following submission of a supplemental New Drug Application (sNDA) to the U.S. Food and Drug Administration in February 1997. The increase from 1995 to 1996 resulted from increased development of Salagen(R) Tablets in anticipation of the sNDA filing. Research and development spending is expected to increase in 1998, when MGI 114, the lead acylfulvene analog, enters the next stage of clinical development.

Selling, general and administrative expenses increased 22 percent to $9,339,110 in 1997, following a 2 percent increase from $7,487,413 in 1995 to $7,658,654 in 1996. The increase from 1996 to 1997 resulted from the completion of the restructuring of the company's Sales and Marketing organization, which began in 1996, as well as promotion costs associated with the launch of INFeD(R)(injectable iron dextran) in the third quarter of 1997. The company began promoting INFeD(R) for use in cancer therapy in July 1997, under a promotion agreement with Schein Pharmaceutical, Inc. Schein continues to own the product and promote it for other uses. The increase from 1995 to 1996 resulted from the start of the Sales and Marketing restructuring. Selling expenses are expected to increase in 1998, especially in conjunction with the April 1, 1998 launch of Salagen(R) Tablets for treatment of Sjogren's syndrome symptoms.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 1997, the company had cash and investments of $15,055,923 and working capital of $13,980,555 compared to $17,887,823 and $15,819,637, respectively, at December 31, 1996. During the year ended December 31,
1997, the company used cash of $2,327,789 for its operating activities.

Cash in excess of current operating needs is invested in marketable securities in accordance with the company's investment policy. This policy emphasizes principal preservation, so it requires strong issuer credit ratings and limits the amount of credit exposure from any one issuer or industry.

Substantial amounts of capital are required for pharmaceutical development and commercialization efforts. For continued development and commercialization of MGI 114, Salagen(R) Tablets and prospective products acquired from the company's product acquistion strategy, the company plans to utilize cash provided from the growth in sales of Salagen(R) Tablets, collaborative arrangements and existing liquid assets. If these sources of capital are insufficient, the company will seek other sources of funding, including additional equity or debt issuances, or it will manage the pace of developing its product candidates.

The company has considered the effect of Year 2000 computer processing issues on its internal computer systems and applications, and its external relationships. The Year 2000 issue results from computer programs using two digits rather than four digits to define the applicable year. Due to recent and ongoing upgrading of these information systems for other business purposes, Year 2000 issues are not expected to have any material affect on the company's business, financial position, or results of operations.

CAUTIONARY STATEMENT

This document contains forward-looking statements within the meaning of the federal securities laws. These statements include representations regarding intent, belief, or current expectations of the company and its management. These forward-looking statements are not guarantees of future performance and involve a number of risks and uncertainties that may cause the company's actual results to differ materially from the results discussed in these statements. Factors that might cause such differences include, but are not limited to, dependence on sales of Salagen(R) Tablets, dependence on a license acquisition strategy, uncertainty of strategic alliances, and other risks and uncertainties detailed from time to time in the company's filings with the Securities and Exchange Commission, including Exhibit 99 to its Annual Report on Form 10-K for the year ending December 31, 1997.

ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                 BALANCE SHEETS

                                MGI PHARMA, INC.


                                            December 31,  December 31,
                                                1997         1996
                                            -----------   ------------
ASSETS

Current assets:

  Cash and cash equivalents .............   $ 7,057,091   $ 8,220,569

  Short-term investments ................     7,998,832     9,667,254

  Receivables, less allowances of $84,215
    and $68,254 .........................     1,073,993     1,079,970

  Inventories ...........................       838,058       594,164

  Prepaid expenses ......................       184,280        53,436
                                            -----------   -----------


     Total current assets ...............    17,152,254    19,615,393


Equipment and furniture, at cost

  less accumulated depreciation of

  $808,720 and $775,810 .................       618,862       227,134

Other assets ............................       419,904       320,517
                                            -----------   -----------

Total assets ............................   $18,191,020   $20,163,044
                                            ===========   ===========

(Continued)

BALANCE SHEETS
Page 2
                                      December 31,   December 31,
                                         1997            1996
                                     -------------   ------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:

  Accounts Payable                  $    384,428    $    744,052

  Accrued Expenses                     2,331,016       3,043,993

  Deferred Revenue                       450,000            --

  Other Current Liabilities                6,255           7,711
                                    ------------    ------------

     Total current liabilities         3,171,699       3,795,756
                                    ------------    ------------

Stockholders' equity:
  Common Stock, $0.01 Par Value,
    30,000,000 Authorized Shares,
    14,195,563 And 14,081,574
    Issued And Outstanding Shares        141,956         140,816
                                    ------------    ------------

  Additional paid-in capital          89,222,575      88,789,495

  Notes receivable from officers        (102,575)       (104,933)

  Accumulated deficit                (74,242,635)    (72,458,090)
                                    ------------    ------------

     Total stockholders' equity       15,019,321      16,367,288
                                    ------------    ------------

Commitments (Note 5)
Total liabilities and
  stockholders' equity              $ 18,191,020    $ 20,163,044
                                    ------------    ------------


See accompanying notes to financial statements.

                            STATEMENTS OF OPERATIONS
                                MGI PHARMA, INC.

                                            YEAR ENDED DECEMBER 31,
                                --------------------------------------------
                                    1997             1996           1995
                                ------------     ------------   ------------

Revenues:
  Sales                         $  9,344,548    $  6,459,550    $  4,607,231

  Licensing                        3,090,375       2,170,460       7,718,094

  Interest and other                 875,906         949,982         957,785
                                ------------     ------------   -------------

                                  13,310,829       9,579,992      13,283,110

Costs and expenses:
  Research and development         4,988,584       7,865,475       7,266,597

  Cost of sales                      767,680         677,610         771,912

  Selling, general and
    administrative                 9,339,110       7,658,654       7,487,413

  Amortization of
    intangible assets                   --              --           371,666
                                ------------    ------------    ------------

                                  15,095,374      16,201,739      15,897,588
                                ------------    ------------    ------------
Net loss                        $ (1,784,545)   $ (6,621,747)   $ (2,614,478)
                                ============    ============    ============

Net loss per common share (a)   $      (0.13)   $      (0.50)   $      (0.21)

Weighted average number of
 common shares outstanding        14,116,471      13,178,790      12,508,639


(a) Basic and diluted loss per share amounts are identical as the effect of potential common shares is antidilutive.


See accompanying notes to financial statements.

                            STATEMENTS OF CASH FLOWS
                                MGI PHARMA, INC.

                                                            YEAR ENDED DECEMBER 31,
                                               --------------------------------------------
                                                    1997           1996            1995
                                               ------------    -------------   ------------
OPERATING ACTIVITIES:
Net loss                                       $ (1,784,545)   $ (6,621,747)   $ (2,614,478)
Adjustments for non-cash items:
    Depreciation and asset amortization             180,935          96,907         476,702
    Deferred revenue amortization                      --              --          (777,778)
    Benefit plan contribution                       259,727         210,981         185,501
    Other                                            15,154            --           (39,264)
Changes in operating assets and liabilities:

    Receivables                                       5,977        (349,790)       (245,327)
    Inventories                                    (243,894)        409,114         383,631
    Prepaid expenses                               (130,844)        (10,019)        552,329
    Accounts payable and accrued expenses        (1,078,843)        119,084         331,682
    Deferred revenue                                450,000            --              --
    Other current liabilities                        (1,456)            386          19,435
                                               ------------    ------------    ------------
     Net cash used in operating
           activities                            (2,327,789)     (6,145,084)     (1,727,567)
                                               ------------    ------------    ------------

INVESTING ACTIVITIES:
Purchase of investments                         (15,688,037)    (23,802,567)    (21,469,232)
Maturity of investments                          17,356,458      23,038,675      22,474,454
Purchase of equipment and furniture                (572,663)        (80,844)         (4,066)
Payments on notes receivable                          2,358         480,924         160,066
Other                                               (99,387)         (9,817)        (94,038)
                                               ------------    ------------    ------------
     Net cash provided by (used in)
           investing activities                     998,729        (373,629)      1,067,184
                                               ------------    ------------    ------------
FINANCING ACTIVITIES:
Proceeds from issuance of shares, net                  --         5,497,611       2,837,687
Issuance of shares under employee
    stock plans                                     165,582         166,102         170,259
                                               ------------     -----------    ------------
     Net cash provided by financing
           activities                               165,582       5,663,713       3,007,946
                                               ------------     -----------    ------------
Increase (decrease) in cash and
    cash equivalents                             (1,163,478)       (855,000)      2,347,563
Cash and cash equivalents at
    beginning of year                             8,220,569       9,075,569       6,728,006
                                               ------------    ------------    ------------
Cash and cash equivalents at
    end of year                                $  7,057,091    $  8,220,569     $  9075,569
                                               ============    ============     ===========

See accompanying notes to financial statements.

                       STATEMENTS OF STOCKHOLDERS' EQUITY
                                MGI PHARMA, INC.

                                                                         NOTES
                                                         ADDITIONAL    RECEIVABLE                         TOTAL
                                            COMMON        PAID-IN         FROM          ACCUMULATED    STOCKHOLDERS'
                                            STOCK         CAPITAL       OFFICERS         DEFICIT         EQUITY
                                        ------------   ------------   ------------    ------------    ------------
BALANCE AT DECEMBER 31, 1994            $    119,455   $ 79,706,292   $   (565,586)   $(63,221,865)   $ 16,038,296
Exercise of stock options,
  16,847 shares                                  169         68,820           --              --            68,989
Employee stock purchase plan,
  31,746 shares                                  317        100,953           --              --           101,270
Employee retirement savings plan
  contribution, 37,471 shares                    375        166,631           --              --           167,006
Issuance of shares, 750,000 shares             7,500      2,830,187           --              --         2,837,687
Note payment                                    --             --          133,504            --           133,504
Net loss                                        --             --             --        (2,614,478)     (2,614,478)
                                        ------------    ------------   ------------     ------------    ------------
BALANCE AT DECEMBER 31, 1995                 127,816     82,872,883       (432,082)    (65,836,343)     16,732,274

Exercise of stock options,
  15,746 shares                                  158         60,054           --              --            60,212
Employee stock purchase plan,
  28,203 shares                                  282        105,608           --              --           105,890
Employee retirement savings plan
  contribution, 44,325 shares                    443        208,457           --              --           208,900
Issuances of shares, 1,200,000 shares         12,000      5,485,611           --              --         5,497,611
Other issuances, 11,692 shares                   117         56,882        (56,999)           --              --
Note payment                                    --             --          384,148            --           384,148
Net loss                                        --             --             --        (6,621,747)     (6,621,747)
                                        ------------    -----------     -----------    ------------     -----------
BALANCE AT DECEMBER 31, 1996                 140,816     88,789,495       (104,933)    (72,458,090)     16,367,288


Exercise of stock options,
  5,675 shares                                    57         39,869           --              --            39,926
Employee stock purchase plan,
  45,916 shares                                  459        140,351           --              --           140,810
Employee retirement savings plan
  contribution, 62,398 shares                    624        252,860           --              --           253,484
Note payment                                    --             --            2,358            --             2,358
Net loss                                        --             --             --        (1,784,545)     (1,784,545)
                                        ------------   ------------   -------------   -------------   -------------
BALANCE AT DECEMBER 31, 1997            $    141,956   $ 89,222,575   $   (102,575)   $(74,242,635)   $ 15,019,321
                                        ===========================================================================

See accompanying notes to financial statements.

NOTES TO FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF BUSINESS MGI PHARMA, INC. (MGI or the company) is a pharmaceutical company that acquires, develops and markets differentiated specialty pharmaceutical and medical products for therapeutic markets of unmet need. MGI's current product portfolio is comprised of products that address special needs in the fields of oncology and rheumatology, however, the company plans to expand its scope as it grows its business. The company markets its products to physicians throughout the United States, with sales made to pharmaceutical wholesalers for distribution to the ultimate consumers of company products. Sales of Salagen(R) Tablets account for the majority of company sales. The company is commercializing its products outside the United States through various alliances, and has agreements with several international pharmaceutical companies to commercialize Salagen(R) Tablets outside the U.S., including the major markets of Europe, Japan and Canada. Current product development efforts include clinical and preclinical studies for MGI 114, the lead compound in a family of promising anti-cancer analogs, and continued clinical support of Salagen(R) Tablets. Exclusive rights to MGI 114 and the other acylfulvene analogs were granted to Dainippon Pharmaceutical Co., Ltd. under a cooperative development and commercialization agreement in 1995.

CASH, CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS The company considers highly liquid marketable securities with remaining maturities of ninety days or less at the time of purchase to be cash equivalents. Other highly liquid marketable securities with remaining maturities of one year or less at the time of purchase are classified as short-term investments.

The company classifies short-term marketable security investments as held-to-maturity investments because it has the intent and the ability to hold its investments to maturity. As such, they are stated at amortized cost, which approximates estimated fair value. Amortized cost is adjusted for amortization of premiums and discounts to maturity, and this amortization is included in interest and other income in the accompanying statements of operations.

CONCENTRATION OF CREDIT RISK Financial instruments that may subject the company to significant concentrations of credit risk consist primarily of short-term marketable security investments and trade receivables.

Cash in excess of current operating needs is invested in accordance with the company's investment policy. This policy emphasizes principal preservation, so it requires strong issuer credit ratings and limits the amount of credit exposure from any one issuer or industry.

The company grants credit primarily to pharmaceutical wholesale distributors throughout the United States in the normal course of business. Customer credit worthiness is routinely monitored and collateral is not normally required.

INVENTORIES Inventories are stated at the lower of cost or market. Cost is determined on a first-in, first-out basis.

INTANGIBLE ASSETS In connection with a product acquisition, the company recognized intangible assets under the purchase method of accounting. The acquired assets were recorded at their estimated fair market values as of the date of acquisition, with the excess purchase price over these values recorded as goodwill. These assets, including goodwill, were fully amortized at December 31, 1995.

SALES RECOGNITION Sales and related costs are recognized upon shipment of product to customers. Sales are recorded net of provisions for returns, discounts, Medicaid rebates and chargebacks.

LICENSING REVENUE RECOGNITION Licensing revenue is recognized when underlying performance criteria for payment have been met and the company has an unconditional right to such payment. Depending on a license agreement's terms, recognition criteria may be satisfied upon achievement of milestones, passage of time or product sales by the licensee. Payments received by the company in excess of amounts earned are classified as deferred revenue.

STOCK BASED COMPENSATION The company applies the intrinsic value method described in APB Opinion No. 25 in accounting for the issuance of stock incentives to employees and directors and, accordingly, no compensation expense has been recognized in the financial statements. Effective January 1, 1996, in accordance with Statement of Financial Accounting Standards No. 123, Accounting for Stock Based Compensation, pro forma information reflecting compensation cost for such issuances is presented in the Stockholders' Equity footnote.

ADVERTISING AND PROMOTION EXPENSE Costs of advertising and promotion are expensed as incurred and were $1,241,214, $1,012,727 and $1,163,320 in 1997,
1996 and 1995, respectively. The company does not defer any costs related to direct-response advertising.

DEPRECIATION Depreciation of equipment and furniture is provided over the estimated useful lives of the respective assets on a straight-line basis. Estimated useful lives of equipment and furniture range from three to ten years.

INCOME TAXES Deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial carrying amounts of existing assets and liabilities and their respective tax bases.

LOSS PER COMMON SHARE Effective December 31, 1997, the company adopted Statement of Financial Accounting Standards No. 128, Earnings per Share. SFAS 128 simplifies the computation of earnings per share ("EPS") previously required by replacing primary and fully diluted EPS with basic and diluted EPS. Under SFAS 128, basic EPS is calculated by dividing net earnings (loss) by the weighted-average common shares outstanding during the period. Diluted EPS reflects the potential dilution to basic EPS that could occur upon conversion or exercise of securities, options, or other such items, to common shares using the treasury stock method based upon the weighted-average fair value of the company's common shares during the period. For each period presented, basic and diluted loss per share amounts are identical, as the effect of potential common shares is antidilutive.

USE OF ESTIMATES Preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions affecting reported asset and liability amounts and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

BASIS OF PRESENTATION Certain prior year amounts have been reclassified to conform with the current year presentation.

2. SHORT-TERM INVESTMENTS

Held-to-maturity investments, stated at amortized cost, which approximates estimated fair value, at December 31, 1997 and 1996 are summarized as follows:

                                     1997         1996
                                  ----------   ----------
Commercial paper                  $5,035,698   $1,583,916
Certificates of deposit            2,091,522    2,052,786
Corporate notes                      871,612    5,031,651
Bankers acceptance                      --        998,901
                                  ----------   ----------
                                  $7,998,832   $9,667,254
                                  ==========   ==========

3. INVENTORIES

Inventories at December 31, 1997 and 1996 are summarized as follows:

                                    1997       1996
                                  --------   --------
Raw materials and supplies        $ 12,436   $ 13,543
Work in process                    662,337    107,080
Finished products                  163,285    473,541
                                  --------   --------
                                  $838,058   $594,164
                                  ========   ========
4. ACCRUED EXPENSES

Accrued expenses at December 31, 1997 and 1996 are summarized as follows:

                                      1997         1996
                                  ----------   ----------
Bonuses                           $  489,000   $  493,519
Product development commitments      368,248    1,615,397
Product return accrual               305,044      122,453
Inventory in process                 194,843         --
Retirement plan contribution         177,249      110,374
Retirement commitment                   --        243,721
Other accrued expenses               796,632      458,529
                                  ----------   ----------
                                  $2,331,016   $3,043,993
                                  ==========   ==========

5. LEASES

The company leases office space and computer software under noncancellable lease agreements that contain renewal options and require the company to pay operating costs, including property taxes, insurance and maintenance. Rent expense was $396,092, $357,161 and

$334,534 in 1997, 1996 and 1995, respectively. Future minimum lease payments under noncancellable lease agreements approximate $352,634 for 1998, $264,476 in 1999, and $0 thereafter.

6. LICENSING ARRANGEMENTS

During 1995, MGI entered into a cooperative development and commercialization agreement with Dainippon Pharmaceutical Co., Ltd., a Japanese pharmaceutical company, whereby MGI granted Dainippon exclusive rights to its acylfulvenes in Japan. Under this agreement, Dainippon is expected to make milestone payments during the precommercial phase and MGI will participate in the commercial success of the drug product in Japan by supplying Dainippon with bulk drug substance. Quarterly license payments are scheduled to be received into 2000. The precommercial phase will conclude upon receipt of approval to market the first acylfulvene product in Japan and payment of the approval milestone by Dainippon. In conjunction with this 1995 agreement, MGI issued 750,000 shares of common stock to Dainippon and received net proceeds of $2.8 million from this issuance. Additionally, in 1995, Dainippon made license payments to MGI totalling nearly $3 million.

During 1994, MGI licensed exclusive rights to commercialize Salagen(R) Tablets in Japan to Kissei Pharmaceutical Co., Ltd., a Japanese pharmaceutical company. Kissei is scheduled to make certain milestone payments, with the final milestone payment due upon its filing for product approval in Japan. MGI will participate in the commercial success of the product through royalty payments based on product sales in Japan. In conjunction with this 1994 license, MGI issued 217,054 shares of common stock to Kissei at a premium over market value. The issuance premium of $1,166,667 was amortized evenly to licensing revenues through December 31, 1995. Total proceeds of $3.5 million from the stock issuance were used to supplement funding of MGI's clinical studies of Salagen(R) Tablets as a treatment for Sjogren's syndrome symptoms. In 1997, a $747,000 milestone payment was received as a result of Kissei's advancement of Salagen(R) Tablets into a Phase III human clinical program.

MGI has entered into licensing agreements for the commercialization of Salagen(R) Tablets in Europe and Canada with Chiron B.V. and The Pharmacia & Upjohn Company, respectively. Under these arrangements, MGI receives payments based upon product sales in the respective territories. In addition, a non-recurring $1 million milestone payment was received in 1995 from Chiron as a result of approval in the first major market in Europe.

During 1995, MGI transferred certain noncore agricultural technology to DEKALB Genetics Corporation. DEKALB made a one-time payment of $3 million to MGI for these rights.

To build its product pipeline, the company acquires rights to develop and market pharmaceuticals and medical products from others. Under this approach, the company may be required to pay up-front, development services and milestone fees. In addition, the company may be required to pay royalties on net sales upon marketing the products. Within a period of time after providing notice, the company generally may terminate its licenses. All material, noncancellable commitments were recognized as of December 31, 1997.

7. STOCKHOLDERS' EQUITY

PUBLIC STOCK OFFERING On September 9, 1996, the company issued 1,200,000 shares of common stock at $5 per share in a public offering and received proceeds of $5,497,611 (net of issuance expenses).

COMMON STOCK PURCHASE RIGHTS Until February 2, 1998, each share of the company's common stock had one Common Stock Purchase Right (Right) attached. Each Right entitled shareholders to buy one-half of one share of MGI common stock at an initial exercise price of $12 (subject to adjustment). The Rights became exercisable only if certain change in ownership control events occurred and the company did not redeem the Rights. The Rights have expired without being redeemed or exercised.

STOCK INCENTIVE PLANS Under stock incentive plans, designated persons (including officers, directors and employees) have been or may be granted rights to acquire company common stock. These rights include stock options and other equity rights. At December 31, 1997, 3,309,026 shares of common stock remain reserved for issuance, of which 1,237,876 shares remain available for grant.

Stock options become exercisable over varying periods and expire up to ten years from date of grant. Options may be granted in the form of incentive stock options or nonqualified stock options. The option price for incentive stock options cannot be less than fair market value on the date of the grant. The option price for nonqualified stock options may be set by the Board of Directors.

Stock option activity in the three years ended December 31, 1997 is summarized as follows:

                                       NUMBER    AVERAGE PRICE
                                     OF SHARES     PER SHARE
                                     ---------   --------------
Outstanding at December 31, 1994    1,187,242    $   9.70
  Granted                             661,350        5.73
  Exercised                           (16,847)       4.10
  Canceled                           (210,692)       9.06
                                     ---------
Outstanding at December 31, 1995    1,621,053        8.23
  Granted                             908,707        4.70
  Exercised                           (15,746)       3.82
  Canceled                           (656,562)       7.25
                                     ---------
Outstanding at December 31, 1996    1,857,452        6.88
  Granted                             511,306        4.31
  Exercised                            (5,675)       4.37
  Canceled                           (291,933)       6.31
                                     ---------
Outstanding at December 31, 1997    2,071,150    $   6.34
                                    =========

The following table summarizes information concerning options outstanding and exercisable at December 31, 1997:


                             OPTIONS OUTSTANDING                       OPTIONS EXERCISABLE
                     ----------------------------------------     ------------------------------
                                                    WEIGHTED                     WEIGHTED
  RANGE OF                           AVERAGE         AVERAGE                      AVERAGE
  EXERCISE             NUMBER       REMAINING       EXERCISE          NUMBER     EXERCISE
   PRICE             OUTSTANDING      LIFE            PRICE        EXERCISABLE     PRICE
  --------           -----------      ----          ---------      ------------  ---------
$1.00                   17,468        1.54            $1.00           17,468        $1.00
$3.12-$3.88            280,054        8.38            $3.71           51,179        $3.63
$4.00-$4.50            369,871        7.57            $4.32          200,664        $4.31
$4.57-$4.82            650,836        8.51            $4.77          323,768        $4.74
$4.87-$5.75            323,004        7.59            $5.51          169,861        $5.63
$6.00-$12.00           142,912        6.14           $10.53          126,296       $10.70
$12.37-$30.00          287,005        6.02           $14.23          224,755       $13.81
                  ------------                                    -----------
Total                2,071,150        7.61            $6.34        1,113,991        $7.19
                  ============                                    ===========

OFFICER LOANS Loans to officers were made to facilitate the purchase of company stock. The loans are full recourse, unsecured obligations. At December 31, 1997, $102,575 of principal remains outstanding, which is payable upon demand.

EMPLOYEE STOCK PURCHASE PLAN Under the company's employee stock purchase plan, substantially all employees may purchase shares of common stock at the end of semiannual purchase periods at a price equal to the lower of 85% of the stock's fair market value on the first or last day of that period. Plan funding occurs throughout the purchase period by pre-elected payroll deductions of up to 15% of regular pay. No compensation expense results from the plan. Shares issued under the plan were 45,916, 28,203 and 31,746 at average prices of $3.07, $3.76 and $3.19 per share in 1997, 1996 and 1995, respectively. At December 31, 1997, 26,609 shares remain reserved for future issuance under the plan.

FAIR VALUE OF STOCK PLANS The company applies APB Opinion No. 25 in accounting for its stock incentive plans for designated persons and, accordingly, no compensation cost has been recognized in the financial statements for employee and director stock options granted under its stock plans in the financial statements. Had the company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the company's net loss would have increased to the pro forma amounts shown below:

                                   1997           1996         1995
                                   ----           ----         ----
Net loss:
  As reported                $(1,784,545)   $(6,621,747)   $(2,614,478)
  Pro forma                  $(2,679,700)   $(7,787,810)   $(3,101,513)

Net loss per common share:
  As reported                $     (0.13)   $     (0.50)   $     (0.21)
  Pro forma                  $     (0.19)   $     (0.59)   $     (0.25)

Pro forma net loss only reflects options granted in 1997, 1996 and 1995. Therefore, the full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the pro forma net loss amounts presented above because compensation cost is reflected over the options' vesting period and compensation cost for options granted prior to January 1, 1995 is not considered.

The per share weighted-average fair value of stock options granted during 1997, 1996 and 1995 was $2.22, $2.27 and $2.64, respectively, on the date of grant, using the Black-Scholes option-pricing model with the following weighted-average assumptions:


                            1997    1996     1995
                            ----    -----   ------
Expected dividend yield        0%      0%       0%
Risk-free interest rate     5.40%   6.50%    6.25%
Annualized volatility       0.52    0.45     0.47
Expected life, in years        5       5        5

RETIREMENT SAVINGS PLAN The company's retirement savings plan conforms to
Section 401(k) of the Internal Revenue Code and participation is available to substantially all employees. Under the savings plan, participants may contribute a percentage of their eligible compensation for investment in company common stock or other investment vehicles. The company matches a portion of employees' contributions and may also make discretionary contributions ratably to all eligible employees. Company contributions are made in the form of company common stock and become fully vested when an employee attains five years of service. Contribution expense was $259,727, $210,981 and $185,501 in 1997, 1996 and 1995,
respectively. The company had 289,448 shares reserved for future issuance under the savings plan at December 31, 1997.

PREFERRED STOCK At December 31, 1997, 10,000,000 shares of preferred stock remain issuable. Issuance is subject to Board of Directors' action.

8. MONEY PURCHASE RETIREMENT PLAN

The company sponsors a money purchase retirement plan covering substantially all employees. Under the plan, the company contributes a percentage of participating employees' eligible compensation. Company contributions resulted in expense of $154,615, $126,564 and $139,717 in 1997, 1996 and 1995, respectively.

9. INCOME TAXES

The company incurred losses for both book and tax purposes in each year of the three-year period ended December 31, 1997, and, accordingly, no income taxes were provided. Effective tax rates differ from statutory federal income tax rates in the years ended December 31, 1997, 1996 and 1995 as follows:


                                       1997     1996     1995
                                       ----     ----     ----
Statutory federal income tax rate     (35.0)%  (35.0)%  (35.0)%
Valuation allowance increase           13.5     23.6     44.3
Research activities credit             (2.7)     1.9     (7.9)
State income taxes, net of federal
  benefit                              (2.5)    (2.5)    (2.5)
Net operating loss expiration          22.9     10.6      0.0
Other                                   3.8      1.4      1.1
                                     --------------------------
                                        0.0%     0.0%     0.0%
                                     ==========================

Deferred taxes as of December 31, 1997 and 1996 consist of the following:

                                         1997               1996
                                         ----               ----
Deferred tax assets:
    Receivable allowances             $     31,581    $     25,596
    Inventory allowances                    64,312         144,930
    Product return allowance               114,392          45,920
    Miscellaneous accrued expenses          50,828         142,207
    Net operating loss carryforward     28,684,299      28,393,513
    Research credit carryforward         2,022,772       1,975,055
    Alternative minimum tax credit
    carryforward                            48,295          48,295
                                      ------------    ------------
                                        31,016,479      30,775,516
    Less valuation allowance           (30,997,459)    (30,756,986)
                                      ------------    ------------
                                      $     19,020    $     18,530
                                      ============    ============
Deferred tax liabilities:
    Tax depreciation greater than     $     19,020    $     18,530
    book

At December 31, 1997, the company had net operating loss carryforwards of approximately $76,000,000 for federal income tax purposes, which begin to expire in 1998. Additionally, the company had research credit carryforwards of approximately $2,023,000, which begin to expire in 1998. The net change in the valuation allowance for the years ended December 31, 1997 and 1996 was an increase of $240,473 and $1,564,854, respectively.

10. QUARTERLY FINANCIAL DATA (UNAUDITED)
Following is a summary of quarterly financial results in the years ended December 31:
                            FIRST      SECOND       THIRD     FOURTH
                          --------    --------    --------   -------
                    (in thousands, except per share amounts)
1997
Total revenues            $  2,879    $  2,752    $  3,569   $ 4,111
Net loss                      (536)       (823)       (137)     (289)
Loss per common share     $  (0.04)   $  (0.06)   $  (0.01)  $ (0.02)
Weighted average shares     14,089      14,099      14,135    14,141

1996
Total revenues            $  2,117    $  2,259    $  2,229   $ 2,975
Net income loss               (804)     (1,255)     (1,983)   (2,581)
Loss per common share     $  (0.06)   $  (0.10)   $  (0.15)  $ (0.18)
Weighted average shares     12,784      12,796      13,096    14,030


Loss per common share is computed based upon the weighted average number of shares outstanding during each period. Basic and diluted loss per share amounts are identical as the effect of potential common shares is antidilutive.

                         INDEPENDENT AUDITOR'S REPORT

The Board of Directors and Stockholders
MGI PHARMA, INC.:

We have audited the accompanying balance sheets of MGI PHARMA, INC. as of December 31, 1997 and 1996, and the related statements of operations, cash flows and stockholders' equity for each of the years in the three-year period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of MGI PHARMA, INC. as of December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1997 in conformity with generally accepted accounting principles.


                             /s/ KPMG Peat Marwick LLP

Minneapolis, Minnesota
February 6, 1998

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information contained under the headings "Election of Directors" and "Executive Officers of the Company" on pages 2 through 6 of the Company's Proxy Statement for its 1998 Annual Meeting of Shareholders, to be held on May 12, 1998 (the "Proxy Statement"), is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

     The information contained under the heading "Executive Compensation" on pages 7 through 15 of the Proxy Statement is incorporated herein by reference, other than the subsection thereunder entitled "Report of Compensation Committee on Executive Compensation."

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information contained under the heading "Security Ownership of Certain Beneficial Owners and Management" on pages 17 through 18 of the Proxy Statement is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        The information contained under the heading "Certain Transactions" on page 18 of the Proxy Statement is incorporated herein by reference.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

                                                              PAGE IN THIS
(a) 1. FINANCIAL STATEMENTS                                   ANNUAL REPORT
       --------------------                                   -------------
       Balance Sheets at
       December 31, 1997 and 1996                                 18

       Statements of Operations
       for the Years Ended December 31,
       1997, 1996 and 1995                                        20

       Statements of Cash Flows
       for the Years Ended December 31,
       1997, 1996 and 1995                                        21

       Statements of Stockholders'
       Equity for the Years Ended December 31,
       1997, 1996 and 1995                                        22

       Notes to Financial Statements                              23

       Independent Auditors' Report                               33


    2. FINANCIAL STATEMENT SCHEDULES

       Independent Auditors' Report on
           Financial Statement Schedule                           51

       Schedule II - Valuation and Qualifying Accounts            52

    All other schedules have been omitted because they are not applicable or not required, or because the required information is included in the financial statements or the notes thereto.

     3. EXHIBITS

EXHIBIT NO.

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

*10.5 1984 Stock Option Plan (Incorporated by reference to Exhibit 10.4 to the Company's Annual Report on Form 10-K for the year ended December31,
       1994).

*10.6  1982 Incentive Stock Option Plan (Incorporated by reference to Exhibit
       10.5 to the Company's Annual Report on Form 10-K for the year ended December 31, 1994).

*10.7  Stock Acquisition Assistance Loan Program (Incorporated by reference to
       Exhibit 10.6 to the Company's Annual Report on Form 10-K for the year ended December 31, 1994).

*10.8 1997 Stock Incentive Plan (Incorporated by reference to Exhibit 10.8 to the Company's Annual Report on Form 10-K for the year ended December 31,
       1996).

 10.9  [Reserved]

*10.10 Termination Agreement, dated as of January 1, 1992, with Charles C.
       Muscoplat (Incorporated by reference to Exhibit 10.9 to the Company's Annual Report on Form 10-K for the year ended December 31, 1994).

*10.11 Termination Agreement, dated as of January 1, 1992, with James V. Adam
       (Incorporated by reference to Exhibit 10.10 to the Company's Annual Report on Form 10-K for the year ended December 31, 1994).

*10.12 Termination Agreement, dated as of January 1, 1992, with Lori-jean Gille
       (Incorporated by reference to Exhibit 10.13 to the Company's Annual Report on Form 10-K for the year ended December 31, 1995.)

*10.13 Termination Agreement, dated as of July 10, 1995, with Jon C. Lee
       (Incorporated by reference to Exhibit 10.14 to the Company's Annual Report on Form 10-K for the year ended December 31, 1995.)

*10.14 Termination Agreement, dated as of April 29, 1996, with Charles N.
       Blitzer (Incorporated by reference to Exhibit 10.16 to the Company's Annual Report on Form 10-K for the year ended December 31, 1996).

*10.15 Stock Purchase and Loan Agreement, dated May 14, 1996, between the
       Company and Charles N. Blitzer (Incorporated by reference to Exhibit
       10.17 to the Company's Annual Report on Form 10-K for the year ended December 31, 1996).

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

10.20 Fifth Amendment to Office Lease, dated March 10, 1995 between the Company and ALSCOR Investors Joint Venture (Incorporated by reference to Exhibit
       10.15 to the Company's Annual Report on Form 10-K for the year ended December 31, 1994).

10.21 Sixth Amendment to Office Lease, dated March 21, 1997 between the Company and ALSCOR Investors Joint Venture (Incorporated by reference to Exhibit
       10.23 to the Company's Annual Report on Form 10-K for the year ended December 31, 1996).

10.22 Trademark License Agreement, dated as of December 31, 1989, between the Company and Norwich Eaton Pharmaceutical, Inc. (Incorporated by reference to Exhibit 10.16 to the Company's Annual Report on Form 10-K for the year ended December 31, 1994).

**10.23 Supply and License Agreement, dated March 19, 1992, among E Merck Fine
       Chemicals Division, EM Industries and the Company (filed herewith).

10.24 Supply Agreement, dated December 21, 1993, between the Company and Boehringer Ingelheim Pharmaceutical, Inc. (Incorporated by reference to
       Exhibit 10.18 to the Company's Annual Report on Form 10-K for the year ended December 31, 1994).

10.25 Development, Marketing and Cooperation Agreement, dated October23, 1995, between the Company and Dainippon Pharmaceutical Co., Ltd. (Incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995).

10.26 Manufacturing Agreement, dated December 12, 1995, between the Company and Global Pharm Inc. (Incorporated by reference to Exhibit

       10.25 to the Company's Annual Report on Form 10-K for the year ended December 31, 1995).

**10.27 Promotion Agreement, dated March 11, 1997, between the Company and
       Schein Pharmaceutical, Inc. (Incorporated by reference to Exhibit 10.29 to the Company's Annual Report on Form 10-K for the year ended December 31, 1996).

11     Computation of Net Income (Loss) Per Common Share (filed herewith).

23     Consent of KPMG Peat Marwick LLP (filed herewith).

24     Powers of Attorney (filed herewith).

27     Financial Data Schedule (filed herewith).

99 Cautionary Statements under the Private Securities Litigation Reform Act of 1995 (filed herewith).

* Items that are management contracts or compensatory plans or arrangements required to be filed as an exhibit pursuant to Item 14(c) of this Form 10-K.

** Pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended, confidential portions of Exhibits 10.23 and 10.27 have been deleted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment.


       (b) REPORTS ON FORM 8-K

       The Company filed no reports on Form 8-K during the quarter ended December 31, 1997.

                    MGI PHARMA, INC. RETIREMENT SAVINGS PLAN

The following financial statements and schedules of the Company's Retirement Savings Plan are included herein in lieu of filing a Form 11-K for such plan, pursuant to General Instruction F to Form 10-K and Rule 15d-21:

                                                                  PAGE IN THIS
                                                                 ANNUAL REPORT
                                                                 -------------
Statements of Net Assets Available for
Participants at December 31, 1997 and 1996                               41

Statements of Changes in Net Assets Available
for Participants in the years ended December 31,
1997 and 1996                                                            42

Notes to Financial Statements                                            44

Schedule 1  -  Schedule of Investments Held at
End of Plan Year                                                         48

Schedule 2 - Reportable Transactions                                     49

               STATEMENTS OF NET ASSETS AVAILABLE FOR PARTICIPANTS
                    MGI PHARMA, INC. Retirement Savings Plan
                                   (unaudited)
                                                     December 31,
                                                 1997         1996
                                             -----------  -----------
Investments at fair value:
Shares of registered investment companies:
  Invesco Stable Value                       $  210,030   $  183,800
  Vanguard Group:
         Fixed Income, GNMA                     103,992       72,550
         Primecap                               284,334         --
         Index 500                               40,109         --
         World, International Growth            235,539      228,750
Fidelity Investments:
         Puritan                                559,287      274,097
         Retirement Growth                         --        267,475
MGI PHARMA, INC. common stock                   755,951      532,160
Participant notes receivable                     46,010       48,284
                                              ---------    ---------
                                              2,235,252    1,607,116

Receivables:
Contributions receivable:
         Employer                               156,747      137,033
         Employees                                 --           --
                                             ----------    ---------
                                                156,747      137,033

Cash                                             12,169       14,125
                                             ----------   ----------

Net assets available for participants        $2,404,168   $1,758,274
                                             ==========   ==========

See accompanying notes to financial statements.

         STATEMENTS OF CHANGES IN NET ASSETS AVAILABLE FOR PARTICIPANTS
                    MGI PHARMA, INC. Retirement Savings Plan
                                   (unaudited)


                                                            YEAR ENDED DECEMBER 31, 1997
                                    --------------------------------------------------------------------------------
                                                   SHARES OF REGISTERED INVESTMENT COMPANIES
                                    -------------------------------------------------------------------------
                                                    VANGUARD GROUP                       FIDELITY INVESTMENTS
                                     INVESCO ------------------------------------------ ---------------------  MGI
                                     STABLE  FIXED INCOME                    WORLD INTL          RETIREMENT   COMMON
                                     VALUE      GNMA      PRIMECAP INDEX 500   GROWTH   PURITAN    GROWTH     STOCK
                                    -------- ------------ -------- --------- ---------- -------  -----------  ------
ADDITIONS TO NET ASSETS:
Investment income:
  Net appreciation (depreciation)
   in fair value of investments     $     --  $  2,056    $  4,030  $ 1,754   $(15,085) $ 39,541  $ 47,148   $(78,734)
  Dividends                           13,479     6,380       7,687      564     16,290    37,481       914         --
  Interest                                --        --          --       --         --        --        --         --
                                     -------  --------    --------  -------   --------   -------  --------   --------
                                      13,479     8,436      11,717    2,318      1,205    77,022    48,062    (78,734)
                                     -------  --------    --------  -------   --------   -------  --------   --------
Contributions:
  Employer                                --        --          --       --         --        --        --    110,861
  Participants                        28,403    12,829      28,997    7,315     74,306    76,532    49,487     38,262
                                     -------  --------    --------  -------   --------   -------  --------   --------
                                      28,403    12,829      28,997    7,315     74,306    76,532    49,487    149,123
                                     -------  --------    --------  -------   --------   -------  --------   --------
  Total additions                     41,882    21,265      40,714    9,633     75,511   153,554    97,549     70,389
                                     -------  --------    --------  -------   --------   -------  --------   --------

Distributions                            --         --      (1,029)      --       (834)   (7,343)   (4,747)    (7,746)
Transfers between funds, net         (15,652)    10,177    244,649   30,476    (67,888)  138,979  (360,277)   161,148
                                     -------  --------    --------  -------   --------   -------  --------   --------

  Net increase (decrease)             26,230     31,442    284,334   40,109      6,789   285,190  (267,475)   223,791

Net assets available for
 participants:
  Beginning of year                  183,800    72,550          --       --    228,750   274,097   267,475    532,160
                                     -------  --------    --------  -------   --------   -------  --------   --------

  End of year                       $210,030  $103,992    $284,334  $40,109   $235,539  $559,287  $     --   $755,951
                                     =======  ========    ========  =======   ========  ========  ========   ========

                                       YEAR ENDED DECEMBER 31, 1997
                                   -----------------------------------
                                    PARTICIPANT
                                      NOTES      OTHER       TOTAL
                                    -----------  -----      -------
ADDITIONS TO NET ASSETS:
Investment income:
  Net appreciation (depreciation)
   in fair value of investments     $   --    $     --  $      710
  Dividends                             --          --      82,795
  Interest                           4,252          --       4,252
                                    ------    --------  ----------
                                     4,252          --      87,757
                                    ------    --------  ----------
Contributions:
  Employer                              --     156,747     267,608
  Participants                          --       8,835     324,966
                                    ------    --------  ----------
                                        --     165,582     592,574
                                    ------    --------  ----------
  Total additions                    4,252     165,582     680,331
                                    ------    --------  ----------

Distributions                           --          --     (21,699)
Transfers between funds, net        (6,526)   (147,824)    (12,738)
                                    ------    --------  ----------

  Net increase (decrease)           (2,274)     17,758     645,894

Net assets available for
 participants:
  Beginning of year                 48,284     151,158   1,758,274
                                    ------    --------  ----------

  End of year                      $46,010    $168,916  $2,404,168
                                    ======    ========  ==========



See accompanying notes to financial statements.

         STATEMENTS OF CHANGES IN NET ASSETS AVAILABLE FOR PARTICIPANTS
                    MGI PHARMA, INC. Retirement Savings Plan
                                   (unaudited)


                                                            YEAR ENDED DECEMBER 31, 1997
                                    -------------------------------------------------------------------------
                                                   SHARES OF REGISTERED INVESTMENT COMPANIES
                                    -------------------------------------------------------------------------
                                                      VANGUARD GROUP       FIDELITY INVESTMENTS
                                       INVESCO -------------------------- ---------------------        MGI
                                       STABLE   FIXED INCOME  WORLD INTL              RETIREMENT      COMMON
                                       VALUE        GNMA        GROWTH      PURITAN    GROWTH         STOCK
                                   ------------ ------------   --------    ---------  ----------   ----------
Additions to net assets:
Investment income:
  Net appreciation (depreciation)
   in fair value of investments     $    --      $ (1,485)   $  21,351    $   5,395    $(12,960)   $ (32,648)
  Dividends                            12,395       5,054        9,769       29,909      32,434         --
  Interest                               --          --           --           --          --           --
                                    ----------   ---------   ----------   ----------   ---------   ----------
                                       12,395       3,569       31,120       35,304      19,474      (32,648)
                                    ----------   ---------   ----------   ----------   ---------   ----------
Contributions:
  Employer                               --          --           --           --          --         78,195
  Participants                         29,845       9,355       41,378       56,247      63,944       25,196
                                    ----------   ---------   ----------   ----------   ---------   ----------
                                       29,845       9,355       41,378       56,247      63,944      103,391
                                    ----------   ---------   ----------   ----------   ---------   ----------
  Total additions                      42,240      12,924       72,498       91,551      83,418       70,743
                                    ----------   ---------   ----------   ----------   ---------   ----------

Distributions                         (64,650)    (14,692)    (114,055)     (44,124)    (29,160)    (113,496)
Transfers between funds, net         (109,091)    (11,184)      62,891       42,823       7,785       68,127
                                    ----------   ---------   ----------   ----------   ---------   ----------

  Net increase (decrease)            (131,501)    (12,952)      21,334       90,250      62,043       25,374

Net assets available for
 participants:
  Beginning of year                   315,301      85,502      207,416      183,847     205,432      506,786
                                    ----------   ---------   ----------   ----------   ---------   ----------
  End of year                       $ 183,800    $ 72,550    $ 228,750    $ 274,097    $267,475    $ 532,160
                                    ==========   =========   ==========   ==========   =========   ==========

                                     YEAR ENDED DECEMBER 31, 1997
                                -------------------------------------
                                  PARTICIPANT
                                     NOTES      OTHER       TOTAL
                                 -----------  --------   ----------
Additions to net assets:
Investment income:
  Net appreciation (depreciation)
   in fair value of investments   $  --      $   --      $  (20,347)
  Dividends                          --          --          89,561
  Interest                          4,406        --           4,406
                                  -------    ---------   ------------
                                    4,406        --          73,620
                                  -------    ---------   ------------
Contributions:
  Employer                           --       137,033       215,228
  Participants                       --          --         225,965
                                  -------    ---------   ------------
                                     --       137,033       441,193
                                  -------    ---------   ------------
  Total additions                   4,406     137,033       514,813
                                  -------    ---------   ------------

Distributions                      (4,530)       --        (384,707)
Transfers between funds, net       30,834     (92,185)         --
                                  -------    ---------   ------------

  Net increase (decrease)          30,710      44,848       130,106

Net assets available for
 participants:
  Beginning of year                17,574     106,310     1,628,168
                                  -------    ---------   ------------
  End of year                     $48,284    $151,158    $1,758,274
                                  ========   =========   ============

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

     At December 31, 1997, 61 employees were participants in the Plan. The Plan is available to every employee of MGI who completes six months of employment, is at least 21 years old, and is scheduled for at least 1,000 hours of service annually. Eligible employees may participate in the Plan through: (1) contributions of up to 10% of their compensation; (2) employer matching contributions equal to 50% of employee contributions, up to 6% of an employee's compensation; (3) employer discretionary contributions; and
     (4) employee rollover contributions. Contributions are subject to certain limitations.

     Employee contributions and related earnings are directed by the participant into available investment options and are fully vested at all times. Employer contributions are in the form of MGI common stock. At December 31, 1997, employer directed balances totaled $570,932 of the MGI common stock fund. Employer contributions are 20% vested after completion of two years of employment, 40% after three years, 75% after four years and 100% after five years. Employer discretionary contributions are allocated to a participant's account based upon his/her pro rata share of total recognized compensation during the year. Forfeitures are used to reduce the amount of MGI's contributions to the Plan.

     A participant's account may mature and be distributed upon the occurrence of one of the following: (1) death, (2) retirement, (3) the attainment of 70-1/2 years of age, (4) termination of employment, (5) termination of the Plan or (6) upon certain MGI "change in control" events. Distributions may be a lump sum of cash and MGI common stock held in a participant's account.

     Investments
     The following investment alternatives are available to participants:
     Registered Investment Companies Funds:
          Invesco Funds Group: Stable Value - The INVESCO Retirement Trust Stable Value Fund ("Stable Value Fund") seeks to provide a high level of current income while preserving principal, primarily by investing in a diversified portfolio of investment contracts with insurance companies, banks or other financial institutions. An investment contract is an agreement to provide a specific rate of return for a period of time. Risk in these contracts relates to the financial performance of the issuing entity and in certain cases a portfolio of marketable securities securing the investment.

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

          Primecap Fund - The Vanguard/PRIMECAP Fund, Inc. is an open-end diversified investment company that seeks to provide long-term growth of capital by investing principally in common stocks. Dividend income is incidental to this objective. The Fund selects stocks primarily on the basis of above-average earnings growth potential and quality of management.

          Vanguard Index 500 - Vanguard Index 500 portfolio is part of the Vanguard Index Trust, an open-end investment company that includes six separate, diversified mutual fund portfolios. The Index 500 portfolio seeks to track the performance of the Standard and Poor's 500 Composite Stock Price Index, which emphasizes stocks of large U.S. companies.

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

     MGI PHARMA, INC. common stock - MGI PHARMA, INC. (the Plan Sponsor) common stock is publicly traded, with trades reported on the NASDAQ National Market System. MGI is a pharmaceutical company that acquires, develops and markets differentiated specialty pharmaceutical and medical products for therapeutic markets of unmet medical need. MGI has not paid, and has no present intention of paying cash dividends on its common stock.

     PARTICIPANT NOTES RECEIVABLE
     Participants may borrow from their accounts a minimum of $1,000 up to the lesser of $50,000 or one-half of their balances. Loan transactions are treated as transfers between the relevant investment fund and the Participant Notes fund. Loan terms generally cannot exceed five years. The loans are secured by balances in the participant's accounts and bear interest fixed at 1% above the prime rate upon initiation of the loan. Principal and interest is paid by monthly or more frequent installments.


2.   Summary of Accounting Policies
     Basis of Accounting
     The financial statements of the Plan are prepared under the accrual method of accounting.

     INVESTMENT VALUATION AND INCOME RECOGNITION
     Plan investments are stated at fair value. Shares of registered investment companies are valued at quoted market prices that represent the net asset value of shares held by the Plan at year-end. Company stock is valued at its quoted market price of $3.8125 and $4.25 per share at December 31, 1997 and 1996, respectively. Participant notes receivable are valued at cost which approximates fair value.

     Purchases and sales of securities are recorded on a trade-date basis. Interest income is recorded on the accrual basis. Dividends are recorded on the ex-dividend date. Investment income is allocated to participants' accounts based upon their pro rata share of the respective investment balance during the income period.

     PAYMENT OF BENEFITS
     Benefits are recorded when paid.

3.   FEDERAL INCOME TAXES
     The Plan received a tax qualification letter from the Internal Revenue Service stating that it is a qualified plan under the Internal Revenue Code ("IRC"), and therefore the associated trust is exempt from federal income taxes. Following the qualification letter, the Plan administration believes operation of the Plan has been performed in a manner to maintain compliance with the applicable requirements of the IRC.

4.   PARTY-IN-INTEREST TRANSACTIONS
     The Plan engaged in transactions involving the acquisition or disposition of units of participation in collective investment funds of the Trustee, which is a party-in-interest with respect to the Plan. These transactions are not considered "prohibited transactions" under ERISA and are for short-term investment of cash balances pending reinvestment.

5.   PLAN TERMINATION
     Although it has not expressed any intent to do so, the Company has the right under the Plan to discontinue its contributions at any time and to terminate the Plan subject to the provisions of ERISA. In the event of Plan termination, participants will become 100 percent vested in their accounts.

                                                                  Schedule 1



                SCHEDULE OF INVESTMENTS HELD AT END OF PLAN YEAR
                    MGI PHARMA, INC. Retirement Savings Plan
                                December 31, 1997
                                   (unaudited)





                                       Number of               Fair Market
Description                          shares/units     Cost        Value
-----------                          ------------  ----------  ------------
Shares of registered
  investment companies:
     Invesco Stable Value                210,030   $  210,030   $  210,030
     Vanguard Group:
     Fixed Income, GNMA                    9,970       99,904      103,992
     Primecap Fund                         7,186      280,672      284,334
     Index 500                               445       38,443       40,109
     World, International Growth          14,371      229,665      235,539
     Fidelity Investments:
     Puritan                              28,859      510,662      559,287

MGI PHARMA, INC. common stock            198,287       34,166      755,951

Participant notes receivable              46,010       46,010       46,010
                                                   -----------   ---------
                  Total                            $1,449,552   $2,235,252
                                                   ===========   =========

                                                              Schedule 2



                             REPORTABLE TRANSACTIONS
                    MGI PHARMA, INC. Retirement Savings Plan
                          Year ended December 31, 1997
                                   (unaudited)


                                        Total       Total   Total Dollar  Total Dollar
                                        Number      Number    Value of      Value      Net Gain
Description                          of Purchases  of Sales  Purchases    of Sales     or (Loss)
--------------                       ------------  -------- ------------ ------------ ----------
Shares of registered investment
 companies:
         Invesco Stable Value               86        10      50,176       24,890        -0-
         Vanguard Group:
         Fixed Income, GNMA                 64         3      30,307        1,394         23
         Primecap Fund                      46         7     280,680        4,612        376
         Index 500                          40         4      38,438        2,378         83
         World, International Growth        83        13     150,091      135,616     (6,428)
         Fidelity Investments:
         Puritan                            89        27     276,552       45,053      3,468
         Retirement Growth                  45        11         -0-      366,578     47,148

MGI PHARMA, INC. common stock               28        11     346,893       32,058     (5,449)

                                   SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:  March 27, 1998 MGI PHARMA, INC.


                                   By     /S/ CHARLES N. BLITZER
                                          ------------------------------------
                                          Charles N. Blitzer, President, Chief
                                          Executive Officer and Director

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

SIGNATURE                 TITLE
---------                 -----
Charles N. Blitzer        President, Chief        )
                          Executive Officer       )
                          (principal executive    )
                          officer) and Director   )
                                                  )
William C. Brown*         Vice President,         )
                          Finance                 )
                          (principal financial    )
                          and accounting officer) )
                                                  )  By /S/ CHARLES N. BLITZER
Frederick W. Armstrong*   Director                )     ------------------------
                                                  )     Charles N. Blitzer
                                                  )     Pro se and as
Charles E. Austin*        Director                )     Attorney-in Fact*
                                                  )
David E. Collins*         Director                )
                                                  )
Hugh E. Miller*           Director                )     Dated:  March 27, 1998
                                                  )
Joseph S. Frelinghuysen*  Director                )
                                                  )
Timothy G. Rothwell*      Director                )
                                                  )
Lee J. Schroeder*         Director                )




       * By Power of Attorney filed with this report as Exhibit 24 hereto.

          INDEPENDENT AUDITORS' REPORT ON FINANCIAL STATEMENT SCHEDULE


The Board of Directors and Stockholders
MGI PHARMA, INC.:


Under date of February 6, 1998, we reported on the balance sheets of MGI PHARMA, INC., as of December 31, 1997 and 1996, and the related statements of operations, cash flows, and stockholders' equity for each of the years in the three-year period ended December 31, 1997, as contained in the 1997 Annual Report to Shareholders. These financial statements and our report thereon are included in the annual report on Form 10-K for the year 1997.
In connection with our audits of the aforementioned financial statements, we also have audited the related financial statement schedule as listed in the accompanying index. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth herein.



                                                   /s/  KPMG Peat Marwick LLP


Minneapolis, Minnesota
February 6, 1998

Schedule II
                                MGI PHARMA, INC.
                        VALUATION AND QUALIFYING ACCOUNTS

                                                        ADDITIONS
                                            ----------------------------------
                                 BALANCE AT              CHARGED TO
                                 BEGINNING    COSTS        OTHER                    BALANCE AT
       DESCRIPTION               OF PERIOD  AND EXPENSES  ACCOUNTS  DEDUCTIONS(1)  END OF PERIOD
------------------------------   ---------- ------------- --------  -------------  -------------
Year ended December 31, 1997
 DEDUCTED FROM ASSET ACCOUNTS:
  ACCOUNTS RECEIVABLE ALLOWANCE   $ 68,254   $214,410   $   --        $198,449       $ 84,215

YEAR ENDED DECEMBER 31, 1996
 DEDUCTED FROM ASSET ACCOUNTS:
  ACCOUNTS RECEIVABLE ALLOWANCE   $160,535   $152,795   $   --        $245,076       $ 68,254

YEAR ENDED DECEMBER 31, 1995
 DEDUCTED FROM ASSET ACCOUNTS:
  ACCOUNTS RECEIVABLE ALLOWANCE   $146,606   $114,157   $   --        $100,228       $160,535

(1) DISCOUNTS BY CUSTOMERS, OR WRITE-OFF OF UNCOLLECTIBLE ACCOUNTS, NET OF RECOVERIES.

                                  EXHIBIT INDEX
                                MGI PHARMA, INC.

                           Annual Report on Form 10-K
                                       For
                          Year Ended December 31, 1997

EXHIBIT
NUMBER   DESCRIPTION
-------  -----------

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

10.8 1997 Stock Incentive Plan (Incorporated by reference to Exhibit 10.8 to the Company's Annual Report on Form 10-K for the year ended December 31,
        1996).

10.9    [Reserved]

10.10 Termination Agreement, dated as of January 1, 1992, with Charles C. Muscoplat (Incorporated by reference to Exhibit 10.9 to the Company's Annual Report on Form 10-K for the year ended December 31, 1994).

10.11 Termination Agreement, dated as of January 1, 1992, with James V. Adam (Incorporated by reference to Exhibit 10.10 to the Company's Annual Report on Form 10-K for the year ended December 31, 1994).

10.12 Termination Agreement, dated as of January 1, 1992, with Lori-jean Gille (Incorporated by reference to Exhibit 10.13 to the Company's Annual Report on Form 10-K for the year ended December 31, 1995.)

10.13 Termination Agreement, dated as of July 10, 1995, with Jon C. Lee (Incorporated by reference to Exhibit 10.14 to the Company's Annual Report on Form 10-K for the year ended December 31, 1995.)

10.14 Termination Agreement, dated as of April 29, 1996, with Charles N. Blitzer (Incorporated by reference to Exhibit 10.16 to the Company's Annual Report on Form 10-K for the year ended December 31, 1996). 10.15 Stock Purchase and Loan Agreement, dated May 14, 1996, between the Company and Charles N. Blitzer (Incorporated by reference to Exhibit
        10.17 to the Company's Annual Report on Form 10-K for the year ended December 31, 1996).

10.15 Stock Purchase and Loan Agreement, dated May 14, 1996, between the Company and Charles N. Blitzer (Incorporated by reference to Exhibit
        10.17 to the Company's Annual Report on Form 10-K for the year ended December 31, 1996).

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

10.21 Sixth Amendment to Office Lease, dated March 21, 1997 between the Company and ALSCOR Investors Joint Venture (Incorporated by reference to
        Exhibit 10.23 to the Company's Annual Report on Form 10-K for the year ended December 31, 1996).

10.22 Trademark License Agreement, dated as of December 31, 1989, between the Company and Norwich Eaton

        Pharmaceutical, Inc. (Incorporated by reference to Exhibit 10.16 to the Company's Annual Report on Form 10-K for the year ended December 31,
        1994).

**10.23 Supply and License Agreement, dated March 19, 1992, among E Merck Fine
        Chemicals Division, EM Industries and the Company (filed herewith).

10.24 Supply Agreement, dated December 21, 1993, between the Company and Boehringer Ingelheim Pharmaceutical, Inc. (Incorporated by reference to
        Exhibit 10.18 to the Company's Annual Report on Form 10-K for the year ended December 31, 1994).

10.25 Development, Marketing and Cooperation Agreement, dated October23, 1995, between the Company and Dainippon Pharmaceutical Co., Ltd. (Incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995).

10.26 Manufacturing Agreement, dated December 12, 1995, between the Company and Global Pharm Inc. (Incorporated by reference to Exhibit 10.25 to the Company's Annual Report on Form 10-K for the year ended December 31,
        1995).

**10.27 Promotion Agreement, dated March 11, 1997, between the Company and
        Schein Pharmaceutical, Inc. (Incorporated by reference to Exhibit 10.29 to the Company's Annual Report on Form 10-K for the year ended December 31, 1996).

11      Computation of Net Income (Loss) Per Common Share (filed herewith).

23      Consent of KPMG Peat Marwick LLP (filed herewith).

24      Powers of Attorney (filed herewith).

27      Financial Data Schedule (filed herewith).

99 Cautionary Statements under the Private Securities Litigation Reform Act of 1995 (filed herewith).

**      Pursuant to Rule 24b-2 of the Securities Exchange

        Act of 1934, as amended, confidential portions of Exhibits 10.23 and
        10.27 have been deleted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment.