Form 10-Q
period 1998-03-31
MGI PHARMA INC
filed 1998-05-11
CIK 702131

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q


(Mark One)
  [X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended   MARCH 31, 1998
                               -------------------
                                       OR

  [ ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________________ to ____________________

Commission File Number:   0-10736

                                MGI PHARMA, INC.
             (Exact name of registrant as specified in its charter)

             Minnesota                                41-1364647
---------------------------------------     -------------------------------
 (State or other jurisdiction of)           (I.R.S. employer identification
  incorporation or organization)                         number)

         Suite 300E, Opus Center
           9900 Bren Road East
       Minnetonka, Minnesota 55343                     (612) 935-7335
  ---------------------------------------       -------------------------------
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
 Yes _X_ No ___


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

    Common Stock, $.01 par value                     14,296,101 shares
    ----------------------------              ----------------------------
              (Class)                         (Outstanding at May 8, 1998)

                                MGI PHARMA, INC.

                                 FORM 10-Q INDEX


                                                                           Page
                                                                          Number
                                                                          ------
PART I.           FINANCIAL INFORMATION

     Item 1.          Financial Statements (Unaudited)

                         Balance Sheets - March 31, 1998
                         and December 31, 1997

                         Statements of Operations - Three Months
                         Ended March 31, 1998 and 1997

                         Statements of Cash Flows - Three Months
                         Ended March 31, 1998 and 1997

                         Notes to Financial Statements

     Item 2.          Management's Discussion and Analysis of
                      Financial Condition and Results of Operations


PART II.              OTHER INFORMATION

     Item 5.             Other Information

     Item 6.             Exhibits and Reports on Form 8-K


SIGNATURES

                         PART I - FINANCIAL INFORMATION


Item 1. Financial Statements

                                MGI PHARMA, INC.

                                 BALANCE SHEETS

                                   (Unaudited)


                                                      March 31,     December 31,
                                                        1998             1997
                                                     -----------     -----------
ASSETS

Current assets:
  Cash and cash equivalents                          $ 3,816,718     $ 7,057,091
  Short-term investments                               9,948,778       7,998,832
  Receivables, less allowances of $91,127
    and $84,215                                        1,799,723       1,073,993
  Inventories                                            731,903         838,058
  Prepaid expenses                                       157,448         184,280
                                                     -----------     -----------

     Total current assets                             16,454,570      17,152,254

Equipment and furniture, at cost
  less accumulated depreciation of
  $868,685 and $808,720                                  704,232         618,862

Other assets                                             459,144         419,904
                                                     -----------     -----------

Total assets                                         $17,617,946     $18,191,020
                                                     ===========     ===========



(Continued)

BALANCE SHEETS
(Unaudited)
Page 2

                                                   March 31,       December 31,
                                                     1998              1997
                                                ------------       ------------
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                              $    640,302       $    384,428
  Accrued expenses                                 1,896,899          2,331,016
  Deferred revenue                                      --              450,000
  Other current liabilities                           42,027              6,255
                                                ------------       ------------

     Total current liabilities                     2,579,228          3,171,699
                                                ------------       ------------

Stockholders' equity:
  Common stock, $.01 par value,
    30,000,000 authorized shares,
    14,232,396 and 14,195,563
    Issued shares                                    142,324            141,956
  Additional paid-in capital                      89,338,651         89,222,575
  Notes receivable from officers                    (102,575)          (102,575)
  Accumulated deficit                            (74,339,682)       (74,242,635)
                                                ------------       ------------

     Total stockholders' equity                   15,038,718         15,019,321
                                                ------------       ------------

Total liabilities and
  Stockholders' equity                          $ 17,617,946       $ 18,191,020
                                                ============       ============

-------------------------------------
See accompanying notes to financial statements.

                                MGI PHARMA, INC.

                            STATEMENTS OF OPERATIONS

                                   (Unaudited)


                                                       Three Months Ended
                                                            March 31,
                                                 ------------------------------
                                                    1998               1997
                                                 ------------      ------------

Revenues:
  Sales                                          $  2,628,952      $  2,190,390
  Promotion                                           375,000              --
  Licensing                                           571,160           454,929
  Interest and other                                  186,645           233,868
                                                 ------------      ------------

                                                    3,761,757         2,879,187
                                                 ------------      ------------

Costs and Expenses:
  Cost of sales                                       207,141           237,052
  Selling, general and administrative               2,414,255         2,116,341
  Research and development                          1,237,408         1,061,597
                                                 ------------      ------------
                                                    3,858,804         3,414,990
                                                 ------------      ------------

Net loss                                         $    (97,047)     $   (535,803)
                                                 ============      ============



Net loss per common share (a)                    $      (0.01)     $      (0.04)


Weighted average number of
  common shares outstanding                        14,207,435        14,089,380


(a) Basic and diluted per share amounts are identical as the effect of potential common shares is antidilutive.


-------------------------------------
See accompanying notes to financial statements.

                                MGI PHARMA, INC.

                            STATEMENTS OF CASH FLOWS

                                   (Unaudited)


                                                    Three Months Ended March 31,
                                                    ---------------------------
                                                       1998             1997
                                                    -----------     -----------
OPERATING ACTIVITIES:
Net loss                                            $   (97,047)    $  (535,803)
Adjustments for non-cash items:
  Depreciation                                           59,965          28,496
  Benefit plan contribution                              34,941          35,356
Change in operating assets and liabilities:
  Receivables                                          (725,730)       (321,998)
  Inventories                                           106,155         134,273
  Prepaid expenses                                       26,832        (141,244)
  Accounts payable and accrued expenses                (186,367)     (1,363,928)
  Deferred revenue                                     (450,000)           --
  Other current liabilities                              35,772          43,233
                                                    -----------     -----------

Net cash used in operating activities                (1,195,479)     (2,121,615)
                                                    -----------     -----------

INVESTING ACTIVITIES:
  Purchase of investments                            (5,877,268)     (7,755,589)
  Maturity of investments                             3,927,321       7,777,030
  Purchase of equipment and furniture                  (145,335)       (315,835)
  Payments on notes receivable                             --             2,358
  Other                                                 (39,240)          2,805
                                                    -----------     -----------
Net cash used in investing
  activities                                         (2,134,522)       (289,231)
                                                    -----------     -----------

FINANCING ACTIVITIES:
  Issuance of shares under stock
    plans                                                89,628          24,772
                                                    -----------     -----------
Net cash provided by financing
  activities                                             89,628          24,772
                                                    -----------     -----------
Decrease in cash and cash equivalents                (3,240,373)     (2,386,074)

Cash and cash equivalents at
  beginning of period                                 7,057,091       8,220,569
                                                    -----------     -----------

Cash and cash equivalents at
  end of period                                     $ 3,816,718     $ 5,834,495
                                                    ===========     ===========

----------------------------------
See accompanying notes to financial statements.

                                MGI PHARMA, INC.

                          NOTES TO FINANCIAL STATEMENTS

                                   (Unaudited)

 (1)     Basis of Presentation

MGI PHARMA, INC. (MGI or the company) is a pharmaceutical company that acquires, develops and markets differentiated specialty pharmaceutical and medical products for therapeutic markets of unmet need. MGI's current product portfolio is comprised of products that address special needs in the fields of oncology and rheumatology, however, the company plans to expand its scope as it grows its business. The company markets its products to physicians throughout the United States, with sales made to pharmaceutical wholesalers for distribution to the ultimate consumers of company products. Sales of Salagen(R) Tablets account for the majority of company sales. The company is commercializing its products outside the United States through various alliances, and has agreements with several international pharmaceutical companies to commercialize Salagen(R) Tablets outside the U.S., including the major markets of Europe, Japan and Canada. Current product development efforts include clinical and preclinical studies for MGI 114, the lead compound in a family of promising anti-cancer analogs, and continued clinical support of INFeD(R) and Salagen(R) Tablets. Exclusive Japanese rights to MGI 114 and the other acylfulvene analogs were granted to Dainippon Pharmaceutical Co., Ltd. under a cooperative development and commercialization agreement in 1995.

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal, recurring adjustments) considered necessary for fair presentation have been included. Interim results may not be indicative of annual results. For further information, refer to the financial statements and footnotes included in the company's report on Form 10-K for the year ended December 31, 1997.

(2)      Loss Per Common Share

For each period presented, basic and diluted loss per share amounts are identical, as the effect of potential common shares is antidilutive.


(3)      Short-Term Investments

Because the company has the intent and ability to hold its investments to maturity, they are considered held-to-maturity investments. As such, they are stated at amortized cost, which approximates estimated fair value. Held-to-maturity investments at March 31, 1998, are summarized in the following table:

         Commercial paper                                  $ 6,878,903
         European certificates of deposit                    2,058,792
         Medium-term notes                                   1,011,083
                                                            ----------
                                                           $ 9,948,778


(4)      Inventories

Inventories at March 31, 1998 and December 31, 1997 are summarized as follows:

                                                     1998               1997
                                                   --------           --------
                  Raw materials and supplies       $ 12,436           $ 12,436
                  Work in process                   635,130            662,337
                  Finished products                  84,337            163,285
                                                    -------            -------
                                                   $731,903           $838,058
                                                    =======            =======

Inventories are stated at the lower of cost or market. Cost is determined on a first-in, first-out basis.


(5)      Accrued Expenses

Accrued expenses at March 31, 1998, and December 31, 1997, are summarized in the following table:

                                                          1998            1997
                                                       ---------       ---------
                  Product development commitments     $  353,772      $  368,248
                  Product return accrual                 340,714         305,044
                  Bonuses                                199,503         489,000
                  Inventory in process                   194,843         194,843
                  Retirement plan contribution            54,461         177,249
                  Other accrued expenses                 753,606         796,632
                                                       ---------       ---------
                                                      $1,896,899      $2,331,016
                                                       =========       =========

(6)      Promotion Revenue

In March 1998, the company amended its promotion agreement with Schein Pharmaceutical, Inc. for the promotion of INFeD(R) (iron dextran injection). Under the terms of this amendment, a minimum promotion fee was set at $125,000 per quarter from July 1, 1997, to December 31, 1998, resulting in the recognition of $375,000 of promotion revenue in the first quarter of 1998.

(7)      Stock Incentive Plans

Under stock incentive plans, designated persons (including officers, directors and employees) are granted rights to acquire company common stock. These rights include stock options and other equity rights. At March 31, 1998, 3,279,226 shares of common stock remain reserved for issuance, of which 913,345 remain available for grant. Options to purchase 2,365,881 shares of common stock were outstanding, of which 1,222,996 were exercisable. Options outstanding had a weighted average exercise price of $6.04 per share.

Loans to officers were made to facilitate the purchase of company stock. The loans are full recourse, unsecured obligations. At March 31, 1998, $102,575 of principal remains outstanding, which is payable upon demand.


(8)      Stockholders' Equity

Changes in selected stockholders' equity accounts were as follows:

                                          Common stock           Additional  Notes receivable
                                     -------------------------     paid-in        from
                                        Shares      Par value      capital      officers
                                     -----------   -----------   -----------   -----------
THREE MONTHS ENDED MARCH 31, 1997:
Balance at December 31, 1996          14,081,574   $   140,816   $88,789,495   $  (104,933)
Exercise of stock options                  5,675            57        24,715          --
Employee retirement savings
  plan contribution                        4,416            44        20,532          --
Note payments                               --            --            --           2,358
                                     -----------   -----------   -----------   -----------

Balance at March 31, 1997             14,091,665   $   140,917   $88,834,742   $  (102,575)
                                     ===========   ===========   ===========   ===========

THREE MONTHS ENDED MARCH 31, 1998:
Balance at December 31, 1997          14,195,563   $   141,956   $89,222,575   $  (102,575)
Exercise of stock options                 29,800           298        89,330          --
Employee retirement savings
  plan contribution                        7,033            70        26,746          --
                                     -----------   -----------   -----------   -----------

Balance at March 31, 1998             14,232,396   $   142,324   $89,338,651   $  (102,575)
                                     ===========   ===========   ===========   ===========

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Overview

MGI PHARMA, INC. (MGI or the company) is a pharmaceutical company that acquires, develops and markets differentiated specialty pharmaceutical and medical products for therapeutic markets of unmet need. MGI's current product portfolio is comprised of products that address special needs in the fields of oncology and rheumatology, however, the company plans to expand its scope as it grows its business. The company markets its products to physicians throughout the United States, with sales made to pharmaceutical wholesalers for distribution to the ultimate consumers of company products. Sales of Salagen(R) Tablets account for the majority of company sales. The company is commercializing its products outside the United States through various alliances, and has agreements with several international pharmaceutical companies to commercialize Salagen(R) Tablets outside the U.S., including the major markets of Europe, Japan and Canada. Current product development efforts include clinical and preclinical studies for MGI 114, the lead compound in a family of promising anti-cancer analogs, and continued clinical support of INFeD(R) and Salagen(R) Tablets. Exclusive Japanese rights to MGI 114 and the other acylfulvene analogs were granted to Dainippon Pharmaceutical Co., Ltd. under a cooperative development and commercialization agreement in 1995.



Results of Operations

The company's net loss of $97,047 in the 1998 first quarter compares with a net loss of $535,803 in the 1997 first quarter. The smaller 1998 net loss was due to a 31% increase in total revenues compared to a 13% increase in total costs and expenses.

Sales revenue increased 20% from $2,190,390 in the 1997 first quarter to $2,628,952 in the 1998 first quarter. The 1998 increase reflects increased sales of Salagen(R) Tablets. Sales revenues were flat from the 1997 third quarter to the 1998 first quarter. Approval of Salagen(R) Tablets during February 1998 as a treatment for Sjogren's Syndrome symptoms, and its subsequent launch in April 1998, should increase demand for the product. Future MGI sales revenues may fluctuate from quarter to quarter, due to periodic adjustments in wholesale buying patterns.

Cost of sales as a percent of sales was 8% in the 1998 first quarter, compared to 11% in the 1997 first quarter due to a shift in the mix of product sales in 1998 toward high margin U.S. sales of Salagen(R) Tablets. This resulted in a 13% decrease in cost of sales from $237,052 in the 1997 first quarter to $207,141 in the 1998 first quarter, despite increased product sales from 1997 to 1998. Management believes that cost of sales as a percent of sales of approximately 10% should continue for its current products.

In March 1998, the company amended its promotion agreement with Schein Pharmaceutical, Inc. for the promotion of INFeD(R) (iron dextran injection). Under the terms of this amendment, a minimum promotion fee was set at $125,000 per quarter from July 1, 1997, to December 31, 1998, resulting in the recognition of $375,000 of promotion revenue in the first quarter of 1998.

Licensing revenue increased 26% from $454,929 in the 1997 first quarter to $571,160 in the 1998 first quarter. The increase is primarily due to increased royalties from international Salagen(R) Tablets activities and a scheduled increase in milestone payments from Dainippon. Future licensing revenues will likely fluctuate between years and from one quarter to the next depending on the achievement of milestones by the company's partners, their level of recurring royalty generating activities, and the timing of initiating additional licensing relationships.

Interest and other income decreased 20% from $233,868 in the 1997 first quarter to $186,645 in the 1998 first quarter, due to a decrease in the average amount of funds available for investment and a decrease in the yield on investments. Until the company achieves positive cash flow, funds available for investments will continue to decline. Interest income would correspondingly decline, assuming yields remain constant.

Selling, general and administrative expenses increased 14% from $2,116,341 in the 1997 first quarter to $2,414,255 in the 1998 first quarter. The 1998 increase was due to increased selling costs in preparation for the April 1, 1998 launch of Salagen( Tablets as a treatment for Sjogren's Syndrome symptoms.

Research and development expense increased 17% from $1,061,597 in the 1997 first quarter to $1,237,408 in the 1998 first quarter. The 1998 increase reflects increased spending for the development of MGI 114, the lead acylfulvene analog, and decreased spending for Salagen( Tablets in conjunction with submission of a supplemental New Drug Application (sNDA) to the U.S. Food and Drug Administration during the 1997 first quarter. Research and development spending is expected to increase in 1998 as MGI 114 enters the next stage of clinical development.

Liquidity and Capital Resources

At March 31, 1998, the company had cash and cash equivalents and investments of $13,765,496 and working capital of $13,875,342 compared to $15,055,923 and
$13,980,555, respectively, at December 31, 1997. During the three month period ended March 31, 1998, the company used cash of $1,195,479 to fund its operating activities.

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

The company has considered the effect of Year 2000 computer processing issues on its internal computer systems and applications, and its external relationships. The Year 2000 issue results from computer programs using two digits rather than four digits to define the applicable year. Due to recent and ongoing upgrading of these information systems for other business purposes, Year 2000 issues are not expected to have a material affect on the company's business, financial position, or results of operations.


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

Item 6.  Exhibits and Reports on Form 8-K

(a)      LISTING OF EXHIBITS:

        *10   First Amendment to Promotion Agreement, dated March  24, 1998, between the company and Schein Pharmaceutical, Inc.
         11   Computation of Net Loss Per Common Share
         27   Financial Data Schedule
         99   Cautionary Statements

(b)      REPORTS ON FORM 8-K

         There were no reports on Form 8-K filed during the three months ended March 31, 1998.


        *Pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended, confidential portions of Exhibit 10 have been deleted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          MGI PHARMA, INC.


Date: May 8, 1998                         By: /s/ William C. Brown
                                              --------------------
                                              William C. Brown, Vice President,
                                              Finance (principal financial and
                                              accounting officer)

                                MGI PHARMA, INC.

                          Quarterly Report on Form 10-Q
                                     for the
                          Quarter Ended March 31, 1998

                                  EXHIBIT INDEX

 Exhibit
 Number                     Description
 ------                     -----------


 *10 First Amendment to Promotion Agreement, dated March 24, 1998, between the company and Schein Pharmaceutical, Inc.

  11              Computation of Net Loss per Common Share

  27              Financial Data Schedule

  99              Cautionary Statements


    *Pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended, confidential portions of Exhibit 10 have been deleted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment.