Form 10-Q
period 1998-06-30
MGI PHARMA INC
filed 1998-08-12
CIK 702131

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C.  20549

                                   FORM 10-Q

(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


     For the quarterly period ended JUNE 30, 1998
                                    ---------------
                                          OR

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


For the transition period from ____________ to _____________

Commission File Number:  0-10736
                         -------

                                MGI PHARMA, INC.
                                ----------------
             (Exact name of registrant as specified in its charter)

            Minnesota                                      41-1364647
-------------------------------                 --------------------------------
(State or other jurisdiction of                 (I.R.S. employer identification
 incorporation or organization)                              number)

   Suite 300E, Opus Center
     9900 Bren Road East                                 (612) 935-7335
  Minnetonka, Minnesota 55343
-------------------------------                 --------------------------------
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

Yes [X] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

 Common Stock, $.01 par value                           14,450,426 shares
-------------------------------                 --------------------------------
           (Class)                              (Outstanding at August 11, 1998)

                                MGI PHARMA, INC.

                                FORM 10-Q INDEX



                                                                       Page
                                                                      Number
                                                                      ------
PART I.   FINANCIAL INFORMATION

  Item 1.   Financial Statements (Unaudited)

              Balance Sheets - June 30, 1998
              and December 31, 1997

              Statements of Operations - Three Months and
              Six Months Ended June 30, 1998 and 1997

              Statements of Cash Flows - Six Months
              Ended June 30, 1998 and 1997

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

  Item 6.     Exhibits and Reports on Form 8-K


SIGNATURES

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements
----------------------------

                                MGI PHARMA, INC.

                                 BALANCE SHEETS

                                  (unaudited)


                                        June 30,    December 31,
                                          1998          1997
                                      ------------  ------------
ASSETS
------

Current assets:
  Cash and cash equivalents            $ 4,007,799   $ 7,057,091
  Short-term investments                10,505,095     7,998,832
  Receivables, less allowances of
    $97,155 and $84,215                  1,696,785     1,073,993
  Inventories                              627,779       838,058
  Prepaid expenses                         147,954       184,280
                                       -----------   -----------

     Total current assets               16,985,412    17,152,254

Equipment and furniture, at cost
  less accumulated depreciation of
  $933,092 and $808,720                    646,331       618,862

Other assets                               460,385       419,904
                                       -----------   -----------

Total assets                           $18,092,128   $18,191,020
                                       ===========   ===========


(Continued)

BALANCE SHEETS
(Unaudited)
Page 2


                                          June 30,     December 31,
                                            1998           1997
                                        ------------   ------------
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                      $    248,169   $    384,428
  Accrued expenses                         1,903,191      2,331,016
  Deferred revenue                                --        450,000
  Other current liabilities                    9,002          6,255
                                        ------------   ------------

     Total current liabilities             2,160,362      3,171,699
                                        ------------   ------------

Stockholders' equity:
  Common stock, $.01 par value,
    30,000,000 authorized shares,
    14,444,409 and 14,195,563
    Issued shares                            144,444        141,956
  Additional paid-in capital              90,254,878     89,222,575
  Notes receivable from officers             (56,999)      (102,575)
  Accumulated deficit                    (74,410,557)   (74,242,635)
                                        ------------   ------------

     Total stockholders' equity           15,931,766     15,019,321
                                        ------------   ------------

Total liabilities and
  stockholders' equity                  $ 18,092,128   $ 18,191,020
                                        ============   ============

------------------------------------

See accompanying notes to financial statements.

                                MGI PHARMA, INC.

                            STATEMENTS OF OPERATIONS

                                  (Unaudited)

                               Three Months Ended           Six Months Ended
                                    June 30,                    June 30,
                           --------------------------  --------------------------
                               1998          1997          1998          1997
                           ------------  ------------  ------------  ------------

Revenues:
  Sales                    $ 3,260,293   $ 1,997,401   $ 5,889,245   $ 4,187,791
  Promotion                    125,000            --       500,000            --
  Licensing                    643,610       520,306     1,214,770       975,235
  Interest and other           200,498       233,912       387,143       467,780
                           -----------   -----------   -----------   -----------
                             4,229,401     2,751,619     7,991,158     5,630,806
                           -----------   -----------   -----------   -----------


Costs and Expenses:
  Cost of sales                293,364       154,381       500,505       391,433
  Selling, general and
    administrative           2,649,550     2,036,426     5,063,805     4,152,767
  Research
    and development          1,357,362     1,383,592     2,594,770     2,445,189
                           -----------   -----------   -----------   -----------
                             4,300,276     3,574,399     8,159,080     6,989,389
                           -----------   -----------   -----------   -----------

Net loss                   $   (70,875)  $  (822,780)  $  (167,922)  $(1,358,583)
                           ===========   ===========   ===========   ===========

Net loss per
  common share (a)              $(0.00)       $(0.06)       $(0.01)       $(0.10)

Weighted average number
  of common shares
    outstanding             14,325,735    14,099,459    14,268,708    14,094,447

(a) Basic and diluted per share amounts are identical as the effect of potential common shares is antidilutive.



See accompanying notes to financial statements.

                                MGI PHARMA, INC.

                            STATEMENTS OF CASH FLOWS

                                  (Unaudited)


                                                Six Months Ended June 30,
                                               ---------------------------
                                                   1998          1997
                                               ------------  -------------

OPERATING ACTIVITIES:
Net loss                                         ($167,922)   ($1,358,583)
Adjustments for non-cash items:
  Depreciation                                     124,372         75,994
  Benefit plan contribution                         65,937         66,864
Change in operating assets and liabilities:
  Receivables                                     (622,792)        90,479
  Inventories                                      210,279        178,370
  Prepaid expenses                                  36,326       (158,321)
  Accounts payable and accrued expenses           (568,262)    (1,693,012)
  Deferred revenue                                (450,000)            --
  Other current liabilities                          2,747             96
                                               -----------   ------------

Net cash used in operating activities           (1,369,315)    (2,798,113)
                                               -----------   ------------

INVESTING ACTIVITIES:
  Purchase of investments                       (9,300,497)    (8,726,614)
  Maturity of investments                        6,794,234     10,491,936
  Purchase of equipment and furniture             (151,841)      (406,191)
  Payments on notes receivable                      45,576          2,358
  Other                                            (40,481)         1,564
                                               -----------   ------------
Net cash provided by (used in) investing
  activities                                    (2,653,009)     1,363,053
                                               -----------   ------------

FINANCING ACTIVITIES:
  Issuance of shares under stock
    plans                                          973,032        105,119
                                               -----------   ------------
Net cash provided by financing
  activities                                       973,032        105,119
                                               -----------   ------------
Decrease in cash and cash equivalents           (3,049,292)    (1,329,941)

Cash and cash equivalents at
  beginning of period                            7,057,091      8,220,569
                                               -----------   ------------

Cash and cash equivalents at
  end of period                                $ 4,007,799   $  6,890,628
                                               ===========   ============

__________________________________
See accompanying notes to financial statements.

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

(2)  Loss Per Common Share
     ---------------------

For each period presented, basic and diluted loss per share amounts are identical, as the effect of potential common shares is antidilutive.


(3)  Short-Term Investments
     ----------------------

Because the company has the intent and ability to hold its investments to maturity, they are considered held-to-maturity investments. As such, they are stated at amortized cost, which approximates estimated fair value. Held-to-maturity investments at June 30, 1998 and December 31, 1997 are summarized in the following table:

                                       1998         1997
                                    -----------  -----------
Commercial paper                    $ 7,392,514   $5,035,698
European certificates of deposit      2,087,590    2,091,522
Medium-term notes                     1,024,991      871,612
                                    -----------   ----------
                                    $10,505,095   $7,998,832
                                    ===========   ==========


(4)  Inventories
     -----------

Inventories at June 30, 1998 and December 31, 1997 are summarized as follows:

                                1998      1997
                              --------  --------
Raw materials and supplies    $ 18,140  $ 12,436
Work in process                327,531   662,337
Finished products              282,108   163,285
                              --------  --------
                              $627,779  $838,058
                              ========  ========

Inventories are stated at the lower of cost or market. Cost is determined on a first-in, first-out basis.


(5)  Accrued Expenses
     ----------------

Accrued expenses at June 30, 1998, and December 31, 1997, are summarized in the following table:

                                                1998       1997
                                             ----------  ---------
          Product development commitments    $  384,856   $368,248
          Product return accrual                341,523    305,044
          Bonuses                               336,105    489,000
          Medicaid accrual                      112,472    110,526
          Inventory in process                  110,000    194,843
          Retirement plan contribution           98,163    177,249
          Other accrued expenses                520,072    686,106
                                             ---------- ----------
                                             $1,903,191 $2,331,016
                                             ========== ==========

(6)  Promotion Revenue
     -----------------

In March 1998, the company amended its promotion agreement with Schein Pharmaceutical, Inc. for the promotion of INFeD(R) (iron dextran injection). Under the terms of this amendment, a minimum promotion fee was set at $125,000 per quarter from July 1, 1997, to December 31, 1998.

(7)  Stock Incentive Plans
     ---------------------

Under stock incentive plans, designated persons (including officers, directors and employees) are granted rights to acquire company common stock. These rights include stock options and other equity rights. At June 30, 1998, 3,101,834 shares of common stock remain reserved for issuance, of which 853,645 remain available for grant. Options to purchase 2,248,189 shares of common stock were outstanding, of which 1,127,079 were exercisable. Options outstanding had a weighted average exercise price of $6.22 per share.

Loans to officers were made to facilitate the purchase of company stock. The loans are full recourse, unsecured obligations. At June 30, 1998, $56,999 of principal remains outstanding, which is payable upon demand.

(8)    Stockholders' Equity
       --------------------

Changes in selected stockholders' equity accounts were as follows:

                                                                                  Notes
                                             Common stock       Additional      receivable
                                         ---------------------    paid-in          from
                                           Shares    Par value    capital        officers
                                         ----------  ---------  -----------    -----------
SIX MONTHS ENDED JUNE 30, 1997:
Balance at December 31, 1996             14,081,574   $140,816  $88,789,495     $(104,933)
Exercise of stock options                     5,675         57       24,715            --
Employee retirement savings
  plan contribution                          12,859        128       55,803            --
Employee stock purchase plan                 26,962        270       80,078            --
Note payments                                    --         --           --         2,358
                                         ----------   --------  -----------     ---------
Balance at June 30, 1997                 14,127,070   $141,271  $88,950,091     $(102,575)
                                         ==========   ========  ===========     =========

SIX MONTHS ENDED JUNE 30, 1998:
Balance at December 31, 1997             14,195,563   $141,956  $89,222,575     $(102,575)
Exercise of stock options                   217,192      2,172      902,476            --
Employee retirement savings
  plan contribution                          11,541        115       61,644            --
Employee stock purchase plan                 20,113        201       68,183            --
Note payments                                    --         --           --        45,576
                                         ----------   --------  -----------     ---------

Balance at June 30, 1998                 14,444,409   $144,444  $90,254,878     $ (56,999)
                                         ==========   ========  ===========     =========

(9) Subsequent Event
    ----------------

On July 14, 1998, the company's board of directors adopted a shareholder rights plan declaring a dividend of one right for each share of common stock held as of the close of business on July 27, 1998. The rights may be exercised by shareholders (other than a potential acquirer) only following an acquisition or the announcement of a tender offer by the acquirer, without prior approval by the company's board of directors, of 15 percent or more of the common stock. After a potential acquirer purchases at least 15 percent of the outstanding common stock, shareholders may exercise the rights to purchase shares of common stock, or in some cases cash, property or other security of the company or shares of the acquirer's common stock, at a 50 percent discount from the market price.

The rights are redeemable for $.01 per right at any time prior to a potential acquirer purchasing 15 percent or more of the outstanding common stock. The rights expire on July 14, 2008.

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



Results of Operations
---------------------

The company's net loss of $70,875 in the 1998 second quarter compares with a net loss of $822,780 in the 1997 second quarter. The 1998 first half net loss of $167,922 compares with the 1997 first half net loss of $1,358,583. The smaller 1998 net losses were due to increases in total revenues of 54% and 42% for the quarter and first half, respectively, compared to increases in total costs and expenses of 20% and 17% for the quarter and first half, respectively.

Sales revenue increased 63% from $1,997,401 in the 1997 second quarter to $3,260,293 in the 1998 second quarter, and increased 41% from $4,187,791 in the 1997 first half to $5,889,245 in the 1998 first half. The increases reflect increased sales of Salagen(R) Tablets resulting from broader demand following the April 1 marketing launch of Salagen(R) Tablets for the treatment of Sjogren's syndrome symptoms, a second indication for the drug that was approved by the U.S. FDA in February 1998. Sales revenues increased 24% from the 1998 first quarter to the 1998 second quarter. Future MGI sales revenues may fluctuate from quarter to quarter, due to periodic adjustments in wholesale buying patterns.

Cost of sales increased 90% from $154,381 in the 1997 second quarter to $293,364 in the 1998 second quarter, and increased 28% from $391,433 in the 1997 first half to $500,505 in the 1998 first half. The increases are primarily due to increased sales in 1998. Management believes that cost of sales as a percent of sales of approximately 10% should continue for its current products.

In March 1998, the company amended its promotion agreement with Schein Pharmaceutical, Inc. for the promotion of INFeD(R) (iron dextran injection). Under the terms of this amendment, a minimum promotion fee was set at $125,000 per quarter from July 1, 1997, to December 31, 1998, resulting in the recognition of $500,000 of promotion revenue through the end of the second quarter of 1998.

Licensing revenue increased 24% from $520,306 in the 1997 second quarter to $643,610 in the 1998 second quarter, and increased 25% from $975,235 in the 1997 first half to $1,214,770 in the 1998 first half. The increases are primarily due to increased royalties from international Salagen(R) Tablets activities and a scheduled increase in quarterly payments from Dainippon. Future licensing revenues will likely fluctuate between years and from one quarter to the next depending on the achievement of milestones by the company's partners, their level of recurring royalty generating activities, and the timing of initiating additional licensing relationships.

Interest and other income decreased 14% from $233,912 in the 1997 second quarter to $200,498 in the 1998 second quarter, and decreased 17% from $467,780 in the 1997 first half to $387,143 in the 1998 first half. The decreases are due to a lower average amount of funds available for investment and a decrease in the yield on investments. Until the company achieves and maintains positive cash flow, funds available for investments will continue to decline. Interest income would correspondingly decline, assuming yields remain constant.

Selling, general and administrative expenses increased 30% from $2,036,426 in the 1997 second quarter to $2,649,550 in the 1998 second quarter, and increased 22% from $4,152,767 in the 1997 first half to $5,063,805 in the 1998 first half. The increases result from increased selling and promotion costs in conjunction with the April 1, 1998 launch of Salagen( Tablets as a treatment for Sjogren's syndrome symptoms.

Research and development expense decreased 2% from $1,383,592 in the 1997 second quarter to $1,357,362 in the 1998 second quarter, but increased 6% from $2,445,189 in the 1997 first half to $2,594,770 in the 1998 first half. The essentially flat spending from 1997 to 1998 reflects the changing nature of development efforts across time periods, including increased spending for the development of MGI 114, the lead acylfulvene analog, and decreased spending for Salagen( Tablets following the February 1997 submission of a supplemental New Drug Application (sNDA) to the U.S. Food and Drug Administration. Research and development spending is expected to increase in the second half of 1998 as MGI 114 begins to move into the next stage of clinical development.

Liquidity and Capital Resources
-------------------------------

At June 30, 1998, the company had cash and cash equivalents and investments of $14,512,894 and working capital of $14,825,050 compared to $15,055,923 and
$13,980,555, respectively, at December 31, 1997. During the six month period ended June 30, 1998, the company used cash of $1,369,315 to fund its operating activities, and received cash of $973,032 from its financing activities.

Cash in excess of current operating needs is invested in marketable securities in accordance with the company's investment policy. This policy emphasizes principal preservation, so it requires strong issuer credit ratings and limits the amount of credit exposure from any one issuer or industry.

Substantial amounts of capital are required for pharmaceutical development and commercialization efforts. For continued development and commercialization of MGI 114, Salagen(R) Tablets and prospective products acquired from the company's product acquisition strategy, the company plans to utilize cash provided from the growth in sales of Salagen(R) Tablets, collaborative arrangements and existing liquid assets. If these sources of capital are insufficient, the company will seek other sources of funding, including additional equity or debt issuances, or it will manage the pace of developing its product candidates.

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


Cautionary Statement
--------------------

This Form 10-Q contains forward-looking statements within the meaning of federal securities laws. These statements include statements regarding intent, belief, or current expectations of the Company and its management. These forward-looking statements are not guarantees of future performance and involve a number of risks and uncertainties that may cause the Company's actual results to differ materially from the results discussed in these statements. Factors that might cause such differences include, but are not limited to, dependence on sales of Salagen(R) Tablets, level of clinical success with MGI 114, dependence on a license acquisition strategy, uncertainty of strategic alliances, and other risks and uncertainties detailed from time to time in the Company's filings with the Securities and Exchange Commission, including Exhibit 99 to this Form 10-Q.

                                MGI PHARMA, INC.

                           PART II - OTHER INFORMATION


Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

The Company held its Annual Meeting of Shareholders on May 12, 1998 and sufficient favorable votes were cast to approve all management proposals as follows:

            * Election of management's entire slate of seven directors by the following vote tallies:
                                           For     Withhold
                                       ----------  --------
            Charles N. Blitzer         11,870,410    66,348
            Andrew J. Ferrara          11,870,210    66,548
            Joseph S. Frelinghuysen    11,870,410    66,348
            Michael E. Hanson          11,870,210    66,548
            Hugh E. Miller             11,870,410    66,348
            Timothy G. Rothwell        11,825,110   111,648
            Lee J. Schroeder           11,870,410    66,348

            * Approval of amendments to the Company's Amended and Restated Employee Stock Purchase Plan by a vote of 11,404,655 for, 475,674 against, and 56,429 abstaining.

            * Ratification of independent auditors by a vote of 11,687,745 for, 214,343 against, and 34,670 abstaining.

Item 5. Other Information
--------------------------

A.   BYLAW AMENDMENTS
     ----------------

     On July 14, 1998, the Board of Directors amended the Company's Bylaws to include provisions governing the introduction of proposals and nomination of persons for election as a director of the Company. As amended the Bylaws provide that any shareholder desiring to introduce a proposal or to nominate a person for director at a regular meeting of the shareholders must (i) have been a shareholder of record at the time of giving of notice as provided for in the bylaws, (ii) be entitled to vote at the meeting and
     (iii) have given prior notice of the matter, which must otherwise be a proper matter for shareholder action, in the manner provided for in the Bylaws. The amended Bylaws also provide that, if a shareholder desires to introduce a proposal or to nominate a person for director at a regular meeting of the shareholders, written notice of such business must be received by the Company not less than 120 days before the date that is one year after the date of the Company's proxy statement for the prior year's regular meeting. If the Company does not receive timely notice, the business may be excluded from consideration at the meeting. This advance notice provision supersedes the statutory notice period in revised Rule 14a- 4(c)(1) of the federal proxy rules which addresses the discretionary proxy voting authority of the Board of Directors in connection with such shareholder business. The foregoing description of the amended Bylaws is qualified in its entirety by reference to the full text of the Company's Bylaws, as amended, filed as Exhibit 3.1 hereto and incorporated by reference herein.

     Based on the Bylaws, as amended, if a shareholder desires to make a proposal or nominate a person for election as a director at the 1999 Annual Meeting of Shareholders (and such business is not the subject of a shareholder proposal timely submitted for inclusion in the proxy statement), written notice of such business containing the information required under the Company's Bylaws must be received by the Company at its principal executive office on or before December 7, 1998.

B.   CAUTIONARY STATEMENTS
     ---------------------

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

Item 6. Exhibits and Reports on Form 8-K
-----------------------------------------

A.   LISTING OF EXHIBITS
     -------------------

     3.1  Restated Bylaws

     4.1  Specimen Stock Certificate

     4.2 Rights Agreement, dated as of July 14, 1998, between the company and Norwest Bank Minnesota, N.A., as rights agent (including the form of Right Certificate attached as Exhibit B thereto)(Incorporated by reference to Exhibit 1 to the company's Registration Statement on Form 8-A, filed July 15, 1998).
     11   Computation of Net Loss Per Common Share
     27   Financial Data Schedule
     99   Cautionary Statements

B.   REPORTS ON FORM 8-K
     -------------------

     There were no reports on Form 8-K filed during the three months ended June 30, 1998.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       MGI PHARMA, INC.


Date: August 12, 1998                  By:     /s/William C. Brown
                                           -------------------------------
                                           William C. Brown, Vice President,
                                           Finance (principal financial and
                                           accounting officer)

                                MGI PHARMA, INC.

                         Quarterly Report on Form 10-Q
                                    for the
                          Quarter Ended June 30, 1998

                                 EXHIBIT INDEX
                                 -------------

   Exhibit
   Number                Description
   ------                -----------

     3.1  Restated Bylaws

     4.1  Specimen Stock Certificate

     4.2 Rights Agreement, dated as of July 14, 1998, between the company and Norwest Bank Minnesota, N.A., as rights agent (including the form of Right Certificate attached as Exhibit B thereto)(Incorporated by reference to Exhibit 1 to the company's Registration Statement on Form 8-A, filed July 15, 1998).

     11     Computation of Net Loss per Common Share

     27     Financial Data Schedule

     99     Cautionary Statements