Form 10-Q
period 1998-09-30
MGI PHARMA INC
filed 1998-11-13
CIK 702131

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q


(Mark One)

[X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   SEPTEMBER 30, 1998

                                       OR

[ ]          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to ___________________

Commission File Number:      0-10736

                                MGI PHARMA, INC.
                                ----------------
             (Exact name of registrant as specified in its charter)

                Minnesota                              41-1364647
 ---------------------------------------     -------------------------------
    (State or other jurisdiction of          (I.R.S. employer identification
     incorporation or organization)                      number)

         Suite 300E, Opus Center
           9900 Bren Road East
       Minnetonka, Minnesota 55343                   (612) 935-7335
 ---------------------------------------     -------------------------------
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
Yes __X__    No _____


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

    Common Stock, $.01 par value                      14,469,631 shares
    ----------------------------             ----------------------------------
               (Class)                       (Outstanding at November 13, 1998)

                                MGI PHARMA, INC.

                                 FORM 10-Q INDEX

                                                                           Page
                                                                          Number
                                                                          ------
PART I.   FINANCIAL INFORMATION

     Item 1.   Financial Statements (Unaudited)

                  Balance Sheets - September 30, 1998
                  and December 31, 1997

                  Statements of Operations - Three Months and
                  Nine Months Ended September 30, 1998 and 1997

                  Statements of Cash Flows - Nine Months
                  Ended September 30, 1998 and 1997

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

     Item 6.   Exhibits and Reports on Form 8-K

SIGNATURES

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements
----------------------------

                                MGI PHARMA, INC.

                                 BALANCE SHEETS

                                   (unaudited)

                                    September 30,  December 31,
                                        1998          1997
                                     -----------   -----------
ASSETS

Current assets:
  Cash and cash equivalents          $ 5,529,896   $ 7,057,091
  Short-term investments               9,466,499     7,998,832
  Receivables, less allowances of
    $101,283 and $84,215               2,179,402     1,073,993
  Inventories                            976,622       838,058
  Prepaid expenses                        93,340       184,280
                                     -----------   -----------

     Total current assets             18,245,759    17,152,254

Equipment and furniture, at cost
  less accumulated depreciation of
  $997,613 and $808,720                  596,415       618,862

Other assets                             371,924       419,904
                                     -----------   -----------

Total assets                         $19,214,098   $18,191,020
                                     ===========   ===========

 (Continued)

BALANCE SHEETS
(Unaudited)
Page 2

                                       September 30,   December 31,
                                           1998            1997
                                       ------------    ------------
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                     $    281,274    $    384,428
  Accrued expenses                        2,513,136       2,331,016
  Deferred revenue                             --           450,000
  Other current liabilities                  45,822           6,255
                                       ------------    ------------

     Total current liabilities            2,840,232       3,171,699
                                       ------------    ------------

Stockholders' equity:
  Common stock, $.01 par value,
    30,000,000 authorized shares,
    14,456,056 and 14,195,563
    Issued shares                           144,561         141,956
  Additional paid-in capital             90,312,347      89,222,575
  Notes receivable from officers            (56,999)       (102,575)
  Accumulated deficit                   (74,026,043)    (74,242,635)
                                       ------------    ------------

     Total stockholders' equity          16,373,866      15,019,321
                                       ------------    ------------

Total liabilities and
  stockholders' equity                 $ 19,214,098    $ 18,191,020
                                       ============    ============

-------------------------------------

See accompanying notes to financial statements.

                                MGI PHARMA, INC.

                            STATEMENTS OF OPERATIONS

                                   (Unaudited)

                                          Three Months Ended               Nine Months Ended
                                             September 30,                   September 30,
                                      ---------------------------    ---------------------------
                                          1998           1997            1998          1997
                                      ------------   ------------    ------------   ------------
Revenues:
  Sales                               $  3,274,112   $  2,576,662    $  9,163,357   $  6,764,453
  Promotion                                125,000              0         625,000              0
  Licensing                              1,021,319        786,382       2,236,089      1,761,617
  Interest and other                       209,314        206,240         596,457        674,020
                                      ------------   ------------    ------------   ------------
                                         4,629,745      3,569,284      12,620,903      9,200,090
                                      ------------   ------------    ------------   ------------

Costs and Expenses:
  Cost of sales                            216,026        205,439         716,531        596,872
  Selling, general &
    administrative                       2,712,366      2,316,584       7,776,171      6,469,351
  Research and
    development                          1,316,839      1,184,103       3,911,609      3,629,292
                                      ------------   ------------    ------------   ------------
                                         4,245,231      3,706,126      12,404,311     10,695,515
                                      ------------   ------------    ------------   ------------

Net income (loss)                     $    384,514   $   (136,842)   $    216,592   $ (1,495,425)
                                      ============   ============    ============   ============

Net income (loss) per common share:
       Basic                          $       0.03   $      (0.01)   $       0.02   $      (0.11)

       Assuming dilution              $       0.03   $      (0.01)   $       0.01   $      (0.11)

Weighted average number
  of common shares
    outstanding:
       Basic                            14,452,288     14,135,191      14,330,574     14,108,178

       Assuming dilution                15,019,806     14,135,191      14,847,538     14,108,178

-------------------------------------
See accompanying notes to financial statements.

                                MGI PHARMA, INC.

                            STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                             Nine Months Ended September 30,
                                             -------------------------------
                                                 1998             1997
                                              ------------    ------------
OPERATING ACTIVITIES:
Net income (loss)                             $    216,592    ($ 1,495,425)
Adjustments for non-cash items:
  Depreciation                                     188,893         127,842
  Benefit plan contribution                        100,292          95,787
Change in operating assets and liabilities:
  Receivables                                   (1,105,409)       (505,554)
  Inventories                                     (138,564)       (138,447)
  Prepaid expenses                                  90,940        (152,523)
  Accounts payable and accrued expenses             71,427      (1,768,696)
  Deferred revenue                                (450,000)           --
  Other current liabilities                         39,567          37,735
                                              ------------    ------------

Net cash used in operating activities             (986,262)     (3,799,281)
                                              ------------    ------------

INVESTING ACTIVITIES:
  Purchase of investments                      (12,690,850)    (11,771,378)
  Maturity of investments                       11,223,183      12,392,165
  Purchase of equipment and furniture             (166,446)       (410,492)
  Payments on notes receivable                      45,576           2,358
  Other                                             47,980         (78,356)
                                              ------------    ------------
Net cash provided by (used in) investing
  activities                                    (1,540,557)        134,297
                                              ------------    ------------

FINANCING ACTIVITIES:
  Issuance of shares under stock
    plans                                          999,624         105,119
                                              ------------    ------------
Net cash provided by financing
  activities                                       999,624         105,119
                                              ------------    ------------
Decrease in cash and cash equivalents           (1,527,195)     (3,559,865)

Cash and cash equivalents at
  beginning of period                            7,057,091       8,220,569
                                              ------------    ------------

Cash and cash equivalents at
  end of period                               $  5,529,896    $  4,660,704
                                              ============    ============
----------------------------------
See accompanying notes to financial statements.

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

(2)      Income (Loss) Per Common Share
         ------------------------------

The company adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (SFAS 128) in the fourth quarter of 1997. Earnings Per Share for the three months and nine months ended September 30, 1998 and 1997 are summarized in the following table:

                                              Three Months Ended September 30,
                                       1998                                         1997
                          Net                        Per              Net                         Per
                          Income                     Share            Income                      Share
                          (Loss)       Shares        Amount           (Loss)         Shares       Amount
                          ------       ------        ------           ------         ------       ------
Basic
Net income (loss)         $384,514     14,452,288     $0.03           ($136,842)     14,135,191   ($0.01)
Effect of
  dilutive stock options   --             567,518     $0.00              --              --        --
                          ---------------------------------           ----------------------------------
Assuming dilution
  Net income (loss)       $384,514     15,019,806     $0.03           ($136,842)     14,135,191   ($0.01)


                                               Nine Months Ended September 30,
                                          1998                                       1997
                          Net                        Per              Net                         Per
                          Income                     Share            Income                      Share
                          (Loss)       Shares        Amount           (Loss)         Shares       Amount
                          ------       ------        ------           ------         ------       ------
Basic
Net income (loss)         $216,592     14,330,574     $0.02           ($1,495,425)   14,108,178   ($0.11)
Effect of
  dilutive stock options    --            516,964    ($0.01)               --            --        --
                          ----------------------------------          ----------------------------------
Assuming dilution
  Net income (loss)       $216,592     14,847,538     $0.01           ($1,495,425)   14,108,178   ($0.11)


For loss periods, basic and diluted share amounts are identical, as the effect of potential common shares is antidilutive.

(3)      Short-Term Investments
         ----------------------

Because the company has the intent and ability to hold its investments to maturity, they are considered held-to-maturity investments. As such, they are stated at amortized cost, which approximates estimated fair value. Held-to-maturity investments at September 30, 1998 and December 31, 1997 are summarized in the following table:

                                         1998                 1997
                                      ----------           ----------
Commercial paper                      $7,380,162           $5,035,698
European certificates of deposit       1,047,285            2,091,522
Medium-term notes                      1,039,052              871,612
                                      ----------           ----------
                                      $9,466,499           $7,998,832
                                      ==========           ==========

(4)      Inventories
         -----------

Inventories at September 30, 1998 and December 31, 1997 are summarized as follows:

                                          1998                 1997
                                       ---------            ---------
Raw materials and supplies             $ 461,742            $  12,436
Work in process                           73,661              662,337
Finished products                        441,219              163,285
                                       ---------            ---------
                                       $ 976,622            $ 838,058
                                       =========            =========

Inventories are stated at the lower of cost or market. Cost is determined on a first-in, first-out basis.

(5)      Accrued Expenses
         ----------------

Accrued expenses at September 30, 1998, and December 31, 1997, are summarized in the following table:

                                         1998                 1997
                                      ----------           ----------
Product development commitments       $  711,383           $  368,248
Bonuses                                  456,509              489,000
Product return accrual                   440,374              305,044
Retirement plan contribution             151,374              177,249
Inventory in process                     111,000              194,843
Other accrued expenses                   642,496              796,632
                                      ----------           ----------
                                      $2,513,136           $2,331,016
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

(7)      Stock Incentive Plans
         ---------------------

Under stock incentive plans, designated persons (including officers, directors and employees) are granted rights to acquire company common stock. These rights include stock options and other equity rights. At September 30, 1998, 3,092,166 shares of common stock remain reserved for issuance, of which 835,768 remain available for grant. Options to purchase 2,256,398 shares of common stock were outstanding, of which 1,212,720 were exercisable. Options outstanding had a weighted average exercise price of $6.25 per share.

Loans to officers were made to facilitate the purchase of company stock. The loans are full recourse, unsecured obligations. At September 30, 1998, $56,999 of principal remains outstanding, which is payable upon demand.

(8)      Stockholders' Equity
         --------------------

Changes in selected stockholders' equity accounts were as follows:

                                                                                  Notes
                                          Common Stock           Additional    receivable
                                    -----------------------        paid-in        from
                                     Shares      Par  value        capital      officers
                                    -----------------------      -----------   ----------
NINE MONTHS ENDED
  SEPTEMBER 30, 1998:
Balance at December 31, 1997        14,195,563     $141,956      $89,222,575    ($102,575)
Exercise of stock options              224,322        2,243          928,996       --
Employee retirement savings
  plan contribution                     16,058          161           92,593       --
Employee stock purchase plan            20,113          201           68,183       --
Note payments                           --           --               --           45,576
                                    ----------     --------      -----------    ---------
Balance at September 30, 1998       14,456,056     $144,561      $90,312,347    ($ 56,999)
                                    ==========     ========      ===========    ==========

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

Results of Operations
---------------------

The company's net income of $384,514 in the 1998 third quarter compares with a net loss of $136,842 in the 1997 third quarter. For the nine month period ended September 30, 1998, net income of $216,592 compares to a net loss of $1,495,425 in the corresponding 1997 period. Achievement of profitability in the 1998 periods was due to increases in total revenues of 30% and 37% for the quarter and first nine months, respectively, compared to increases in total costs and expenses of 15% and 16% for the quarter and first nine months, respectively.

Sales revenue increased 27% from $2,576,662 in the 1997 third quarter to $3,274,112 in the 1998 third quarter, and increased 35% from $6,764,453 in the nine month period ended September 30, 1997 to $9,163,357 in the corresponding 1998 period. The increases reflect increased sales of Salagen(R) Tablets resulting from broader demand following the April marketing launch of Salagen(R) Tablets for the treatment of Sjogren's syndrome symptoms, a second indication for the drug that was approved by the U.S. FDA in February 1998. Although total sales revenue was flat from the 1998 second quarter to the 1998 third quarter, U.S. Salagen(R) Tablets sales revenues increased 6% during that period. Future MGI sales revenues may fluctuate from quarter to quarter, due to periodic adjustments in wholesale buying patterns.

Cost of sales increased 5% from $205,439 in the 1997 third quarter to $216,026 in the 1998 third quarter, and increased 20% from $596,872 in the nine month period ended September 30, 1997 to $716,531 in the corresponding 1998 period. The increases are primarily due to increased unit sales volume in 1998. Management believes that cost of sales as a percent of sales of approximately 10% should continue for its current products.

In March 1998, the company amended its promotion agreement with Schein Pharmaceutical, Inc. for the promotion of INFeD(R) (iron dextran injection). Under the terms of this amendment, a minimum promotion fee was set at $125,000 per quarter from July 1, 1997, to December 31, 1998, resulting in the recognition of $625,000 of promotion revenue through the end of the third quarter of 1998.

Licensing revenue increased 30% from $786,382 in the 1997 third quarter to $1,021,319 in the 1998 third quarter, and increased 27% from $1,761,617 in the nine month period ended September 30, 1997, to $2,236,089 in the corresponding 1998 period. The increases are primarily due to increased royalties from international Salagen(R) Tablets activities and a scheduled increase in quarterly payments from Dainippon. Future licensing revenues will likely fluctuate between years and from one quarter to the next depending on the achievement of milestones by the company's partners, their level of recurring royalty generating activities, and the timing of initiating additional licensing relationships.

Interest and other income increased 1% from $206,240 in the 1997 third quarter to $209,314 in the 1998 third quarter, but decreased 12% from $674,020 in the nine month period ended September 30, 1997, to $596,457 in the corresponding 1998 period. The yield on investments in 1998 for both the quarter and the nine month period are lower than the corresponding 1997 periods. However, the quarterly increase is a result of an increase in the average amount of funds available for investment between the quarters. Until the company maintains positive cash flow, funds available for investments would decline. Interest income would correspondingly decline, assuming yields remain constant.

Selling, general and administrative expenses increased 17% from $2,316,584 in the 1997 third quarter to $2,712,366 in the 1998 third quarter, and increased 20% from $6,469,351 in the nine month period ended September 30, 1997, to $7,776,171 in the corresponding 1998 period. The increases result primarily from increased selling and promotion costs in conjunction with the April 1998 launch of Salagen( Tablets as a treatment for symptoms of dry mouth from Sjogren's syndrome.

Research and development expense increased 11% from $1,184,103 in the 1997 third quarter to $1,316,839 in the 1998 third quarter, and increased 8% from $3,629,292 in the nine month period ended September 30, 1997 to $3,911,609 in the corresponding 1998 period. The increases reflect increased spending for the development of MGI 114, the lead acylfulvene analog, with decreased spending for Salagen( Tablets following the February 1997 submission of a supplemental New Drug Application (sNDA) to the U.S. Food and Drug Administration. Research and development spending is expected to increase in the fourth quarter of 1998 and in the first half of 1999 as development effort for MGI 114 accelerates.

Liquidity and Capital Resources
-------------------------------

At September 30, 1998, the company had cash and cash equivalents and investments of $14,996,395 and working capital of $15,405,527 compared to $15,055,923 and $13,980,555, respectively, at December 31, 1997. During the nine month period ended September 30, 1998, the company used cash of $986,262 to fund its operating activities, and received cash of $999,624 from its financing activities.

Cash in excess of current operating needs is invested in marketable securities in accordance with the company's investment policy. This policy emphasizes principal preservation, so it requires strong issuer credit ratings and limits the amount of credit exposure from any one issuer or industry.

Substantial amounts of capital are required for pharmaceutical development and commercialization efforts. For continued development and commercialization of MGI 114, Salagen(R) Tablets and prospective products acquired through the company's product acquisition strategy, the company plans to utilize cash provided from the growth in sales of Salagen(R) Tablets, collaborative arrangements and existing liquid assets. If these sources of capital are insufficient, the company will seek other sources of funding, including additional equity or debt issuances, or it will manage the pace of developing its product candidates.

Year 2000
---------

Many currently installed computer systems and software are coded to accept only two-digit entries in the date code fields. These date code fields will need to accept four-digit entries to distinguish 21st century dates from 20th century dates. This problem could result in system failures or miscalculations causing disruptions of business operations (including, among other things, a temporary inability to process transactions, send invoices or engage in other similar business activities). As a result, many companies' computer systems and software will need to be upgraded or replaced in order to comply with Year 2000 requirements. The potential global impact of the Year 2000 problem is not known, and, if not corrected in a timely manner, could affect the company and the U.S. and world economy generally.

The company has formed a project team (consisting of representatives from its representative departments) to address internal and external Year 2000 issues. The company's internal computer systems are being reviewed to assess and remediate Year 2000 problems. The company's assessment of internal systems includes its information technology ("IT"), as well as non-IT systems (those systems containing embedded technology in the form of microprocessors or other similar circuitry). The company's Year 2000 compliance program includes the following phases: identifying systems that need to be modified or replaced; carrying out remediation work to modify existing systems or convert to new systems; and conducting validation testing of systems and applications to ensure compliance. The company is currently in the second and third phases of this program. Those systems that have been replaced or modified are being tested. Other systems are on schedule for replacement or upgrade.

The amount of remediation work required to address Year 2000 problems is not expected to be extensive. The company has replaced certain of its financial and operational systems in the last several years, and management believes that the new equipment and software substantially addresses Year 2000 issues. However, the company will be required to modify some of its existing hardware and software in order for its computer systems to function properly in the Year 2000 and thereafter. The company estimates that it will complete its Year 2000 compliance program for all its significant internal systems no later than October 1, 1999.

In addition, the company is requesting assurances from its major suppliers that they are addressing the Year 2000 issue and that products purchased by the company from such suppliers will function properly in the Year 2000. Also, contacts are being made with the company's major customers. These actions are intended to help mitigate the possible external impact of the Year 2000 problem. However, it is impossible to fully assess the potential consequences in the event service interruptions from suppliers occur or in the event that there are disruptions in such infrastructure areas as utilities, communications, transportation, banking and government.

The total estimated cost for resolving the company's Year 2000 issues is approximately $660,000, of which approximately $505,000 has been spent through September 30, 1998. The total cost estimate includes the cost of replacing non-compliant systems as a remediation cost in cases where the company has accelerated plans to replace such systems. Estimates of Year 2000 costs are based on numerous assumptions, and there can be no assurance that the estimates are correct or that actual costs will not be materially greater than anticipated.

Based on its assessments to date, the company believes it will not experience any material disruption as a result of Year 2000 problems in internal processes, information processing or interface with major customers, or with processing orders and billing. However, if certain critical third-party providers, such as those providing product distribution, banking, contract manufacturing, electricity, water or telephone service, experience difficulties resulting in disruption of service to the company, a shutdown of the company's operations at its Minnesota headquarters could occur for the duration of the disruption. The company has not yet developed a contingency plan to provide for continuity of operation in the event of various problem scenarios, but it will assess the need to develop such a plan based on the outcome of its validation phase of its Year 2000 compliance program and the results of surveying its major suppliers and customers. Assuming no major disruption in service from utility companies or other critical third-party providers, the company believes that it will be able to manage its total Year 2000 transition without any material effect on the company's results of operations or financial condition.

Cautionary Statement
--------------------

This Form 10-Q contains forward-looking statements within the meaning of federal securities laws. These statements include statements regarding intent, belief, or current expectations of the Company and its management. These forward-looking statements are not guarantees of future performance and involve a number of risks and uncertainties that may cause the Company's actual results to differ materially from the results discussed in these statements. Factors that might cause such differences include, but are not limited to, dependence on sales of Salagen(R) Tablets, dependence on a license acquisition strategy, Year 2000 compliance issues, uncertainty of strategic alliances, and other risks and uncertainties detailed from time to time in the Company's filings with the Securities and Exchange Commission, including Exhibit 99 to this Form_10-Q.

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

Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

(a)      LISTING OF EXHIBITS:

         11   Computation of Net Loss Per Common Share
         27   Financial Data Schedule
         99   Cautionary Statements

(b)      REPORTS ON FORM 8-K

         There were no reports on Form 8-K filed during the three months ended September 30, 1998.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        MGI PHARMA, INC.

Date: November 13, 1998                 By: /s/ William C. Brown
                                           ----------------------------------
                                            William C. Brown, Vice President,
                                            Finance (principal financial and
                                            accounting officer)

                                MGI PHARMA, INC.

                          Quarterly Report on Form 10-Q
                                     for the
                        Quarter Ended September 30, 1998

                                  EXHIBIT INDEX
                                  -------------

 Exhibit
  Number                       Description
  ------                       -----------



  11                  Computation of Net Loss per Common Share

  27                  Financial Data Schedule

  99                  Cautionary Statements