Form 10-K405
period 1998-12-31
MGI PHARMA INC
filed 1999-03-30
CIK 702131

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1998          Commission File No. 0-10736
-------------------------------------------          ---------------------------

                                MGI PHARMA, INC.
             (Exact name of Registrant as specified in its charter)

            Minnesota                                   41-1364647
  ----------------------------              ------------------------------------
  (State or other jurisdiction              (I.R.S. Employer Identification No.)
of incorporation or organization)

       Suite 300E, Opus Center
         9900 Bren Road East
        Minnetonka, Minnesota                            55343
----------------------------------------               ----------
(Address of principal executive offices)               (Zip Code)

Registrant's telephone number, including area code:  612/935-7335

Securities registered pursuant to Section 12(b) of the Act:   None
Securities registered pursuant to Section 12(g) of the Act:   Common Stock,
                                                              $.01 par value

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes _X_   No ___

        Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

        The aggregate market value of voting stock held by non-affiliates of the Registrant as of March 15, 1999 was approximately $114,785,396 (based on the closing price of such stock as reported by The Nasdaq Stock Market on such date).

        The number of shares outstanding of each of the Registrant's classes of common stock, as of March 15, 1999, was: Common Stock, $.01 par value; 14,595,803 shares.

                       DOCUMENTS INCORPORATED BY REFERENCE

        Pursuant to General Instruction G the responses to Items 10, 11, 12 and 13 of Part III of this report are incorporated herein by reference to certain information contained in the Registrant's definitive Proxy Statement for its 1999 Annual Meeting of Shareholders to be held on May 11, 1999.

                                     PART I

Item 1.  Business

Overview

         MGI PHARMA, Inc. is a pharmaceutical company that acquires, develops and markets differentiated, specialty pharmaceutical products. The company's primary business activities are:

                  * identifying and acquiring products for development
                    and marketing,
                  * conducting drug development programs, and
                  * marketing pharmaceutical products in the United
                    States and establishing marketing relationships abroad.

MGI's current product portfolio is comprised of products that address special needs in the fields of cancer and rheumatology. The company plans to expand the scope of its product portfolio as its business grows.

         The company intends to use its expertise in specialty sales and marketing and in product development to gain competitive advantage in delivering products to the marketplace, while reducing scientific risks, development timelines and capital expenditures. The company promotes its products to physicians in the United States using its own specialty sales force. In its development efforts, MGI seeks to reduce the risk of product failure by acquiring products that have passed preliminary toxicity testing and demonstrated early-stage efficacy in humans. The company avoids certain expenditures by outsourcing select functions such as manufacturing and distribution. Further, the company's marketing efforts are primarily focused on the U.S. market, using international partnerships to address foreign markets.

         MGI's primary commercial product is Salagen(R) Tablets (pilocarpine hydrochloride), which currently accounts for more than 90 percent of the company's product sales. MGI developed Salagen Tablets as a treatment for two different indications: symptoms of radiation-induced xerostomia (chronic dry mouth) in head and neck cancer patients (FDA approved March 1994; marketing launch May 1994), and the symptoms of dry mouth associated with Sjogren's syndrome, an autoimmune disease that damages the salivary glands (FDA approved February 1998; marketing launch April 1998). Sales of Salagen Tablets in the United States have grown by more than 40 percent per year for the last three years. MGI has agreements with three international pharmaceutical companies to develop and market Salagen Tablets for the European, Japanese and Canadian markets, as well as distribution agreements with four additional companies for the smaller markets of Taiwan, Israel, Singapore and Korea.

         The company currently markets two other products. Under a promotion arrangement with Schein Pharmaceutical, Inc., MGI has promoted INFeD(R) (iron dextran injection) to medical oncologists since July 1997 as a treatment for iron deficiency anemia in cancer patients. In addition,

MGI sells Didronel I.V. Infusion (etidronate disodium), a treatment for hypercalcemia (elevation of blood calcium) of malignancy in the United States.

         The company's clinical development efforts are currently focused on the development and testing of MGI 114, the first agent to advance to human studies from a family of unique antitumor compounds called acylfulvenes. In mid-1998 MGI completed the initial Phase I clinical study of MGI 114 to determine the maximum tolerable dose. By the end of 1998, the company had initiated three Phase II human clinical trials to evaluate the efficacy of MGI 114 in prostate, pancreatic and ovarian cancer patients. Under a Clinical Trials Agreement with MGI, the National Cancer Institute (NCI) has also started several Phase II trials that will complement MGI's efforts. MGI has licensed rights to Dainippon Pharmaceutical Co., Ltd. to develop and commercialize MGI 114 in Japan. The company is currently seeking a partner to develop and commercialize MGI 114 in Europe and other foreign markets.

Business Strategy

         MGI intends to become a leading specialty pharmaceutical company by successfully marketing differentiated products for niche areas of medicine. The key elements of the company's strategy are:

Focus on Niche Medical Markets
------------------------------

         MGI targets niche medical markets because they are generally serviced by relatively small physician populations that can be well serviced by the company's specialty sales force. For example, the target markets in the United States for the two approved indications for Salagen Tablets are approximately 3,700 radiation oncologists and approximately 3,400 rheumatologists. These physicians can be effectively reached by the company's specialized sales force. In addition, products such as Salagen Tablets are not as economically attractive to large pharmaceutical companies. MGI believes it can also use its specialty sales and marketing expertise to market products for other pharmaceutical and biotechnology companies which emphasize discovery and basic research and often do not have a sales force of their own.

Acquisition of Later-Stage Pharmaceuticals
------------------------------------------

         MGI maintains an active program to identify potential products for acquisition, either through licensing or various commercial partnering arrangements. MGI focuses on currently marketable or later-stage development products because the company believes that it can most effectively use its expertise in sales and marketing and in product development with such products. This strategy also reduces MGI's risk of product failure, since such products are generally past the initial discovery stage, have already passed preliminary toxicity testing, and have demonstrated early stage efficacy in humans. MGI also targets small molecule products because they are generally easier and less costly to produce.

         MGI uses a number of internal and external sources to identify products for acquisition, to evaluate their scientific and clinical viability, and to estimate their commercial potential. Through consultants and its own internal business development efforts, the company continually identifies products for potential acquisition. Once identified, each product passes through scientific, clinical and commercial screens to further evaluate its fit in MGI's product portfolio and the likelihood of its future success.

Outsourcing of Select Functions
-------------------------------

         To reduce overhead, control expenses and maintain flexibility, the company contracts with third parties for a number of business activities, including but not limited to:

         * laboratory studies
         * product formulation
         * clinical data analysis
         * product manufacturing
         * product distribution

By using contract manufacturers to produce its current products, which require relatively small and infrequent production runs, MGI controls its investment in capital and avoids the risks involved in manufacturing. Similarly, by contracting with third parties to perform certain research needed to bring its products to market, the company reduces expenses and risks associated with maintaining a research facility. MGI expects to continue to contract with third parties until it is necessary and economical to add such capabilities internally.

Focus on U.S. Markets
---------------------

         MGI's commercialization efforts are focused on the U.S. market to maximize the effectiveness of its specialty sales force and avoid the risk and expense entailed in maintaining an international sales organization. To address international markets, MGI enters into collaborative arrangements with other pharmaceutical or biotechnology companies to develop and commercialize its products abroad.

Principal Products

                             Commercialized Products
=================================================================================================================
       Product(1)             Principal Indication          Status                              Partner
=================================================================================================================
   Salagen Tablets           Symptoms of radiation-    Marketed in:
                             induced xerostomia (dry   United States                      Self-marketed
                             mouth) in head and neck   Canada                             Pharmacia & Upjohn
                             cancer patients           Six European countries             Chiron
                                                       Korea                              Hyundai Pharmaceutical
                                                       Israel                             Megapharm

                                                       Approved in:
                                                       10 other European countries        Chiron

                                                       Under development in:
                                                       Japan- pivotal trials              Kissei Pharmaceutical
                                                       Taiwan                             Sintong Chemical
                                                       Singapore                          Medipharm
-----------------------------------------------------------------------------------------------------------------
   Salagen Tablets           Symptoms of dry mouth     Marketed in:
                              in Sjogren's syndrome    United States                      Self-marketed
                             patients                  Canada                             Pharmacia & Upjohn
                                                       Israel                             Megapharm

                                                       Under development in:
                                                       Europe                             Chiron
                                                       Japan                              Kissei Pharmaceutical
-----------------------------------------------------------------------------------------------------------------
   INFeD                     Documented iron           Promoted to oncologists in the     None
                             deficiency anemia         United States by MGI
-----------------------------------------------------------------------------------------------------------------
   Didronel I.V. Infusion    Hypercalcemia of          Marketed in:
                             malignancy                United States                      None
                                                       Canada                             None
-----------------------------------------------------------------------------------------------------------------

(1) Except for INFeD, which is owned by Schein Pharmaceutical, Inc., these products are owned by MGI.

                           MGI 114 Development Program
==============================================================================================================
    Cancer Type           Phase of                      Initiation Dates        Status
                          Development
==============================================================================================================
                                                 MGI  Sponsored
==============================================================================================================
    Prostate cancer       Exploratory Phase II           July 1998          December 1998 - Expanded trial
                                                                            from initial 14 patients to include
                                                                            additional 16 patients

    Pancreatic cancer     Phase II                       November 1998      Patient enrollment underway

    Ovarian cancer        Exploratory Phase II           December 1998      Patient enrollment underway
--------------------------------------------------------------------------------------------------------------

    Variety of advanced   Phase I combination safety     February 1999      Patient enrollment underway
    cancers               study with CPT-11
--------------------------------------------------------------------------------------------------------------

=================================================================================================
    Cancer Type           Phase of           Initiation Dates             Status
                         Development
=================================================================================================
                                   NCI  Sponsored(1)
=================================================================================================
    Renal, colon and      Phase II         June - November 1998    Patient enrollment underway
    non-small cell lung
    cancer
-------------------------------------------------------------------------------------------------
    Colon, breast,        Phase II                                 Internal Review Board approved
    ovarian and renal
    cancer
-------------------------------------------------------------------------------------------------
    Ovarian, cervical,    Phase II                                 Protocol being finalized
    endometrial and
    brain (Glioma)
    cancer
-------------------------------------------------------------------------------------------------
    Pediatric solid       Phase I          September 1998          Patient enrollment underway
    tumors
-------------------------------------------------------------------------------------------------
    Leukemia              Phase I                                  Protocol being finalized
=================================================================================================
                                   Dainippon  Sponsored (2)
=================================================================================================
    Variety of cancers    Preclinical
-------------------------------------------------------------------------------------------------

(1) Conducted pursuant to a Clinical Trials Agreement with MGI.

(2) Conducted pursuant to a Development, Marketing and Cooperation Agreement with MGI.

Salagen(R) Tablets
------------------

         Salagen Tablets is the first, and currently the only approved, systemic pharmacologic treatment for symptoms of xerostomia (chronic dry mouth). A reduction in saliva can result in pain, discomfort, difficulty in eating and sleeping, rapid tooth decay, periodontal disease, oral infection and severe halitosis. Persons suffering from dry mouth in the past have used water, sugar-free hard candies and lozenges and over-the-counter saliva substitutes to moisten their mouths. Salagen Tablets have been marketed in the United States by MGI since 1994 as a treatment for symptoms of radiation induced dry mouth in head and neck cancer patients. In February 1998, the FDA also approved Salagen Tablets as a treatment for dry mouth associated with Sjogren's syndrome. In April 1998, the company began marketing the product to rheumatologists and other physicians who treat Sjogren's patients.

Head and Neck Cancer Market

         Radiation therapy used to treat head and neck cancers can permanently damage salivary glands, resulting in significant chronic reduction of saliva production. Salagen Tablets address the symptoms of the condition, rather than its underlying cause. Approximately 40,000 Americans are diagnosed each year with tumors of the head or neck, with 60 percent receiving radiation therapy to treat their disease. Thus, the company believes that the potential market for this indication is approximately 25,000 patients. Patients using Salagen Tablets generally take them during their course of radiation therapy, which lasts on average three to four months. Other therapies used to treat this condition are generally considered by physicians and patients to be inadequate and are limited to products that act as wetting agents such as water, lozenges and saliva substitutes. Salagen Tablets work by stimulating the residual functioning tissue in the damaged salivary glands to increase saliva production, providing patients with a longer-lasting solution for chronic dry mouth.

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

         Current therapies, including Salagen Tablets, address the symptoms of the condition, rather than its underlying cause, which is not clearly understood. Estimates of people with Sjogren's syndrome range from 200,000 to 1 million patients in the United States. Not all patients exhibit all symptoms, but dry mouth is a prevalent and chronic complaint of about one-half of the Sjogren's syndrome patients who seek treatment. Given varying degrees of dryness, approximately 50 percent of those patients with dry mouth are potential candidates for therapy. Thus, the company believes that the number of the U.S. Sjogren's syndrome patients who could benefit from Salagen Tablets is about 50,000.

         In 1994, as a condition of marketing approval for Salagen Tablets in the head and neck cancer market, the FDA required MGI to conduct several Phase IV studies. These studies included (1) a two-year carcinogenicity bioassay in rats; (2) long-term clinical trials after radiation and in Sjogren's syndrome patients to further clarify the relationship between baseline salivary flow and the effect of Salagen Tablet therapy, as well as to provide additional safety data for 5 mg and 10 mg doses; (3) determination of the metabolic fate of Salagen Tablets in subsets of patients with renal or hepatic insufficiency; (4) completion of the safety and efficacy evaluation of Salagen Tablets in patients with Sjogren's syndrome; and (5) evaluation of the feasibility of pediatric dosing. These studies have been concluded and, with the exception of the carcinogenicity bioassay, the results have been submitted to the FDA. MGI will submit the carcinogenicity bioassay to the FDA in 1999.

MGI 114
-------

         MGI 114 is the lead compound of a family of unique antitumor compounds called the acylfulvenes, that appears to have several characteristics that improve its chance of becoming an important chemotherapy, including:

        * a unique mechanism of action,
        * cytotoxic activity against a broad spectrum of tumor types in preclinical studies,
        * activity against tumor cell lines resistant to standard anticancer therapies,
        * synergistic effect against tumor cells when combined with certain approved drugs, and
        * positive signs of antitumor response noted in early human clinical studies.

MGI 114's History

         MGI acquired the rights to the entire class of acylfulvene agents from the University of California in September 1993. During 1994, MGI conducted a number of preclinical tests with MGI 114 to evaluate its effect against a number of solid tumors. An Investigational New Drug Application was submitted to the FDA in September 1995 and Phase I human safety testing was initiated in December 1995. In October 1997, MGI initiated a second Phase I study to evaluate the effectiveness of a different dosing schedule. Both Phase I studies completed enrollment in 1998, after establishing a maximum tolerated dose level and a recommended dosing regimen for the initial Phase II trials. The first of several MGI Phase II studies started in July 1998.

Current Development Status - Phase II Trials

         MGI 114 is the company's most clinically advanced of the acylfulvene agents. In 1998, MGI began three separate Phase II studies in the tumor types described below:

         Prostate Cancer
         ---------------

         In July 1998, MGI began enrollment in an exploratory Phase II trial with hormone refractory prostate cancer patients. The study was designed to treat an initial group of 14 patients with MGI 114 and monitor their PSA (prostate specific antigen) levels, a measurement that is often used by clinicians to help diagnose and measure the progression of prostate cancer. In December 1998, the company expanded this trial to include an additional 16 patients after two of the original patients showed a sustained drop in their PSA levels, meeting the requirement for trial expansion.

         Preclinical studies with MGI 114 have shown positive activity against prostate tumors. Results from such preclinical tests were presented at the European Organization for Research and Treatment of Cancer/National Cancer Institute (EORTC/NCI) meeting held in Amsterdam in June 1998. In one animal study where DU-145 human prostate tumors were implanted in mice, five of eight animals showed complete elimination of the tumors. In a second study using PC-3 human prostate tumors implanted in mice, all nine mice included in the study showed a partial shrinkage of their tumor (i.e., greater than a 50 percent shrinkage), with a mean shrinkage of 72.5 percent.

         Among men in the United States, prostate cancer is the most commonly diagnosed malignancy and the second leading cause of cancer death. The American Cancer Society estimates that about 39,200 men die annually from prostate cancer in the United States. Most first-line therapies used to treat prostate cancer are hormone therapies. Sales of hormone cancer therapies were over $2 billion worldwide in 1997. Unfortunately, such hormone therapies ultimately lose their ability to contain disease, leaving patients with few second-line treatment options.

         Pancreatic Cancer
         -----------------

         In November 1998, MGI began enrollment in a Phase II trial with pancreatic cancer patients to evaluate MGI 114's ability to treat pancreatic cancer. This study was designed to include 50 advanced pancreatic cancer patients who are not responding to treatment with gemcitabine

(Gemzar(R)), an approved chemotherapy drug commonly used to treat pancreatic cancer. The study will collect data on patient survival and tumor size following treatment with MGI 114.

         Positive signs of activity against pancreatic cancer have been observed in earlier preclinical and clinical studies. In MGI's Phase I human safety study, one patient with pancreatic cancer showed a 70 percent reduction in the size of his measurable tumor mass. This individual completed seven courses of treatment with MGI 114 over a period of nine months. In animal studies, MGI 114 has also demonstrated antitumor activity against human pancreatic tumors implanted in mice. In such studies, one out of ten mice showed complete elimination of the tumor when treated with half the maximum tolerated dose, while the remaining nine mice exhibited tumor growth inhibition of approximately 37 percent. At the maximum tolerated dose, nine out of ten mice showed complete tumor shrinkage. This compared favorably to the results produced by gemcitabine, which produced tumor growth inhibition of approximately 23 percent at its maximum tolerated dose.

         Pancreatic cancer is the fourth most common cause of cancer-related death in the United States. It is an aggressive and difficult to diagnose disease that has few effective treatment options. Currently, the most common chemotherapy drug used to treat pancreatic cancer is gemcitabine, which was approved by the FDA in May 1996 and sold approximately $175 million worldwide for all uses in 1997. The American Cancer Society estimates that 29,000 new cases of pancreatic cancer are diagnosed in the United States each year and the death rate virtually equals that incidence rate.

         Ovarian Cancer
         --------------

         In December 1998, MGI started an exploratory Phase II trial with MGI 114 in ovarian cancer patients. The patients for this study are women with advanced ovarian cancer who did not respond or are no longer responding to a chemotherapy regimen that includes paclitaxel (Taxol(R)) and platinum-based agents. Similar to MGI's prostate study, it will initially evaluate 14 ovarian patients. MGI intends to expand patient enrollment to include 30 patients if at least one of the initial 14 patients has a 50 percent or greater reduction in tumor volume that is sustained for at least one month.

         Preclinical tests with MGI 114 have shown positive antitumor activity against ovarian tumor samples obtained from patients. Ovarian tumor data from in vitro studies (i.e., cell culture tests) was presented at the EORTC/NCI meeting in June 1998. Yet to be published data from animal studies in ovarian human tumor cell lines will be presented at the April 1999 American Association of Cancer Research meeting in Philadelphia, showing positive antitumor activity against human ovarian tumors implanted in mice.

         Ovarian cancer is the leading cause of gynecological cancer deaths among American women. The American Cancer Society estimates that approximately 25,400 new cases of cancer would be diagnosed and 14,500 would die from the disease in the United States in 1998. Taxol(R) and Paraplatin(R) are the two most commonly prescribed drugs to treat ovarian cancer, selling over $900 million and $400 million worldwide for multiple oncology uses in 1997, respectively.

Past Development Results

         During the third quarter of 1998, MGI concluded enrollment of patients in its Phase I human safety studies, the goal of which was to determine the maximum tolerable dose of the drug. In the initial Phase I study, several signs of positive antitumor response were noted. In patients treated at or near the currently recommended Phase II dose, an objective partial response (i.e., greater than a 50 percent tumor shrinkage) was confirmed in a pancreatic cancer patient; an objective minor response (i.e., less than a 50 percent tumor shrinkage) was observed in a patient with cancer of the thymus; and five patients remained on the study with stable disease for at least four courses of treatment (approximately four months). Three of these patients had colon cancer, one had liver cancer, and the other had ampullary cancer.

         MGI and its scientific collaborators have conducted numerous preclinical tests over the last several years. Many of these test results have been replicated by independent laboratories. These animal studies have shown that several types of solid tumors were completely eliminated when treated with MGI 114, including breast, lung, colon, prostate, ovarian, melanoma, gastric, squamous cell and pancreatic tumors.

The National Cancer Institute

         In October 1996, MGI entered into a Clinical Trials Agreement with NCI under which NCI will sponsor and oversee (at its own expense) several clinical research programs using MGI 114 in its network of designated cancer centers. During the second half of 1998, NCI initiated several Phase II studies that are currently expected to include at least two studies each in breast, colon, renal, ovarian and non-small cell lung cancer, and one study in cervical cancer. NCI is also conducting a Phase I study in pediatric cancer patients with solid tumors. MGI has agreed to provide drug product for all these studies and will have access to any resulting data.

         NCI is also screening several new analogs from the acylfulvene family for potential antitumor activity and improved safety profiles. Currently, 10 analogs with activity in the primary in vitro screen have been through additional in vivo testing by NCI. NCI has noted favorable results for all 10 analogs in a hollow fiber in vivo assay.

International Collaborations

         In December 1995, MGI granted exclusive rights to the acylfulvenes in Japan to Dainippon Pharmaceutical Co., Ltd. under a development and commercialization agreement. Since then, Dainippon has replicated MGI's preclinical results in the various solid tumor lines and is now preparing to start its Phase I clinical testing process. MGI is seeking a partner to develop and commercialize MGI 114 in Europe and other foreign markets.

INFeD(R) (Iron Dextran Injection)
---------------------------------

         In March 1997, MGI entered into a promotion agreement with Schein whereby MGI would promote INFeD to the cancer market as a treatment for documented iron deficiency anemia in patients for whom oral administration of iron is unsatisfactory or impossible. Schein has been marketing INFeD for iron deficiency anemia in the renal dialysis market since 1994. MGI began actively promoting INFeD to oncologists in July 1997. With MGI's assistance, Schein initiated clinical trials in October 1997 in cancer patients with anemia to produce additional supportive data for the product's use in the oncology marketplace. In March 1998, MGI and Schein amended their agreement whereby Schein agreed to pay MGI a base quarterly revenue stream through 1998. In September 1998, the FDA seized all products manufactured at Schein's Steris Laboratories facility in Phoenix, Arizona, including all INFeD inventory. The seizure action was related to alleged non-compliance with current "good manufacturing process" requirements and resulted in product shortages and lost sales of INFeD. In late October 1998, Schein resumed shipping INFeD following a written consent agreement with the FDA. MGI and Schein are currently determining if the INFeD relationship will continue beyond 1999.

Didronel(R) I.V. Infusion
-------------------------

         Didronel I.V. Infusion is used to treat hypercalcemia (elevation of blood calcium) of malignancy, which is the most common life-threatening metabolic disorder associated with cancer. Hypercalcemia causes mental confusion, nausea and vomiting, loss of kidney function, and, if left untreated, death. The condition affects up to 20 percent of all cancer patients sometime during the course of their disease, but appears to be most prevalent with tumors that have metastasized to bone (usually lung and breast tumors).

         MGI purchased Didronel I.V. Infusion from Procter & Gamble Pharmaceutical, Inc. in January 1990. Sales of this product enabled MGI to establish its sales and marketing organization, develop relationships with key oncologists across the United States and build a presence in the medical community. Sales of Didronel I.V. Infusion have declined over the last several years following the introduction of competing products. The company anticipates that sales of Didronel I.V. Infusion will continue to decline in the future.

Sales and Marketing

         MGI currently markets its products in the United States directly to medical oncologists, radiation oncologists, rheumatologists, select internal medicine physicians and other physician specialists through its sales force of 22 full-time and 2 part-time representatives, each assigned one of 24 geographic territories in the United States, and two regional directors. In addition, the company has an in-house staff which supports the specialty sales force. The company also uses a variety of marketing programs to reach its targeted audiences, including telemarketing and journal advertising. The company sells its products to pharmaceutical wholesalers in the United States who distribute them to retail and hospital pharmacies.

         MGI uses international partnerships to commercialize its products in foreign markets. The company currently has agreements with Chiron, Kissei and Pharmacia & Upjohn to develop and commercialize Salagen Tablets for the European, Japanese and Canadian markets, respectively. The company receives payments based upon product sales in these territories. The company also has distribution agreements for Salagen Tablets in Taiwan, Israel, Korea and Singapore. Under these distribution agreements, MGI generally receives milestone payments, payments based on product sales and other payments depending on the territory.

Research and Development

         MGI maintains active drug development programs for all of its new drug candidates and on-the-market products. Current drug development efforts are primarily focused on MGI 114. The company's research and development expenses increased 6 percent in 1998 from 1997 due to the continuing Phase I program and initiation of the Phase II program for MGI 114. The company is also participating in post-marketing studies to support the commercialization of Salagen Tablets.

         MGI has incurred significant research and development costs in the past and believes that substantial capital resources will be required to support current and future development programs. MGI spent approximately $7.9 million in 1996, $5.0 million in 1997 and $5.3 million in 1998 on research and development. In recent years, from one-half to two-thirds of MGI's research and development expense was attributable to contracts with third parties. The company estimates that approximately 70 percent of MGI's research and development expense in 1999 will be attributable to third party services. Funding for research and development is expected to come from internally generated funds, joint ventures, strategic alliances or other sources of capital, including equity or debt offerings. The company also pursues product acquisitions in order to expand its development pipeline.

         Successful drug development requires a broad spectrum of scientific, clinical and product development expertise. As part of its strategy, MGI does not conduct basic research or drug discovery activities because it intends to acquire rights to drugs that are at least in the human clinical stage of development. This approach substantially reduces the company's research risk due to product failure, and eliminates the need for investment in discovery research laboratories and personnel.

         MGI manages its human clinical development of drugs by selectively outsourcing certain activities. MGI has in-house medical communications capabilities and regulatory affairs expertise which allow the company to maintain support systems, monitor adverse drug experience reporting, and file new drug applications with the FDA. The company outsources other development activities, such as:

         * laboratory and animal studies,
         * drug formulation and supply,
         * clinical studies at independent sites, and
         * monitoring, collection and analysis of data from independent sites.

MGI expects to continue to contract with third parties until it is necessary and economical to add these capabilities internally. MGI currently has 24 employees in research and development, regulatory affairs and product formulation.

Collaborative Agreements

Dainippon Pharmaceutical Co., Ltd.
----------------------------------

         In October 1995, MGI entered into a development and commercialization agreement with Dainippon pursuant to which MGI granted an exclusive license to Dainippon to develop and commercialize acylfulvenes, including MGI 114, in Japan. Dainippon is currently preparing an investigator brochure to begin Phase I studies. Dainippon granted back to MGI an irrevocable, exclusive, royalty-free license allowing MGI to use any technology or data developed by Dainippon relating to the acylfulvenes. If a resulting product has not been launched in Japan by October 2005, MGI may terminate the license unless Dainippon elects to make license continuation payments on a quarterly basis. Dainippon agreed to pay MGI an initial and continuing quarterly milestone payments through April 2000 of which the most recent, in the amount of $495,000, was in January 1999, and a portion of any non-royalty payments made by a sublicensee to Dainippon. In addition, Dainippon agreed to make available a loan facility to MGI in the amount of $4,300,000 as a source of additional research and development funds for the development of MGI 114. Unless earlier terminated by the parties, the term of the agreement is for the term of MGI's patents in Japan, or 10 years from the date of the last regulatory approval in Japan, whichever is later. Thereafter, the agreement may be renewed for additional one year periods.

         In addition, MGI entered into a supply agreement with Dainippon in October 1995 pursuant to which MGI participates in the commercialization of the product and agrees to supply Dainippon's requirement of the product during the term of the development, marketing and cooperation agreement described above. Dainippon agrees to make certain minimum purchase requirements during the first four years and as agreed upon by the parties thereafter.

Kissei Pharmaceutical Co., Ltd.
-------------------------------

         In December 1994, MGI entered into a license agreement with Kissei pursuant to which MGI granted to Kissei an exclusive, royalty-bearing license to develop and commercialize Salagen Tablets in Japan. Kissei is currently conducting its pivotal clinical program for head and neck cancer. Kissei granted back to MGI an irrevocable, non-exclusive, royalty-free license allowing MGI to use any technology or data developed by Kissei relating to Salagen Tablets. Kissei paid MGI an initial license fee upon execution of the agreement and agreed to pay MGI additional milestone payments, one of which was paid in 1995 and another in 1997. In addition, Kissei agreed to pay MGI royalties equal to a certain percentage of net sales revenues, subject to annual minimum requirements. Unless earlier terminated by the parties, the term of the agreement is for 10 years from the date Salagen Tablets are launched in Japan. Thereafter, the agreement may be renewed for additional one year periods by mutual agreement.

Chiron B.V.
-----------

         In December 1992, MGI entered into a cooperation and license agreement with Chiron pursuant to which MGI has granted to Chiron an irrevocable, royalty-bearing license to develop and commercialize Salagen Tablets in Europe. Sales of Salagen Tablets in Europe began in 1995. Chiron granted to MGI an irrevocable, non-exclusive, royalty-free license allowing MGI to use any technology or data developed by Chiron relating to Salagen Tablets. Chiron paid MGI an initial license fee upon execution of the agreement and agreed to pay MGI three additional milestone payments. In addition, Chiron agreed to pay MGI royalties equal to a certain percentage of net sales revenues, with an increased percentage of sales for two or more indications, subject to annual minimum requirements. Chiron also agreed to pay MGI decreased royalties during the three-year period following termination of the agreement. Unless earlier terminated by the parties, the term of the agreement is for 15 years from the date of first commercial sales of Salagen Tablets in Europe or the date of termination of MGI's exclusive rights under MGI's agreement with Merck KgaA with respect to a major market, whichever is later. Thereafter, the agreement may be renewed for one additional three-year period and thereupon automatically expires unless extended by the parties.

         In addition, MGI entered into a supply agreement with Chiron in December 1992 pursuant to which MGI agrees to supply Chiron's requirement of Salagen Tablets until the termination of the cooperation and license agreement with Chiron or MGI's agreement with Merck KgaA, whichever is earlier.

Pharmacia & Upjohn, Inc.
------------------------

         In November 1994, MGI entered into a license agreement with P&U, pursuant to which MGI has granted to P&U an exclusive, royalty-bearing license to develop and commercialize Salagen Tablets in Canada. Sales of Salagen Tablets began in 1997. P&U granted to MGI an irrevocable, non-exclusive, royalty-free license allowing MGI to use any technology or data developed by P&U relating to Salagen Tablets. P&U paid MGI an initial license fee upon execution of the agreement and agreed to pay MGI royalties equal to a percentage of net sales revenues, subject to annual minimum requirements. In addition, MGI agreed to pay P&U royalties if MGI promotes Salagen Tablets in Canada in the first or second year following termination of the agreement. Unless earlier terminated by the parties, the term of the agreement is for 7 years from the date of first commercial sales of Salagen Tablets in Canada. Thereafter, the agreement continues for an additional two-year period and thereupon automatically expires unless extended by the parties.

         In addition, MGI entered into a supply agreement with P&U in November 1994 pursuant to which MGI agrees to supply P&U's requirement of the product until the termination of the License Agreement with P&U or MGI's agreement with Merck KgaA, whichever is earlier.

Distribution Agreements
-----------------------

         On the dates listed below, MGI entered into distribution agreements granting a license to the following four exclusive, independent distributors to promote and distribute Salagen Tablets in the designated territories:

         * Megapharm L.T.D. (Israel) - April 7, 1995
         * Sintong Chemical Industrial Ltd. (Taiwan) - April 25, 1995
         * Hyundai Pharmaceutical Co., Ltd. (Korea) - September 16, 1996
         * Medipharm Pte. Ltd. (Singapore) - April 24, 1998

         The distributors are required to obtain local authorizations in connection with the import/ export and distribution of Salagen Tablets in their designated territory. MGI generally receives milestone payments, payments based on product sales and other payments depending on the territory. Unless earlier terminated by the parties, the terms of the agreements range from three to six years from the date on which the distributor obtains all required approvals and may be renewed for a term of two or three years.

Manufacturing

         MGI does not have and does not intend to own facilities for the manufacture of its drugs in the near future. The company's marketed and development-stage pharmaceuticals are manufactured under agreements with third party manufacturers. MGI's manufacturing and quality assurance personnel authorize, monitor and approve virtually all aspects of the manufacturing process. In-process and finished product inventories are analyzed through independent testing laboratories and the results are reviewed and approved by MGI prior to release for distribution.

         MGI generally carries at least one year of inventory of each of its marketable products as safety stock. The company has a policy to fill orders by wholesalers on demand, and does not intend to carry a backlog of orders at any time.

Salagen(R) Tablets
------------------

         MGI obtains pilocarpine hydrochloride, the active drug substance for the manufacture of Salagen Tablets, under an exclusive supply and license agreement with Merck KgaA. The exclusive term of this agreement ends in April 2004, provided that the agreement may be extended for additional five-year terms unless earlier terminated by the parties. Upon termination of the exclusive term, the agreement may continue for an indefinite period on a non-exclusive basis. The refined raw material is an extract from plants grown and processed exclusively on carefully managed plantations in South America. The company believes that the supply of pilocarpine hydrochloride is adequate for the foreseeable future. Salagen Tablets are currently manufactured for MGI at Global Pharm Inc. in Toronto, Ontario, Canada pursuant to a manufacturing agreement. Beginning in November 1999, this agreement may be terminated by either party upon three years' written notice.

INFeD(R) (Iron Dextran Injection)
---------------------------------

         INFeD is manufactured and distributed by its owner, Schein Pharmaceutical, Inc. MGI receives a promotion fee based on sales of INFeD in the oncology market. MGI is not involved in the manufacture of this product.

Didronel(R) I.V. Infusion
-------------------------

         Pharmaceutical grade etidronate disodium for the manufacture of Didronel I.V. Infusion is obtained from Procter & Gamble Pharmaceutical, Inc. in Norwich, New York, under a supply agreement. The agreement provides for automatic renewal for one-year terms unless either party gives written notice of termination at least 180 days prior to the end of each calendar year. Didronel I.V. Infusion is currently manufactured at Taylor Pharmaceuticals, a wholly owned subsidiary of

Akorn, Inc. in Decatur, Illinois. Ben Venue Laboratories, Inc. of Bedford, Ohio is an approved alternate contract manufacturer of Didronel I.V. Infusion.

MGI 114 and Other Development-Stage Pharmaceuticals
---------------------------------------------------

         As a regular part of its business, MGI establishes from time to time contract manufacturing arrangements for its development-stage pharmaceuticals, including MGI 114. These arrangements are typically short-term and include purchase orders, supply agreements and development-scale manufacturing contracts.

Patents and Proprietary Rights

         MGI relies on patent rights, orphan drug designation, trade secrets, trademarks, and nondisclosure agreements to establish and protect its proprietary rights in its products in both the United States and selected foreign jurisdictions. Current patent and orphan drug status with respect to certain of MGI's products are as follows:

======================================================================================================================
           Subject                        Status                   Issue Date                    Country
======================================================================================================================
Salagen Tablets for            Orphan drug                   March 22, 1994              United States
symptoms of radiation-
induced xerostomia in head
and neck cancer patients
----------------------------------------------------------------------------------------------------------------------
Salagen Tablets for            Orphan drug                   February 11, 1998           United States
symptoms of Sjogren's
syndrome
----------------------------------------------------------------------------------------------------------------------
Method of treating tumors      Patents issued                August 8, 1995              United States and various
using illudin S and illudin M                                (United States)             other countries
analogs
----------------------------------------------------------------------------------------------------------------------
Acylfulvene analogs,           Patents issued                August 8, 1995, June 4,     United States and various
including MGI 114 and use                                    1996 and October 8, 1996    other countries
of MGI 114, as antitumor                                     (United States)
agent
----------------------------------------------------------------------------------------------------------------------
Synthetic methods for          Two patents issued            March 3, 1998 and January   United States; PCT
preparing acylfulvenes                                       5, 1999 (United States)     application filed to preserve
                                                                                         foreign rights
----------------------------------------------------------------------------------------------------------------------
Substituted acylfulvene        One U.S. patent allowed;                    --             United States and various
compounds as antitumor         various patent applications                               other countries
agents (not including          pending
MGI 114)
----------------------------------------------------------------------------------------------------------------------

         The term of a U.S. patent issued from an application filed before June 8, 1995 is the longer of seventeen years from its issue date or twenty years from its effective filing date. The term of a U.S. patent issuing from an application filed after June 8, 1995 is twenty years from its effective filing date. All of the patents covering MGI 114 or its use were issued from applications filed before June 8, 1995. The Drug Price and Competition and Patent Term Restoration Act of 1984, the Generic Animal Drug Act, and the Patent Term Restoration Act generally provide that a patent relating to, among other items, a human drug product, may be extended for a period of up to five years by the U.S. Commissioner of Patents and Trademarks if the patented item was subject to regulatory review by the FDA before the item was marketed. Under these acts, a product's regulatory review period (which consists generally of the period from the time when the exemption to permit clinical investigations becomes effective until the FDA grants marketing approval for the product) forms the basis for determining the length of the extension an applicant may receive. There can be no assurance that any issued patents will be extended in term.

         Orphan drugs are currently provided seven years market exclusivity for an approved indication following approval to market by the FDA. Orphan drug designation for the company's products does not, however, insulate the company from other manufacturers attempting to develop an alternate drug for the designated indication, or the designated drug for another, separate indication.

         The company can make no assurances that any issued patent, whether domestic or foreign, will provide significant patent protection. Further, patent positions of pharmaceutical companies are generally uncertain and involve complex legal and factual issues. Therefore, although the company believes its patents are valid, it cannot predict with any precision the scope or enforceability of the claims allowed thereunder. In addition, there can be no assurance that the company's patent applications will result in issued patents, that issued patents will provide an adequate measure of protection against competitive technology which could circumvent such patents or that issued patents would withstand review and be held valid by a court of competent jurisdiction. Furthermore, there can be no assurance that any issued patents will not be infringed or otherwise circumvented by others.

         The company also relies on trade secrets and continuing innovation which it seeks to protect with reasonable business procedures for maintaining trade secrets, including confidentiality agreements with its collaborators, employees and consultants. There can be no assurance that these agreements will not be breached, that the company will have adequate remedies for any breach or that the company's trade secrets and proprietary know-how will not otherwise be known or be independently discovered by competitors.

         The company has obtained trademark registration on the Salagen(R) trademark in the United States and certain foreign jurisdictions. In addition, the company uses the federally registered Didronel(R) I.V. trademark under a license with Procter & Gamble Pharmaceutical, Inc. and the INFed(R) trademark under a license with Schein Pharmaceutical, Inc.

Competition

         The pharmaceutical industry is intensely competitive, based mostly on product performance and pricing. Many members of the industry have resources far greater than MGI, providing them with potentially greater flexibility in developing and marketing their products. While the company will seek to protect its products from direct competition through filing patents, seeking marketing exclusivity under the Orphan Drug Act, and maintaining technical information as trade secrets, there is no way to insulate the company from competition from products with different chemical composition or products made using different technology. MGI is aware of other pharmaceutical companies which are developing products which, if and when approved by the FDA, will compete with Salagen Tablets in one or both indications. The company's competitors could also develop and introduce generic drugs comparable to Salagen Tablets, or drugs or other therapies that address the underlying causes of the symptoms which Salagen Tablets treat. There can be no assurance that the company will be successful in its plan to gain product specific protection for each of its pharmaceuticals or that developments by others will not render the company's products noncompetitive or obsolete.

Government Regulation

         The company's research and development activities are subject to significant regulation by numerous governmental authorities in the United States and other countries. Pharmaceutical products intended for therapeutic use in humans are governed by FDA regulations in the United States and by comparable regulations in foreign countries. The process of completing clinical testing and obtaining FDA approval for a new drug product requires a number of years and the expenditure of substantial resources without any assurance that approval for marketing will be granted.

         The FDA has established mandatory procedures to regulate the manufacturing and testing process to assure safety, potency and efficacy of a product. Following initial formulation, the steps required before any new prescription pharmaceutical product may be marketed in the United States include
(1) preclinical laboratory and animal tests; (2) the submission to the FDA of an Investigational New Drug Application ("IND"); (3) adequate and well-controlled clinical trials to establish the safety and efficacy of the drug; (4) the submission of an NDA to the FDA; and (5) FDA approval of the NDA prior to any commercial sale or shipment of the drug.

         Typically, preclinical studies are conducted in the laboratory and in animal model systems to gain preliminary information on the drug's efficacy and to identify any significant safety problems. The results of these studies are submitted to the FDA as part of the IND application. Testing in humans may commence 30 days after the IND has been filed unless the FDA issues a "clinical hold."

         A three-phase clinical program is usually required for FDA approval of a pharmaceutical product, unless "fast track approval" is granted. Phase I clinical trials are conducted to determine the safety and maximum dosage of the product. If Phase I testing data is positive and there are no limiting adverse reactions, a Phase II clinical trial is conducted to gain preliminary evidence as to the safety and efficacy of the product in a selected patient population for a specific indication. A Phase III clinical trial is conducted on a broader patient population including patients with multiple disease states and taking one or more medications to provide sufficient data for the statistical evidence of safety and efficacy. Phase II and Phase III studies are usually multi-center trials in order to achieve greater statistical validity and to have a broader patient population more representative of the population of the country.

         Upon completion of clinical testing which demonstrates the product is safe and effective for a specific indication, an NDA may be filed with the FDA. This application includes details of the testing processes, preclinical studies, clinical trials, as well as chemical, analytical, manufacturing, packaging and labeling information. FDA approval of the application is required before the applicant may market the new product.

         Even after initial FDA approval has been obtained, further studies may be required to provide additional data on safety or efficacy in order to obtain approval for uses other than those for which the product was initially tested. Moreover, such approval may entail limitations on the indicated uses for which a drug may be marketed. Even if FDA approval is obtained, there can be no assurance of commercial success for any product. Post-marketing testing and surveillance programs may also be required. The FDA may require withdrawal of an approved product from the market if any significant safety issues arise while a product is being marketed. In addition, before, during and after the process of approval, the company's prescription drug products must all be manufactured in accordance with "good manufacturing practices" as set forth by the FDA.

         In November 1997, the FDA Modernization Act was enacted which introduced the "fast track" approval process, codifying the accelerated approval process provided under the FDA's implementing regulations. In contrast to the standard review process, fast track approval allows the FDA to conditionally approve a product for market that is intended for the treatment of a serious or life-threatening condition and has demonstrated a clinical effect "that is reasonably likely to predict clinical benefit." In order to obtain fast track approval, there must be sufficient clinical information available to persuade the FDA that a clinical benefit will be demonstrated in confirming multi-center clinical trials. Fast track approval then allows a company to market the product for an indication while the company is conducting the confirming trials. These confirming trials may require several years to complete. Full approval may be granted only after the FDA has reviewed the studies, demonstrating the safety and efficacy of the product, which the FDA required when it initially granted the fast track approval. If the studies do not demonstrate the safety and efficacy of a product, the FDA will withdraw its fast track approval.

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

Employees

         As of December 31, 1998, MGI had 74 full-time and 4 part-time employees. Of MGI's employees, 36 are engaged in the company's marketing and selling effort, 24 are involved in pharmaceutical development, including regulatory affairs and manufacturing, and 18 are in other management or administrative positions. No employee of the company is represented by a labor union or is subject to a collective bargaining agreement. The company believes that its relations with its employees are satisfactory.

Export Sales

         Although MGI provides bulk drug substance and marketable drug product (for Salagen Tablets) to its international partners and distributors, the dollar amount relative to such transfers have, to date, been immaterial to MGI's financial position.

Item 2.  Properties

         The Company's offices are located in approximately 15,000 square feet of office space leased by the Company in Minnetonka, Minnesota. The lease for this space expires in September 1999. The Company is currently negotiating a lease for space in a new location.


Item 3.  Legal Proceedings

         None.

Item 4.  Submission of Matters to a Vote of Security Holders

         None.

                                     PART II

Item 5.  Market for Registrant's Common Stock and Related Stockholder Matters

         The Company's common stock trades on The Nasdaq National Market under the symbol "MOGN." As of March 15, 1998, the Company had approximately 913 shareholders of record and 14,595,803 shares of common stock outstanding. The Company has not paid cash dividends on its common stock and has no present intention of paying cash dividends on its common stock.

         The following table sets forth the high and low last daily closing prices as reported by Nasdaq for the periods indicated. Prices represent transactions between dealers and do not reflect retail markups, markdowns, or commissions, and may not necessarily represent actual transactions.


                                                       High          Low
                                                  ------------   ------------
1998
First Quarter                                     $      7-3/4   $      3-7/8
Second Quarter                                        12-13/16          6-3/4
Third Quarter                                           8-9/16              5
Fourth Quarter                                          12-1/8         6-9/32

1997
First Quarter                                     $      5-1/2   $      3-7/8
Second Quarter                                           4-3/4          3-1/2
Third Quarter                                            5-1/8         3-3/16
Fourth Quarter                                          5-9/16          3-1/2

Item 6.  Selected Financial Data

                           Selected Financial Data MGI
                                  PHARMA, INC.

                                                         Year Ended December 31,
                                         --------------------------------------------------------
                                           1998        1997        1996        1995        1994
                                         --------    --------    --------    --------    --------
                                                   (in thousands, except per share data)
Statement of Operations Data:
Revenues:
   Sales .............................   $ 12,945    $  9,345    $  6,460    $  4,607    $  4,276
   Promotion .........................        756        --          --          --          --
   Licensing .........................      3,137       3,090       2,170       7,718       1,636
   Interest and other ................        806         876         950         958         884
                                         --------    --------    --------    --------    --------
                                           17,644      13,311       9,580      13,283       6,796
Costs and expenses:
   Cost of sales .....................        939         768         678         772         563
   Selling, general and administrative     10,989       9,339       7,659       7,487       8,845
   Research and development ..........      5,302       4,989       7,865       7,266       6,196
   Amortization of
     intangible assets ...............       --          --          --           372         889
                                         --------    --------    --------    --------    --------
                                           17,230      15,096      16,202      15,897      16,493
                                         --------    --------    --------    --------    --------

Net income (loss) ....................   $    414    $ (1,785)   $ (6,622)   $ (2,614)   $ (9,697)
                                         ========    ========    ========    ========    ========

Net income (loss) per common share ...
   Basic .............................   $   0.03    $  (0.13)   $  (0.50)   $  (0.21)   $  (0.82)
   Assuming dilution .................   $   0.03    $  (0.13)   $  (0.50)   $  (0.21)   $  (0.82)

Weighted average number of common
   shares:
       Basic .........................     14,368      14,116      13,179      12,509      11,784
       Assuming dilution .............     14,966      14,116      13,179      12,509      11,784

Balance Sheet Data (at period end):
Cash and investments .................   $ 17,081    $ 15,056    $ 17,888    $ 17,979    $ 16,637
Working capital ......................   $ 16,096    $ 13,981    $ 15,820    $ 15,973    $ 14,859
Total assets .........................   $ 21,122    $ 18,191    $ 20,163    $ 20,515    $ 20,284
Total liabilities ....................   $  4,011    $  3,172    $  3,796    $  3,783    $  4,245
Accumulated deficit ..................   $(73,828)   $(74,243)   $(72,458)   $(65,836)   $(63,222)
Total stockholders' equity ...........   $ 17,111    $ 15,019    $ 16,367    $ 16,732    $ 16,038

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation

Overview

         MGI PHARMA, INC. (MGI or the company) is a pharmaceutical company that acquires, develops and markets differentiated, specialty pharmaceutical products. MGI's current product portfolio is comprised of products that address special needs in the fields of cancer and rheumatology.

         The company promotes its products directly to physicians in the United States using its own specialty sales force. These products include company-owned Salagen Tablets (pilocarpine hydrochloride) and Didronel I.V. Infusion (etidronate disodium), and a copromoted product, INFeD (iron dextran injection). Salagen Tablets are approved in the United States for two indications: symptoms of radiation-induced xerostomia (dry mouth) in head and neck cancer patients, and the symptoms of dry mouth associated with Sjogren's syndrome, an autoimmune disease that damages the salivary glands. Sales of Salagen Tablets in the United States account for more than 90 percent of all company product sales. Didronel I.V. Infusion is used to treat hypercalcemia (elevated blood calcium) in cancer patients. Under a promotion agreement with Schein Pharmaceutical, Inc., MGI promotes INFeD in the cancer market for treatment of iron deficiency anemia. Since Schein continues to own and distribute INFeD, MGI recognizes promotion fee revenue, rather than product sales revenue. Outside the United States, MGI commercializes its products through various alliances, and has agreements with several international pharmaceutical companies to commercialize Salagen Tablets in Europe, Japan and Canada.

         The company's current product development efforts include clinical and preclinical studies for MGI 114, the lead compound in a family of anti-cancer analogs known as acylfulvenes. Exclusive Japanese rights to MGI 114 and the other acylfulvene analogs were granted to Dainippon under a development and commercialization agreement in 1995. The company also provides continued clinical support of Salagen Tablets.

Results of Operations

Revenues
--------

Sales

        Sales revenues increased 39 percent to $12,944,620 in 1998, following a 45 percent increase from $6,459,550 in 1996 to $9,344,548 in 1997. The increases reflect increasing sales of Salagen Tablets. The 1998 increase primarily reflects broader demand for Salagen Tablets following FDA approval in February 1998 and product launch in April 1998 of Salagen Tablets for the treatment of Sjogren's syndrome symptoms.

         As is typical of the pharmaceutical industry, company sales are made to pharmaceutical wholesalers in the United States for further distribution through pharmacies to the ultimate consumers of the company's products. Due to periodic adjustments in wholesaler buying patterns,

MGI sales revenues may fluctuate from quarter to quarter. However, over the long run, MGI sales are expected to approximate wholesale shipments.

Promotion fee

         In March 1998, the company amended its promotion agreement with Schein for the promotion of INFeD. Under the terms of this amendment, a minimum promotion fee was set at $125,000 per quarter from July 1, 1997 to December 31, 1998. With this amendment, MGI began recognizing promotion fee revenue, totaling $756,326 in 1998. MGI and Schein are currently determining if this relationship will continue beyond 1999.

Licensing

         Licensing revenue increased 1 percent to $3,136,568 in 1998, following a 42 percent increase from $2,170,460 in 1996 to $3,090,375 in 1997. The 1997 increase resulted primarily from receipt of a $747,000 milestone payment from Kissei upon Kissei's advancement of Salagen Tablets into a pivotal clinical program in Japan. Even without a similar milestone in 1998, licensing revenue grew slightly due primarily to an increase in contract minimum payments for Salagen Tablets rights in Canada, an increase in royalties on technology from the company's former agricultural business and a scheduled increase in quarterly payments from Dainippon for continuing acylfulvene (e.g. MGI 114) rights in Japan. Future licensing revenues will likely fluctuate between years and from one quarter to another depending on the achievement of milestones by the company or its partners, the level of recurring royalty generating activities, and the timing of initiating additional licensing relationships.

Interest and other

         Interest and other income decreased 8 percent to $805,996 in 1998, following an 8 percent decrease from $949,982 in 1996 to $875,906 in 1997. A lower yield on investments primarily caused the 1998 decrease. A decrease in the average amount of funds available for investment caused the decrease in interest income in 1997.

Costs and Expenses
------------------

Cost of Sales

         Cost of sales increased 22 percent to $938,628 in 1998, following a 13 percent increase from $677,610 in 1996 to $767,680 in 1997. The increases were due to increased unit sales volume. Management believes that cost of sales as a percent of product sales should continue near its recent annual range of 7 to 10 percent for its current products. Quarterly changes in product mix may cause this measure to fluctuate.

Selling, general and administrative

         Selling, general and administrative expenses increased 18 percent to $10,989,017 in 1998, following a 22 percent increase from $7,658,654 in 1996 to $9,339,110 in 1997. The 1998 increase resulted primarily from increased selling and promotion costs in conjunction with the April 1998 launch of Salagen Tablets as a treatment for symptoms of dry mouth from Sjogren's syndrome. The 1997 increase resulted from restructuring the company's sales and marketing organization, as well as promotion costs associated with the launch of INFeD in the third quarter of 1997. Selling, general and administrative expenses are expected to increase in 1999 in conjunction with further expansion of promotional efforts of Salagen Tablets for treatment of Sjogren's syndrome symptoms.

Research and development

         Research and development expense increased 6 percent to $5,301,578 in 1998, following a 37 percent decrease from $7,865,475 in 1996 to $4,988,584 in 1997. The 1998 increase reflected increasing costs for the development of MGI
114. During 1998, development of MGI 114 transitioned from Phase I to Phase II clinical studies. Enrollment in three MGI sponsored Phase II studies began in 1998. These studies will begin to evaluate the efficacy of MGI 114 for the treatment of patients with prostate, pancreatic or ovarian tumors. In addition, MGI provided clinical supplies of MGI 114 to the National Cancer Institute for initiation of NCI's clinical studies of MGI 114. The 1997 decrease resulted from reduced spending for Salagen Tablets, following submission to the FDA in February 1997 of the supplemental NDA for Sjogren's syndrome. Research and development spending is expected to increase in 1999 as the development effort for MGI 114 continues to expand.

Net income (loss)

         Net income of $414,287 in 1998 compares with decreasing net losses from $6,621,747 in 1996 to $1,784,545 in 1997. A reduced net loss in 1997 and achievement of profitability in 1998 were due to increases in total revenues of 39 percent and 33 percent in 1997 and 1998, respectively, following a decrease in total costs and expenses of 7 percent in 1997 and an increase in total costs and expenses of 14 percent in 1998, compared to the prior years.

Tax loss carryforwards

         At December 31, 1998, the company had federal net operating loss carryforwards totaling approximately $75 million available to offset future taxable income, if any. These tax loss carryforwards will expire from 1999 through 2012, if not utilized. Utilization of the tax loss carryforwards may be subject to stringent annual limits if a substantial change in MGI ownership occurs as defined under the current Internal Revenue Code. Insufficient taxable income or imposition of the annual limits may lead to expiration of tax loss carryforwards.

Selected Quarterly Operating Results

         The following table sets forth certain unaudited financial information of the company for each of the quarters in the two year period ended December 31, 1998. In management's opinion, this unaudited quarterly information has been prepared on the same basis as the audited financial statements and includes all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the information for the quarters presented, when read in conjunction with the Financial Statements and Notes thereto included elsewhere herein. The company believes that quarter-to-quarter comparisons of its financial results are not necessarily meaningful and should not be relied upon as an indication of future performance.

                                                                   Three Months Ended
                               -----------------------------------------------------------------------------------------------
                               March 31    June 30  September 30  December 31,  March 31    June 30  September 30  December 31
                                 1997        1997        1997        1997         1998        1998        1998        1998
                               --------    --------    --------    --------     --------    --------    --------   -----------
Statement of Operations Data:                               (in thousands, except per share data)
Revenues:
   Sales ...................   $  2,190    $  1,997    $  2,577    $  2,580     $  2,629    $  3,260    $  3,274    $  3,781
   Promotion ...............       --          --          --          --            375         125         125         131
   Licensing ...............        455         520         786       1,329          571         644       1,022         901
   Interest and other ......        234         234         206         202          187         200         209         210
                               --------    --------    --------    --------     --------    --------    --------    --------
                                  2,879       2,751       3,569       4,111        3,762       4,229       4,630       5,023
                               --------    --------    --------    --------     --------    --------    --------    --------
Costs and expenses:
   Cost of sales ...........        237         154         205         171          207         293         216         222
   Selling, general and
     administrative ........      2,116       2,036       2,317       2,870        2,414       2,650       2,712       3,213
   Research and
     development ...........      1,062       1,384       1,184       1,359        1,238       1,357       1,317       1,390
                               --------    --------    --------    --------     --------    --------    --------    --------
                                  3,415       3,574       3,706       4,400        3,859       4,300       4,245       4,825
                               --------    --------    --------    --------     --------    --------    --------    --------

Net income (loss) ..........   $   (536)   $   (823)   $   (137)   $   (289)   $    (97)   $    (71)    $    385    $    198
                               ========    ========    ========    ========    ========    ========     ========    ========

Net income (loss) per common
   share:
     Basic .................   $  (0.04)   $  (0.06)   $  (0.01)   $  (0.02)   $  (0.01)   $  (0.00)    $   0.03    $   0.01
     Assuming dilution .....   $  (0.04)   $  (0.06)   $  (0.01)   $  (0.02)   $  (0.01)   $  (0.00)    $   0.03    $   0.01

Weighted average number
   of common shares:
     Basic .................     14,089      14,099      14,135      14,141      14,207      14,326       14,452      14,478
     Assuming dilution .....     14,089      14,099      14,135      14,141      14,207      14,326       15,020      15,321


Liquidity and Capital Resources

       At December 31, 1998, the company had cash and investments of $17,081,265 and working capital of $16,095,725 compared with $15,055,923 and $13,980,555, respectively, at December 31, 1997. During the year ended December 31, 1998, operating activities at the company provided $894,867 of cash and an additional $1,314,761 of cash was received from the exercise of stock options.

       Cash in excess of current operating needs is invested in money market instruments in accordance with the company's investment policy. This policy emphasizes principal preservation, so it requires strong issuer credit ratings and limits the amount of credit exposure from any one issuer or industry.

       Substantial amounts of capital are required for pharmaceutical development and commercialization efforts. For continued development and commercialization of MGI 114, Salagen Tablets and products acquired through the company's product acquisition strategy, the company plans to utilize cash provided from growth in product sales, collaborative arrangements and existing liquid assets. The company may also seek other sources of funding, including additional equity or debt issuances, or may manage the pace of developing its product candidates. The company anticipates that current cash and investments are sufficient to fund existing operations for at least two years.

Year 2000

       Worldwide, many currently installed computer systems and software are coded to accept only two-digit entries in the date code fields. These date code fields will need to accept four-digit entries to distinguish 21st century dates from 20th century dates. Unless it is resolved, this problem could result in system failures or miscalculations causing disruptions of business operations (including, among other things, a temporary inability to process transactions, send invoices or engage in other similar business activities). As a result, many companies' computer systems and software need to be upgraded or replaced in order to comply with Year 2000 requirements. The extent of potential global impact of the Year 2000 problem is uncertain. However, if not corrected in a timely manner, it could affect national economies generally, and MGI specifically.

       The company has formed a project team (consisting of representatives from its various departments) to address internal and external Year 2000 issues. The company's internal computer systems are being reviewed to assess and remediate Year 2000 problems. The company's assessment of internal systems includes its information technology (IT), as well as non-IT systems (those systems containing embedded technology in the form of microprocessors or other similar circuitry). The company's Year 2000 compliance program includes the following phases: identifying systems that need to be modified or replaced; carrying out remediation work to modify existing systems or convert to new systems; and conducting validation testing of systems and applications to ensure compliance. The company is currently in the second and third phases of this program. Those systems that have been replaced or modified are being tested. Other systems are scheduled for replacement or upgrade.

       The amount of further remediation work required to address Year 2000 problems is not expected to be extensive. The company has replaced most of its financial and operational systems in the last several years, and management believes that the new equipment and software substantially address Year 2000 issues. However, the company must further modify some of its existing hardware and software in order for its computer systems to function properly in the Year 2000 and thereafter. The company estimates that it will complete its Year 2000 compliance program for all its significant internal systems no later than October 1, 1999.

       In addition, the company is requesting assurances from its major suppliers that they are addressing the Year 2000 issue and that products purchased by the company from such suppliers will function properly in the Year 2000. Also, contacts are being made with the company's major customers. These actions are intended to help mitigate the possible external impact of the Year 2000 problem. However, it is impossible to fully assess the potential consequences in the event service interruptions from suppliers occur or in the event that there are infrastructure disruptions in areas such as utilities, communications, transportation, banking and government.

       The total estimated cost for resolving the company's Year 2000 issues is approximately $740,000, of which approximately $580,000 has been spent through December 31, 1998. This total cost estimate includes the cost of replacing non-compliant systems in cases where the company has accelerated plans to replace such systems. Estimates of Year 2000 costs are based on numerous assumptions, and there can be no assurance that the estimates are correct or that actual costs will not be materially greater than anticipated.

       Based on its assessments to date, the company believes it will not experience material disruption as a result of Year 2000 problems in internal processes, information processing or interface with major customers, or with processing orders and billing. However, if certain critical third-party providers, such as those providing product distribution, banking, contract manufacturing, electricity, water or telephone service, experience difficulties resulting in disruption of service to the company, a shutdown of the company's operations at its Minnesota headquarters could occur for the duration of the disruption. The company has not yet developed a contingency plan to provide for continuity of operation in the event of various problem scenarios, but it will assess the need to develop such a plan based on the outcome of its validation phase of its Year 2000 compliance program and the results of surveying its major suppliers and customers. Assuming no major disruption in service from utility companies or other critical third-party providers, the company believes that it will be able to manage its total Year 2000 transition without any further material effect on the company's results of operations or financial condition.

Market Risk Considerations

         The company does not have operations subject to risks of material foreign currency fluctuations, nor does it use derivative financial instruments in its operations or investment portfolio. The company places its investments in instruments that meet high credit quality standards, as specified in the company's investment policy guidelines. The company does not expect any material loss with respect to its investment portfolio or exposure to market risks associated with interest rates.

New Accounting Pronouncements

         In 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. The statement requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The company plans to adopt the new standard in 1999. The company is currently evaluating SFAS No. 133, but does not expect that it will have a material effect on its financial statements.

         In 1998, the Accounting Standards Executive Committee issued Statement of Position (SOP) 98-1, Accounting for Costs of Computer Software Developed or Obtained for Internal Use. SOP 98-1 provides guidance on accounting for the costs of computer software developed or obtained for internal use and does not require additional disclosures. The company intends to adopt SOP 98-1 in 1999. The adoption is not expected to have a material impact on the company's financial position or results of operations.

Cautionary Statement

         This document contains forward-looking statements within the meaning of the federal securities laws. These statements include representations regarding intent, belief, or current expectations of the company and its management. These forward-looking statements are not guarantees of future performance and involve a number of risks and uncertainties that may cause the company's actual results to differ materially from the results discussed in these statements. Factors that might cause such differences include, but are not limited to, dependence on sales of Salagen Tablets, dependence on a license acquisition strategy, uncertainty of strategic alliances, the ability to develop MGI 114 into an approved and successfully marketed chemotherapy agent, and other risks and uncertainties detailed from time to time in the company's filings with the Securities and Exchange Commission, including Exhibit 99 to this Annual Report on Form 10-K for the year ending December 31, 1998.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk

         The company does not have operations subject to risks of material foreign currency fluctuations, nor does it use derivative financial instruments in its operations or investment portfolio. The company places its investments in instruments that meet high credit quality standards, as specified in the company's investment policy guidelines. The company does not expect any material loss with respect to its investment portfolio or exposure to market risks associated with interest rates.

Item 8.  Financial Statements and Supplementary Data

                                MGI PHARMA, INC.

                                 BALANCE SHEETS

                                                                    December 31,    December 31,
                                                                        1998            1997
                                                                    ------------    ------------
ASSETS
------

Current assets:
   Cash and cash equivalents ....................................   $  6,513,204    $  7,057,091
   Short-term investments .......................................     10,568,061       7,998,832
   Accounts receivable, less allowances of $97,960 and $84,215 ..      1,410,539       1,073,993
   Inventories ..................................................      1,285,368         838,058
   Prepaid expenses .............................................        329,953         184,280
                                                                    ------------    ------------

     Total current assets .......................................     20,107,125      17,152,254

Equipment and furniture, at cost less accumulated depreciation of
   $1,062,405 and $808,720 ......................................        540,084         618,862

Other assets ....................................................        474,859         419,904
                                                                    ------------    ------------

Total assets ....................................................   $ 21,122,068    $ 18,191,020
                                                                    ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Current liabilities:
   Accounts payable .............................................   $    794,266    $    384,428
   Accrued expenses .............................................      2,712,884       2,331,016
   Deferred revenue .............................................        495,000         450,000
   Other current liabilities ....................................          9,250           6,255
                                                                    ------------    ------------

     Total current liabilities ..................................      4,011,400       3,171,699
                                                                    ------------    ------------

Stockholders' equity:
   Common stock, $0.01 par value, 30,000,000 authorized shares,
     14,542,472 and 14,195,563 issued and outstanding shares ....        145,425         141,956
   Additional paid-in capital ...................................     90,850,590      89,222,575
   Notes receivable from officers ...............................        (56,999)       (102,575)
   Accumulated deficit ..........................................    (73,828,348)    (74,242,635)
                                                                    ------------    ------------

     Total stockholders' equity .................................     17,110,668      15,019,321
                                                                    ------------    ------------

Commitments (Note 5)


Total liabilities and stockholders' equity ......................   $ 21,122,068    $ 18,191,020
                                                                    ============    ============

                 See accompanying notes to financial statements.

                                MGI PHARMA, INC.

                            STATEMENTS OF OPERATIONS

                                                                  Year Ended December 31,
                                                        -------------------------------------------
                                                            1998           1997             1996
                                                        ------------   ------------    ------------
Revenues:
   Sales ............................................   $ 12,944,620   $  9,344,548    $  6,459,550
   Promotion ........................................        756,326           --              --
   Licensing ........................................      3,136,568      3,090,375       2,170,460
   Interest and other ...............................        805,996        875,906         949,982
                                                        ------------   ------------    ------------
                                                          17,643,510     13,310,829       9,579,992
                                                        ------------   ------------    ------------

Costs and Expenses:
   Cost of sales ....................................        938,628        767,680         677,610
   Selling, general and administrative ..............     10,989,017      9,339,110       7,658,654
   Research and development .........................      5,301,578      4,988,584       7,865,475
                                                        ------------   ------------    ------------
                                                          17,229,223     15,095,374      16,201,739
                                                        ------------   ------------    ------------

Net income (loss) ...................................   $    414,287   $ (1,784,545)   $ (6,621,747)
                                                        ============   ============    ============

Net income (loss) per common share:
     Basic ..........................................   $       0.03   $      (0.13)   $      (0.50)
     Assuming dilution ..............................   $       0.03   $      (0.13)   $      (0.50)

Weighted average number of common shares outstanding:
     Basic ..........................................     14,367,627     14,116,471      13,178,790
     Assuming dilution ..............................     14,966,112     14,116,471      13,178,790

                 See accompanying notes to financial statements.

                                MGI PHARMA, INC.

                            STATEMENTS OF CASH FLOWS

                                                            Year Ended December 31,
                                                   --------------------------------------------
                                                       1998            1997            1996
                                                   ------------    ------------    ------------
OPERATING ACTIVITIES:
Net income (loss) ..............................   $    414,287    $ (1,784,545)   $ (6,621,747)
Adjustments for non-cash items:
   Depreciation ................................        253,685         180,935          96,907
   Stock contribution to benefit plan ..........        314,496         259,727         210,981
   Other .......................................          8,293          15,154            --
Changes in operating assets and liabilities:
   Accounts receivable .........................       (336,546)          5,977        (349,790)
   Inventories .................................       (447,310)       (243,894)        409,114
   Prepaid expenses ............................       (145,673)       (130,844)        (10,019)
   Accounts payable and accrued expenses .......        785,640      (1,078,843)        119,084
   Deferred revenue ............................         45,000         450,000            --
   Other current liabilities ...................          2,995          (1,456)            386
                                                   ------------    ------------    ------------

Net cash provided by (used in) operating
   activities ..................................        894,867      (2,327,789)     (6,145,084)
                                                   ------------    ------------    ------------

INVESTING ACTIVITIES:
   Purchase of investments .....................    (18,699,585)    (15,688,037)    (23,802,567)
   Maturity of investments .....................     16,130,356      17,356,458      23,038,675
   Purchase of equipment and furniture .........       (174,907)       (572,663)        (80,844)
   Payments on officer notes receivable ........         45,576           2,358         480,924
   Other .......................................        (54,955)        (99,387)         (9,817)
                                                   ------------    ------------    ------------
Net cash provided by (used in) investing
   activities ..................................     (2,753,515)        998,729        (373,629)
                                                   ------------    ------------    ------------

FINANCING ACTIVITIES:
Net proceeds from issuance of shares ...........           --              --         5,497,611
   Issuance of shares under stock plans ........      1,314,761         165,582         166,102
                                                   ------------    ------------    ------------
Net cash provided by financing activities ......      1,314,761         165,582       5,663,713
                                                   ------------    ------------    ------------

Decrease in cash and cash equivalents ..........       (543,887)     (1,163,478)       (855,000)

Cash and cash equivalents at beginning of period      7,057,091       8,220,569       9,075,569
                                                   ------------    ------------    ------------

Cash and cash equivalents at end of period .....   $  6,513,204    $  7,057,091    $  8,220,569
                                                   ============    ============    ============

                 See accompanying notes to financial statements.

                                MGI PHARMA, INC.

                       STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                         Notes
                                                        Additional     receivable                         Total
                                           Common         paid-in         from        Accumulated     stockholders'
                                            stock         capital       officers        deficit          equity
                                        ------------   ------------   ------------    ------------    ------------
Balance at December 31, 1995 ..........   $127,816     $ 82,872,883   $   (432,082)   $(65,836,343)   $ 16,732,274

Exercise of stock options,
   15,746 shares ......................        158           60,054           --              --            60,212
Employee stock purchase plan,
   28,203 shares ......................        282          105,608           --              --           105,890
Employee retirement savings plan
   contribution, 44,325 shares ........        443          208,457           --              --           208,900
Issuances of shares, 1,200,000 shares..     12,000        5,485,611           --              --         5,497,611
Other issuances, 11,692 shares ........        117           56,882        (56,999)           --              --
Note payment ..........................       --               --          384,148            --           384,148
Net loss ..............................       --               --             --        (6,621,747)     (6,621,747)
                                          --------     ------------   ------------    ------------    ------------
Balance at December 31, 1996 ..........    140,816       88,789,495       (104,933)    (72,458,090)     16,367,288

Exercise of stock options,
   5,675 shares .......................         57           39,869           --              --            39,926
Employee stock purchase plan,
   45,916 shares ......................        459          140,351           --              --           140,810
Employee retirement savings plan
   contribution, 62,398 shares ........        624          252,860           --              --           253,484
Note payment ..........................       --               --            2,358            --             2,358
Net loss ..............................       --               --             --        (1,784,545)     (1,784,545)
                                          --------     ------------   ------------    ------------    ------------
Balance at December 31, 1997 ..........    141,956       89,222,575       (102,575)    (74,242,635)     15,019,321

Exercise of stock options,
   275,786 shares .....................      2,758        1,184,504           --              --         1,187,262
Employee stock purchase plan,
   31,442 shares ......................        314          135,478           --              --           135,792
Employee retirement savings plan
   contribution, 39,681 shares ........        397          308,033           --              --           308,430
Note payment ..........................       --               --           45,576            --            45,576
Net income ............................       --               --             --           414,287         414,287
                                          --------     ------------   ------------    ------------    ------------
Balance at December 31, 1998 ..........   $145,425     $ 90,850,590   $    (56,999)   $(73,828,348)   $ 17,110,668
                                          ========     ============   ============    ============    ============

                 See accompanying notes to financial statements.

                                MGI PHARMA, INC.

                          NOTES TO FINANCIAL STATEMENTS


1.  Summary of Significant Accounting Policies

DESCRIPTION OF BUSINESS MGI PHARMA, INC. (MGI or the company) is a pharmaceutical company that acquires, develops and markets differentiated specialty pharmaceutical and medical products for therapeutic markets of unmet need. MGI's current product portfolio is comprised of products that address special needs in the fields of oncology and rheumatology, however, the company plans to expand its scope, including expansion into other niche areas, as it grows its business. The company markets its products to physicians throughout the United States, with sales made to pharmaceutical wholesalers for distribution to the ultimate consumers. U.S. sales of Salagen(R) Tablets (pilocarpine hydrochloride) account for the vast majority of company sales. The company is commercializing its products outside the United States through various alliances, and has agreements with several international pharmaceutical companies to commercialize Salagen(R) Tablets outside the U.S., including the markets of Europe, Japan and Canada. Current product development efforts include clinical and preclinical studies for MGI 114, the lead compound in a family of promising anti-cancer analogs, and continued clinical support of Salagen(R) Tablets. Exclusive rights to MGI 114 and the other acylfulvene analogs were granted to Dainippon Pharmaceutical Co., Ltd. under a development and commercialization agreement in 1995.

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

CONCENTRATION OF CREDIT RISK Financial instruments that may subject the company to significant concentrations of credit risk consist primarily of short-term marketable security investments and trade accounts receivable.

Cash in excess of current operating needs is invested in accordance with the company's investment policy. This policy emphasizes principal preservation, so it requires strong issuer credit ratings and limits the amount of credit exposure from any one issuer or industry.

The company grants credit primarily to pharmaceutical wholesale distributors throughout the United States in the normal course of business. Five wholesalers account for approximately 90 percent of company sales. Customer credit worthiness is routinely monitored and collateral is not normally required.

                                MGI PHARMA, INC.

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

ADVERTISING AND PROMOTION EXPENSE Costs of advertising and promotion are expensed as incurred and were, $1,617,828, $1,241,214 and $1,012,727 in 1998,
1997 and 1996, respectively. The company does not defer any costs related to direct-response advertising.

DEPRECIATION Depreciation of equipment and furniture is provided over the estimated useful lives of the respective assets on a straight-line basis. Estimated useful lives of equipment and furniture range from three to ten years.

INCOME TAXES Deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial carrying amounts of existing assets and liabilities and their respective tax bases. The measurement of deferred tax assets is adjusted, if necessary, by a valuation allowance for any tax benefits which are not assured of realization.

INCOME PER COMMON SHARE Basic income per share is calculated by dividing net income (loss) by the weighted-average common shares outstanding during the period. Income per share assuming dilution reflects the potential dilution to basic income per share that could occur upon conversion or exercise of securities, options, or other such items, to common shares using the treasury stock method based upon the weighted-average fair value of the company's common shares during the period.

USE OF ESTIMATES Preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions affecting reported

                                MGI PHARMA, INC.

asset and liability amounts and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period.
Actual results could differ from those estimates.

NEW ACCOUNTING PRONOUNCEMENTS In 1998, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 130, Reporting Comprehensive Income, which establishes standards for reporting and presentation of comprehensive income and its components (revenue, expense, gains and losses) in a full set of general purpose financial statements. The Company has adopted SFAS No. 130, but because it does not have any components of comprehensive income, net income and comprehensive net income are identical.

In 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 132, Employers' Disclosure about Pensions and Other Postretirement Benefits, which requires companies to disclose certain information about pensions and other postretirement benefits. The Company adopted SFAS No. 132 in fiscal 1998; however, it does not impact its financial statement disclosures.

In 1998, FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. The statement requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The Company plans to adopt the new standard in 1999. The Company is currently evaluating SFAS No. 133, but does not expect that it will have a material effect on its financial statements.

In 1998, the Accounting Standards Executive Committee issued Statement of Position (SOP) 98-1, Accounting for Costs of Computer Software Developed or Obtained for Internal Use. SOP 98-1 provides guidance on accounting for the costs of computer software developed or obtained for internal use and does not require additional disclosures. The Company intends to adopt SOP 98-1 in 1999. The adoption is not expected to have a material impact on the Company's financial position or results of operations.

BASIS OF PRESENTATION Certain prior year amounts have been reclassified to conform with current year presentation.

2.  Short-Term Investments

Held-to-maturity investments, stated at amortized cost (which approximates estimated fair value) at December 31, 1998 and 1997 are summarized as follows:

                                MGI PHARMA, INC.

                                                1998             1997
                                           --------------   -------------
          Commercial paper                 $    6,434,638   $   5,035,698
          Corporate notes                       4,133,423         871,612
          Certificates of deposit                      --       2,091,522
                                           --------------   -------------
                                           $   10,568,061   $   7,998,832
                                           ==============   =============

3.  Inventories

Inventories at December 31, 1998 and 1997 are summarized as follows:


                                                1998             1997
                                           --------------   -------------
          Raw materials and supplies       $       83,016   $      12,436
          Work in process                         531,952         662,337
          Finished products                       670,400         163,285
                                           --------------   -------------
                                           $    1,285,368   $     838,058
                                           ==============   =============

4.  Accrued Expenses

Accrued expenses at December 31, 1998 and 1997 are summarized as follows:


                                                 1998             1997
                                            --------------   -------------
          Bonuses                           $      536,683   $     489,000
          Product return accrual                   467,547         305,044
          Product development commitments          446,429         368,248
          Third party manufacturing                422,334         194,843
          Retirement plan contribution             204,619         177,249
          Other accrued expenses                   635,272         796,632
                                            --------------   -------------
                                            $    2,712,884   $   2,331,016
                                            ==============   =============

5.  Leases

The company leases office space and computer software under noncancellable lease agreements that contain renewal options and require the company to pay operating costs, including property taxes, insurance and maintenance. Rent expense was, $437,227, $396,092 and $357,161 in 1998, 1997 and 1996, respectively. Future minimum lease payments under noncancellable lease agreements are $249,617 in 1999, and $0 thereafter.

                                MGI PHARMA, INC.

6.  Licensing Arrangements

During 1995, MGI entered into a cooperative development and commercialization agreement with Dainippon Pharmaceutical Co., Ltd., a Japanese pharmaceutical company, whereby MGI granted Dainippon exclusive rights to its acylfulvenes in Japan. Under this agreement, Dainippon is expected to make milestone payments during the precommercial phase and MGI will participate in the commercial success of the drug product in Japan by supplying Dainippon with bulk drug substance. Quarterly license payments are scheduled to be received into 2000. The precommercial phase will conclude upon receipt of approval to market the first acylfulvene product in Japan and payment of the approval milestone by Dainippon. In conjunction with this 1995 agreement, MGI issued 750,000 shares of common stock to Dainippon and received net proceeds of $2.8 million from this issuance. Licensing revenue from Dainippon was $1,845,000, $1,665,000 and $1,485,000 in 1998, 1997 and 1996, respectively.

During 1994, MGI licensed exclusive rights to commercialize Salagen(R) Tablets in Japan to Kissei Pharmaceutical Co., Ltd., a Japanese pharmaceutical company. Kissei is scheduled to make certain milestone payments, with the final milestone payment due upon its filing for product approval in Japan. MGI will participate in the commercial success of the product through royalty payments based on product sales in Japan. In 1997, a $747,000 milestone payment was received as a result of Kissei's advancement of Salagen(R) Tablets into a pivotal clinical program.

MGI has entered into licensing agreements for the commercialization of Salagen(R) Tablets in Europe and Canada with Chiron B.V. and Pharmacia & Upjohn, Inc., respectively. Under these arrangements, MGI receives payments based upon product sales in the respective territories.

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

SHAREHOLDER RIGHTS PLAN On July 14, 1998, the company declared a dividend of one preferred share purchase right (Right) for each outstanding share of common stock of the company. Each Right entitles the registered holder to purchase one one-hundredth of a share of Series A Junior Participating Preferred Stock, at a price of $50.00 per one one-hundredth of a preferred share (subject

                                MGI PHARMA, INC.

to adjustment). The Rights become exercisable only if certain change in ownership control events occur and the company does not redeem the Rights. The Rights expire on July 14, 2008, if not previously redeemed or exercised.

STOCK INCENTIVE PLANS Under stock incentive plans, designated persons (including officers, directors and employees) have been or may be granted rights to acquire company common stock. These rights include stock options and other equity rights. At December 31, 1998, 3,040,120 shares of common stock remain reserved for issuance, of which 852,644 shares remain available for grant.

Stock options become exercisable over varying periods and expire up to ten years from date of grant. Options may be granted in the form of incentive stock options or nonqualified stock options. The option price for incentive stock options cannot be less than fair market value on the date of the grant. The option price for nonqualified stock options may be set by the Board of Directors.

Stock option activity in the three years ended December 31, 1998 is summarized as follows:


                                                                   Average
                                                  Number of       Price per
                                                   Shares           Share
                                               --------------   -------------
         Outstanding at December 31, 1995           1,631,053       $8.20
            Granted                                   908,707        4.70
            Exercised                                 (15,746)       3.82
            Canceled                                 (656,562)       7.25
                                               --------------
         Outstanding at December 31, 1996           1,867,452        6.87
            Granted                                   511,306        4.31
            Exercised                                  (5,675)       4.37
            Canceled                                 (291,933)       6.31
                                               --------------
         Outstanding at December 31, 1997           2,081,150        6.32
            Granted                                   472,408        4.81
            Exercised                                (275,786)       4.27
            Canceled                                  (90,296)       4.43
                                               --------------
         Outstanding at December 31, 1998           2,187,476       $6.33
                                               ==============

                                MGI PHARMA, INC.

The following table summarizes information concerning options outstanding and exercisable at December 31, 1998:

                                   Options Outstanding             Options Exercisable
                          ------------------------------------   ------------------------
                                          Weighted    Weighted                  Weighted
                                           Average     Average                  Average
                            Number        Remaining   Exercise     Number       Exercise
Range of Exercise Price   Outstanding       Life       Price     Exercisable     Price
------------------------  -----------    ----------  ---------   -----------   ----------
 $3.38 -  $3.75               223,962         7.83    $  3.72         67,670       $ 3.71
 $3.88 -  $4.00               370,558         8.48       3.94         50,752         3.97
 $4.13 -  $4.69               230,391         6.95       4.41        128,359         4.41
 $4.75 -  $4.88               577,614         7.62       4.78        346,322         4.77
 $5.00 -  $5.75               266,927         6.63       5.61        187,277         5.68
 $6.00 - $11.50               214,069         7.13       9.34        114,369        10.73
$12.00 - $30.00               303,955         4.97      14.10        282,705        13.68
                          -----------                            -----------
Total                       2,187,476         7.18       6.33      1,177,454         7.50
                          ===========                            ===========

OFFICER LOANS Loans to officers were made to facilitate the purchase of company stock. The loans are full recourse, unsecured obligations. At December 31, 1998, $56,999 of principal remains outstanding, which is payable upon demand.

EMPLOYEE STOCK PURCHASE PLAN Under the company's employee stock purchase plan, substantially all employees may purchase shares of common stock at the end of semiannual purchase periods at a price equal to the lower of 85% of the stock's fair market value on the first or last day of that period. Plan funding occurs throughout the purchase period by pre-elected payroll deductions of up to 15% of regular pay. No compensation expense results from the plan. Shares issued under the plan were 31,442, 45,916 and 28,203 at average prices of $4.32, $3.07 and $3.76 per share in 1998, 1997 and 1996, respectively. At December 31, 1998, 145,167 shares remain reserved for future issuance under the plan.

                                MGI PHARMA, INC.

FAIR VALUE OF STOCK PLANS The company applies APB Opinion No. 25 in accounting for its stock incentive plans for designated persons and, accordingly, no compensation cost has been recognized in the financial statements for employee and director stock options granted under its stock plans in the financial statements. Had the company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the company's net earnings (loss) would have been reported as shown below:


                                    1998           1997            1996
                                -----------    ------------    ------------
       Net income (loss):
          As reported           $   414,287    $ (1,784,545)   $ (6,621,747)
          Pro forma                (694,849)   $ (2,679,700)   $ (7,787,810)

       Net income (loss) per
       common share:
          As reported basic     $      0.03    $      (0.13)   $      (0.50)
          Pro forma basic       $     (0.05)   $      (0.19)   $      (0.59)

Pro forma amounts only reflect options granted from 1995 to 1998. Therefore, the full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the pro forma amounts presented above because compensation cost is reflected over the options' vesting period and compensation cost for options granted prior to January 1, 1995 is not considered.

The per share weighted-average fair value of stock options granted during 1998, 1997 and 1996 was $2.73, $2.22 and $2.27, respectively, on the date of grant, using the Black-Scholes option-pricing model with the following weighted-average assumptions:

                                            1998     1997    1996
                                          ------   ------   ------
          Expected dividend yield              0%       0%       0%
          Risk-free interest rate           5.00%    5.40%    6.50%
          Annualized volatility             0.61     0.52     0.45
          Expected life, in years              5        5        5

RETIREMENT SAVINGS PLAN The company's retirement savings plan conforms to
Section 401(k) of the Internal Revenue Code and participation is available to substantially all employees. Under the savings plan, participants may contribute a percentage of their eligible compensation for investment in company common stock or other investment vehicles. The company matches a portion of employee contributions and may also make discretionary contributions ratably to all eligible employees. Company contributions are made in the form of company common stock and become fully vested when an employee attains five years of service. Contribution expense was $314,496,

                                MGI PHARMA, INC.

$259,727 and $210,981 in 1998, 1997 and 1996, respectively. The company had 249,767 shares reserved for future issuance under the savings plan at December 31, 1998.

PREFERRED STOCK At December 31, 1998, 10,000,000 shares of preferred stock remain issuable. Issuance is subject to Board of Directors' action.

8.  Money Purchase Retirement Plan

The company sponsors a money purchase retirement plan covering substantially all employees. Under the plan, the company contributes a percentage of participating employees' eligible compensation. Company contributions resulted in expense of $198,647, $154,615 and $126,564 in 1998, 1997 and 1996, respectively.

9.  Income Taxes

The company incurred losses for tax purposes in each year of the three-year period ended December 31, 1998, and, accordingly, no income taxes were provided. Effective tax rates differ from statutory federal income tax rates in the years ended December 31, 1998, 1997 and 1996 as follows:


                                               1998      1997      1996
                                             -------   -------   -------
          Statutory federal income
             tax rate                           35.0%    (35.0)%   (35.0)%
          Valuation allowance change           (27.9)     42.2      23.6
          Research activities credit           (36.2)     (2.7)      1.8
          Orphan drug credit                   (53.6)    (28.7)       --
          State income taxes, net of
             federal benefit                     2.5      (2.5)     (2.5)
          Stock option exercises              (109.4)     (0.1)     (0.1)
          Net operating loss
          expiration                           174.1      22.9      10.6
          Other                                 15.5       3.9       1.6
                                             -------   -------   -------
                                                 0.0%      0.0%      0.0%
                                             =======   =======   =======

                                MGI PHARMA, INC.

Deferred taxes as of December 31, 1998 and 1997 consist of the following:


                                                       1998           1997
                                                   ------------   ------------
Deferred tax assets:
   Receivable allowances                           $     36,734   $     31,581
   Inventory allowances                                   2,277         64,312
   Product return allowance                             175,330        114,392
   Miscellaneous accrued expenses                        40,930         50,828
   Net operating loss carryforward                   28,205,491     28,684,299
   Research credit carryforward                       2,172,631      2,022,772
   Orphan drug credit                                   735,030        512,875
   Alternate minimum tax credit carryforward             48,295         48,295
                                                   ------------   ------------
                                                     31,416,718     31,529,354
   Less valuation allowance                         (31,394,482)   (31,510,334)
                                                   ------------   ------------
                                                   $     22,236   $     19,020
                                                   ============   ============
Deferred tax liabilities:
   Tax depreciation greater than book              $     22,236   $     19,020

At December 31, 1998, the company had net operating loss carryforwards of approximately $75,215,000 for federal income tax purposes, which begin to expire in 1999. Additionally, the company had research credit carryforwards of approximately $2,173,000, which begin to expire in 1999. The net change in the valuation allowance for the years ended December 31, 1998 and 1997 was a decrease of $115,852 in 1998 and an increase of $753,348 in 1997. A full valuation allowance has been provided against the deferred tax asset because, at this time, it has been determined that it is not more likely than not the deferred asset will be realized. When this determination changes upon future generation of taxable income, a reduction of $485,000 of the valuation allowance will be recorded as an increase to paid in capital since it is attributable to the exercise of stock options in 1998.

                                MGI PHARMA, INC.

10.      Segment and Geographic Information

         In the current year, the company adopted Statement of Financial Accounting Standards (SFAS) No. 131, Disclosures about Segments of an Enterprise and Related Information, which establishes standards for disclosure about operating segments, products, geography and major customers. The company operates in the single operating segment of specialty pharmaceuticals. Essentially all of its long-lived assets are located in the United States. Operating revenues attributed to U.S. and foreign customers in the years ended December 31, 1998, 1997 and 1996 are as follows:


                            1998            1997           1996
                         -----------     -----------     ----------
United States
   Sales                 $12,742,831     $ 9,041,335     $6,377,982
   Promotion                 756,326            --             --
   Licensing                 820,451         541,863        601,287
                         -----------     -----------     ----------
                          14,319,608       9,583,198      6,979,269
                         -----------     -----------     ----------
Foreign
   Sales                     201,789         303,213         81,568
   Promotion                    --              --             --
   Licensing               2,316,117       2,548,512      1,569,173
                         -----------     -----------     ----------
                           2,517,906       2,851,725      1,650,741
                         -----------     -----------     ----------
Total
   Sales                  12,944,620       9,344,548      6,459,550
   Promotion                 756,326            --             --
   Licensing               3,136,568       3,090,375      2,170,460
                         -----------     -----------     ----------
                         $16,837,514     $12,434,923     $8,630,010
                         ===========     ===========     ==========

                                MGI PHARMA, INC.

11.  Quarterly Financial Data (Unaudited)

Following is a summary of quarterly financial results in the years ended December 31:


                                    First       Second      Third       Fourth
                                   --------    --------    --------    --------
                                      (in thousands, except per share amounts)
1998
Total revenues                     $  3,762    $  4,229    $  4,630    $  5,023
Net income (loss)                       (97)        (71)        385         198
Income (loss) per common share:
       Basic                          (0.01)      (0.00)       0.03        0.01
       Assuming dilution              (0.01)      (0.00)       0.03        0.01

Weighted average shares:
       Basic                         14,207      14,326      14,452      14,478
       Assuming dilution             14,207      14,326      15,020      15,321

1997
Total revenues                     $  2,879    $  2,752    $  3,569    $  4,111
Net income (loss)                      (536)       (823)       (137)       (289)
Loss per common share:                (0.04)      (0.06)      (0.01)      (0.02)
Weighted average shares:             14,089      14,099      14,135      14,141


Loss per common share is computed based upon the weighted average number of shares outstanding during each period. Basic and diluted loss per share amounts for loss periods are identical as the effect of potential common shares is antidilutive.

                          INDEPENDENT AUDITORS' REPORT


The Board of Directors and Stockholders
MGI PHARMA, INC.:

We have audited the accompanying balance sheets of MGI PHARMA, INC. as of December 31, 1998 and 1997, and the related statements of operations, cash flows and stockholders' equity for each of the years in the three-year period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of MGI PHARMA, INC. as of December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1998 in conformity with generally accepted accounting principles.

                                             /s/ KPMG Peat Marwick LLP

Minneapolis, Minnesota
February 5, 1999

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         None.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant

         The information contained under the headings "Election of Directors" and "Executive Officers of the Company" on pages 2 through 6 of the Company's Proxy Statement for its 1999 Annual Meeting of Shareholders, to be held on May 11, 1999 (the "Proxy Statement"), is incorporated herein by reference.

Item 11. Executive Compensation

         The information contained under the heading "Executive Compensation" on pages 7 through 14 of the Proxy Statement is incorporated herein by reference, other than the subsection thereunder entitled "Report of Compensation Committee on Executive Compensation."

Item 12. Security Ownership of Certain Beneficial Owners and Management

         The information contained under the heading "Security Ownership of Certain Beneficial Owners and Management" on page 16 of the Proxy Statement is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

         None.

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

                                                              Page in this
(a)      1.  Financial Statements                             Annual Report
             --------------------                             -------------

             Balance Sheets at
             December 31, 1998 and 1997                            30

             Statements of Operations
             for the Years Ended December 31,
             1998, 1997 and 1996                                   31

             Statements of Cash Flows
             for the Years Ended December 31,
             1998, 1997 and 1996                                   32

             Statements of Stockholders'
             Equity for the Years Ended December 31,
             1998, 1997 and 1996                                   33

             Notes to Financial Statements                         34

             Independent Auditors' Report                          46


         2.  Financial Statement Schedules

             Independent Auditors' Report on
             Financial Statement Schedule                          63

             Schedule II - Valuation and Qualifying Accounts       64

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

3.2 Restated Bylaws of the Company, as amended to date (Incorporated by reference to Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998).

4.1 Specimen certificate for shares of Common Stock of the Company (Incorporated by reference to Exhibit 4.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30,
              1998).

4.2 Rights Agreement, dated as of July 14, 1998, between the Company and Norwest Bank, Minnesota, N.A. (including the form of Rights Certificate attached as Exhibit B thereto) (Incorporated by reference to Exhibit 1 to the Company's Registration Statement on Form 8-A, filed July 15, 1998).

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

*10.9         Termination Agreement, dated as of January 2, 1999, with James V.
              Adam.

*10.10        Termination Agreement, dated as of January 2, 1999, with Lori-jean
              Gille.

*10.11        Termination Agreement, dated as of January 2, 1999 with Charles N.
              Blitzer.

*10.12 Stock Purchase and Loan Agreement, dated May 14, 1996, between the Company and Charles N. Blitzer (Incorporated by reference to
              Exhibit 10.17 to the Company's Annual Report on Form 10-K for the year ended December 31, 1996).

10.13 Lease Agreement, dated August 7, 1989, with ALSCOR Investors Joint Venture, as amended by that certain Amendment to Office Lease, dated October 30, 1989, with ALSCOR Investors Joint Venture (Incorporated by reference to Exhibit 10.11 to the Company's Annual Report on Form 10-K for the year ended December 31, 1994).

10.14 Second Amendment to Office Lease, dated May 3, 1991 between the Company and ALSCOR Investors Joint Venture (Incorporated by reference to Exhibit 10.12 to the Company's Annual Report on Form 10-K for the year ended December 31, 1994).

10.15 Third Amendment to Office Lease, dated September 23, 1992 between the Company and ALSCOR Investors Joint Venture (Incorporated by reference to Exhibit 10.13 to the Company's Annual Report on Form 10-K for the year ended December 31, 1994).

10.16 Fourth Amendment to Office Lease, dated September 23, 1992 between the Company and ALSCOR Investors Joint Venture (Incorporated by reference to Exhibit 10.14 to the Company's Annual Report on Form 10-K for the year ended December 31, 1994).

10.17 Fifth Amendment to Office Lease, dated March 10, 1995 between the Company and ALSCOR Investors Joint Venture (Incorporated by reference to Exhibit 10.15 to the Company's Annual Report on Form 10-K for the year ended December 31, 1994).

10.18 Sixth Amendment to Office Lease, dated March 21, 1997 between the Company and ALSCOR Investors Joint Venture (Incorporated by reference to Exhibit 10.23 to the Company's Annual Report on Form 10-K for the year ended December 31, 1996).

10.19 Trademark License Agreement, dated as of December 31, 1989, between the Company and Norwich Eaton Pharmaceutical, Inc. (Incorporated by reference to Exhibit 10.16 to the Company's Annual Report on Form 10-K for the year ended December 31, 1994).

**10.20 Supply and License Agreement, dated March 19, 1992, among E Merck Fine Chemicals Division, EM Industries and the Company (Incorporated by reference to Exhibit 10.23 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997).

10.21 Development, Marketing and Cooperation Agreement, dated October 23, 1995, between the Company and Dainippon Pharmaceutical Co., Ltd. (Incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30,
              1995).

10.22 Manufacturing Agreement, dated December 12, 1995, between the Company and Global Pharm Inc. (Incorporated by reference to
              Exhibit 10.25 to the Company's Annual Report on Form 10-K for the year ended December 31, 1995).

**10.23 Promotion Agreement, dated March 11, 1997, between the Company and Schein Pharmaceutical, Inc. (Incorporated by reference to Exhibit
              10.29 to the Company's Annual Report on Form 10-K for the year ended December 31, 1996).

10.24 First Amendment to Promotion Agreement, dated March 24, 1998, between the Company and Schein Pharmaceutical, Inc. (Incorporated by reference to Exhibit 10 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998).

**10.25 Exclusive License Agreement, dated August 31, 1993, between the Company and The Regents of the University of California.

11            Computation of Net Income (Loss) Per Common Share.

23            Consent of KPMG Peat Marwick LLP.

24            Power of Attorney.

27            Financial Data Schedule.

99 Cautionary Statements under the Private Securities Litigation Reform Act of 1995.

* Items that are management contracts or compensatory plans or arrangements required to be filed as an exhibit pursuant to Item 14(c) of this Form 10-K.

** Pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended, confidential portions of Exhibits 10.20, 10.23 and 10.25 have been deleted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment.

(b)      Reports on Form 8-K
         -------------------

         The Company filed no reports on Form 8-K during the quarter ended December 31, 1998.

                    MGI PHARMA, INC. Retirement Savings Plan

         The following unaudited financial statements and schedules of the Company's Retirement Savings Plan are included herein in lieu of filing a Form 11-K for such plan, pursuant to General Instruction F to Form 10-K and Rule 15d-21:

                                                           Page in this
                                                           Annual Report
                                                           -------------

            Statements of Net Assets Available for
            Participants at December 31, 1998 and 1997          53

            Statements of Changes in Net Assets Available
            for Participants in the years ended
            December 31, 1998 and 1997                          54

            Notes to Financial Statements                       56

            Schedule 1 - Schedule of Investments Held
            at End of Plan Year                                 60

            Schedule 2 - Reportable Transactions                61

               STATEMENTS OF NET ASSETS AVAILABLE FOR PARTICIPANTS
                    MGI PHARMA, INC. Retirement Savings Plan
                                   (unaudited)

                                                      December 31
                                               --------------------------
                                                  1998            1997
                                               ----------     ----------
Investments at fair value:
Shares of registered investment companies:
   Invesco Stable Value                        $  397,184     $  210,030
   Vanguard Group:
     Fixed Income, GNMA                           119,440        103,992
     Primecap                                     448,386        284,334
     Index 500                                    110,720         40,109
     World, International Growth                  285,051        235,539
   Fidelity Puritan                               581,045        559,287
   Baron Asset                                     28,820           --
   Janus Worldwide                                 62,389           --

MGI PHARMA, INC. common stock                   2,452,310        755,951

Participant notes receivable                       47,834         46,010
                                               ----------     ----------
                                                4,533,179      2,235,252
                                               ----------     ----------

Receivables:
Contributions receivable:
     Employer                                     213,808        156,747
     Employees                                       --             --
                                               ----------     ----------
                                                  213,808        156,747
                                               ----------     ----------


Cash                                                5,067         12,169
                                               ----------     ----------

Net assets available for participants          $4,752,054     $2,404,168
                                               ==========     ==========


---------------------------------------------------
See accompanying notes to financial statements.

         STATEMENTS OF CHANGES IN NET ASSETS AVAILABLE FOR PARTICIPANTS
                    MGI PHARMA, INC. Retirement Savings Plan
                                   (unaudited)

                                                                       Year Ended December 31, 1998
                                         --------------------------------------------------------------------------------------
                                                                 Shares of registered investment companies
                                         --------------------------------------------------------------------------------------
                                                                             Vanguard Group
                                                        --------------------------------------------------------
                                           Invesco         Fixed
                                           Stable          Income                        Index       World Intl.      Fidelity
                                            Value           GNMA         Primecap         500          Growth         Puritan
                                         -----------    -----------    -----------    -----------    -----------    -----------
Additions to net assets:
Investment income:
   Net appreciation (depreciation)       $      --      $      (684)   $    43,475    $     9,559    $    (4,693)   $   (16,214)
   in fair value of investments
   Dividends                                  18,304          9,180         44,313          9,055         42,975        107,012
   Interest                                     --             --             --             --             --             --
                                         -----------    -----------    -----------    -----------    -----------    -----------
                                              18,304          8,496         87,788         18,614         38,282         90,798
                                         -----------    -----------    -----------    -----------    -----------    -----------
Contributions:
   Employer                                     --             --             --             --             --             --
   Participation                              30,584         12,877         88,811         39,481         68,037         76,442
                                         -----------    -----------    -----------    -----------    -----------    -----------
                                              30,584         12,877         88,811         39,481         68,037         76,442
                                         -----------    -----------    -----------    -----------    -----------    -----------
   Total additions                            48,888         21,373        176,599         58,095        106,319        167,240
                                         -----------    -----------    -----------    -----------    -----------    -----------


Distributions                                 (2,901)        (2,235)        (3,263)          (140)       (25,826)        (3,636)
Transfers between funds, net                 141,167         (3,672)        (9,284)        12,656        (30,981)      (141,846)
                                         -----------    -----------    -----------    -----------    -----------    -----------

   Net increase (decrease)                   187,154         15,448        164,052         70,611         49,512         21,758

Net assets available for participants:
   Beginning of year                         210,030        103,992        284,334         40,109        235,539        559,287
                                         -----------    -----------    -----------    -----------    -----------    -----------

   End of year                           $   397,184    $   119,440    $   448,386    $   110,270    $   285,051    $   581,045
                                         ===========    ===========    ===========    ===========    ===========    ===========

                       [WIDE TABLE CONTINUED FROM ABOVE]

                                                                    Year Ended December 31, 1998
                                         -------------------------------------------------------------------------------------
                                            Shares of registered
                                            investment companies
                                         --------------------------

                                                                                         MGI
                                            Barson         Janus        Common       Participant
                                            Asset        Worldwide       Stock          Notes          Other          Total
                                         -----------    -----------   -----------    -----------    -----------    -----------
Additions to net assets:
Investment income:
   Net appreciation (depreciation)       $   (32,865)   $    10,090   $ 1,449,334    $      --      $      --      $ 1,458,002
   in fair value of investments
   Dividends                                  37,863            237          --             --             --          268,939
   Interest                                     --             --            --            4,059           --            4,059
                                         -----------    -----------   -----------    -----------    -----------    -----------
                                               4,998         10,327     1,449,334          4,059           --        1,731,000
                                         -----------    -----------   -----------    -----------    -----------    -----------
Contributions:
   Employer                                     --             --         100,399           --          213,808        314,207
   Participation                                 537            945        42,709           --            9,288        369,711
                                         -----------    -----------   -----------    -----------    -----------    -----------
                                                 537            945       143,108           --          223,096        683,918
                                         -----------    -----------   -----------    -----------    -----------    -----------
   Total additions                             5,535         11,272     1,592,442          4,059        223,096      2,414,918
                                         -----------    -----------   -----------    -----------    -----------    -----------


Distributions                                      0              0       (18,365)          --             --          (56,384)
Transfers between funds, net                  23,285         51,117       122,282         (2,235)      (173,137)       (10,648)
                                         -----------    -----------   -----------    -----------    -----------    -----------

   Net increase (decrease)                    28,820         62,389     1,696,359          1,824         49,959      2,347,886

Net assets available for participants:
   Beginning of year                               0              0       755,951         46,010        168,916      2,404,168
                                         -----------    -----------   -----------    -----------    -----------    -----------

   End of year                           $    28,820    $    62,389   $ 2,452,310    $    47,834    $   218,875    $ 4,752,054
                                         ===========    ===========   ===========    ===========    ===========    ===========


                 -----------------------------------------------
                 See accompanying notes to financial statements.

         STATEMENTS OF CHANGES IN NET ASSETS AVAILABLE FOR PARTICIPANTS
                    MGI PHARMA, INC. Retirement Savings Plan
                                   (unaudited)

                                                              Year Ended December 31, 1997
                                          ---------------------------------------------------------------------
                                                       Shares of registered investment companies
                                          ---------------------------------------------------------------------
                                                                              Vanguard Group
                                                         ------------------------------------------------------
                                            Invesco         Fixed
                                            Stable         Income                        Index      World Intl.
                                             Value          GNMA        Primecap          500         Growth
                                          -----------    -----------   -----------    -----------   -----------
Additions to net assets:
Investment income:
     Net appreciation (depreciation) in
     fair value of investments            $      --      $     2,056   $     4,030    $     1,754   $   (15,085)
     Dividends                                 13,479          6,380         7,687            564        16,290
     Interest                                    --             --            --             --            --
                                          -----------    -----------   -----------    -----------   -----------
                                               13,479          8,436        11,717          2,318         1,205
                                          -----------    -----------   -----------    -----------   -----------
Contributions:
     Employer                                    --             --            --             --            --
     Participation                             28,403         12,829        28,997          7,315        74,306
                                          -----------    -----------   -----------    -----------   -----------
                                               28,403         12,829        28,997          7,315        74,306
                                          -----------    -----------   -----------    -----------   -----------
     Total additions                           41,882         21,265        40,714          9,633        75,511
                                          -----------    -----------   -----------    -----------   -----------


Distributions                                    --             --          (1,029)          --            (834)
Transfers between funds, net                  (15,652)        10,177       244,649         30,476       (67,888)
                                          -----------    -----------   -----------    -----------   -----------

     Net increase (decrease)                   26,230         31,442       284,334         40,109         6,789

Net assets available for participants:
     Beginning of year                        183,800         72,550          --             --         228,750
                                          -----------    -----------   -----------    -----------   -----------

     End of year                          $   210,030    $   103,992   $   284,334    $    40,109   $   235,539
                                          ===========    ===========   ===========    ===========   ===========

                       [WIDE TABLE CONTINUED FROM ABOVE]

                                                                        Year Ended December 31, 1997
                                          --------------------------------------------------------------------------------------
                                             Shares of registered
                                             investment companies
                                          --------------------------
                                            Fidelity Investments
                                          --------------------------

                                                          Retirement     MGI Common    Participant
                                            Puritan         Growth         Stock          Notes          Other         Total
                                          -----------    -----------    -----------    -----------    -----------    -----------
Additions to net assets:
Investment income:
     Net appreciation (depreciation) in
     fair value of investments            $    39,541    $    47,148    $   (78,734)   $      --      $      --              710
     Dividends                                 37,481            914           --             --             --           82,795
     Interest                                    --             --             --            4,252           --            4,252
                                          -----------    -----------    -----------    -----------    -----------    -----------
                                               77,022         48,062        (78,734)         4,252           --           87,757
                                          -----------    -----------    -----------    -----------    -----------    -----------
Contributions:
     Employer                                    --             --          110,861           --          156,747        267,608
     Participation                             76,532         49,487         38,262           --            8,835        324,966
                                          -----------    -----------    -----------    -----------    -----------    -----------
                                               76,532         49,487        149,123           --          165,582        592,574
                                          -----------    -----------    -----------    -----------    -----------    -----------
     Total additions                          153,554         97,549         70,389          4,252        165,582        680,331
                                          -----------    -----------    -----------    -----------    -----------    -----------


Distributions                                  (7,343)        (4,747)        (7,746)          --             --          (21,699)
Transfers between funds, net                  138,979       (360,277)       161,148         (6,526)      (147,824)       (12,738)
                                          -----------    -----------    -----------    -----------    -----------    -----------

     Net increase (decrease)                  285,190       (267,475)       223,791         (2,274)        17,758        645,894

Net assets available for participants:
     Beginning of year                        274,097        267,475        532,160         48,284        151,158      1,758,274
                                          -----------    -----------    -----------    -----------    -----------    -----------

     End of year                          $   559,287    $      --      $   755,951    $    46,010    $   168,916    $ 2,404,168
                                          ===========    ===========    ===========    ===========    ===========    ===========

                 -----------------------------------------------
                 See accompanying notes to financial statements.

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

         At December 31, 1998, 67 employees were participants in the Plan. The Plan is available to every employee of MGI who completes six months of employment, is at least 21 years old, and is scheduled for at least 1,000 hours of service annually. Eligible employees may participate in the Plan through: (1) contributions of up to 10% of their compensation;
         (2) employer matching contributions equal to 50% of employee contributions, up to 6% of an employee's compensation; (3) employer discretionary contributions; and (4) employee rollover contributions. Contributions are subject to certain limitations.

         Employee contributions and related earnings are directed by the participant into available investment options and are fully vested at all times. Employer contributions are in the form of MGI common stock. Following full vesting, a participant may elect to redirect investment of employer contributions to any of the plan's investment alternatives. At December 31, 1998, employer directed balances totaled $717,289 of the MGI common stock fund. Employer contributions are 20% vested after completion of two years of employment, 40% after three years, 75% after four years and 100% after five years. Employer discretionary contributions are allocated to a participant's account based upon his/her pro rata share of total recognized compensation during the year. Forfeitures are used to reduce the amount of MGI's contributions to the Plan.

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

         Baron Funds:
         Asset Fund - The Baron Asset Fund is an open-end, diversified security fund that seeks capital appreciation through investments in securities of small and medium sized companies with undervalued assets or favorable growth prospects. Production of income, if any, is incidental to this objective.

         Janus Funds:
         Worldwide Fund - The Janus Worldwide Fund is a diversified fund that seeks long-term growth of capital by investing primarily in common stocks of foreign and domestic issuers.

         MGI PHARMA, INC. common stock - MGI PHARMA, INC. (the Plan Sponsor) common stock is publicly traded, with trades reported on the NASDAQ National Market System. MGI is a pharmaceutical company that acquires, develops and markets differentiated speciality pharmaceutical products. MGI has not paid, and has no present intention of paying cash dividends on its common stock.

         Participant Notes Receivable
         ----------------------------
         Participants may borrow from their accounts a minimum of $1,000 up to the lesser of $50,000 or one-half of their balances. Loan transactions are treated as transfers between the relevant investment fund and the Participant Notes fund. Loan terms generally cannot exceed five years. The loans are secured by balances in the participant's accounts and bear interest fixed at 1% above the prime rate upon initiation of the loan. Principal and interest is paid monthly or by more frequent installments.

2.       Summary of Accounting Policies
         ------------------------------
         Basis of Accounting
         -------------------
         The financial statements of the Plan are prepared under the accrual method of accounting.

         Investment Valuation and Income Recognition
         -------------------------------------------
         Plan investments are stated at fair value. Shares of registered investment companies are valued at quoted market prices that represent the net asset value of shares held by the Plan at year-end. Company stock is valued at its quoted market price of $9.75 and $3.8125 per share at December 31, 1998 and 1997, respectively. Participant notes receivable are valued at cost which approximates fair value.

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

                                                                      Schedule 1

                SCHEDULE OF INVESTMENTS HELD AT END OF PLAN YEAR
                    MGI PHARMA, INC. Retirement Savings Plan
                                December 31, 1998
                                   (unaudited)

                                             Number of               Fair Market
Description                                Shares/Units     Cost        Value
------------------------------------------ ------------  ----------  ----------

Shares of registered investment companies:     397,184   $  397,184  $  397,184
     Invesco Stable Value
     Vanguard Group:
         Fixed Income, GNMA                     11,430      119,611     119,440
         Primecap Fund                           9,408      407,877     448,386
         Index 500                                 972      101,145     110,720
         World, International Growth            15,187      284,745     285,051
     Fidelity Puritan                           28,952      595,026     581,045
     Baron Fund                                    570       20,216      28,820
     Janus Worldwide                             1,317       52,300      62,389

MGI PHARMA, INC. common stock                  251,519    1,540,600   2,452,310

Participant notes receivable                    47,834       47,834      47,834
                                                         ----------  ----------

              Total                                      $3,567,668  $4,533,179
                                                         ==========  ==========

                                                                      Schedule 2

                             REPORTABLE TRANSACTIONS
                    MGI PHARMA, INC. Retirement Savings Plan
                          Year ended December 31, 1998
                                   (unaudited)

                                    Total      Total    Total Dollar  Total Dollar
                                  Number of  Number of    Value of      Value of      Net Gain
Description                       Purchases    Sales     Purchases       Sales        or (Loss)
--------------------------------  ---------  ---------  ------------  ------------   -----------
Shares of registered investment
companies:
   Invesco Stable Value                 63       13       330,042        141,758             0
   Vanguard Group:
     Fixed Income, GNMA                 53       10       147,208        132,320          (519)
     Primecap Fund                      57       12       127,221         34,267         2,966
     Index 500                          55        3        54,196            827           (16)
     World, International Growth        49       10        76,615         59,672        (4,999)
   Fidelity Puritan                     61       15       228,324        239,703        (2,253)
   Baron Asset                          11        1       312,316        250,632       (41,468)
   Janus Worldwide                       9        0        52,300              0             0

MGI PHARMA, INC. common stock           25       13       130,091        137,827        48,078


                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  March 30, 1999                      MGI PHARMA, INC.


                                            By /s/ Charles N. Blitzer
                                               ---------------------------------
                                            Charles N. Blitzer, President, Chief
                                            Executive Officer and Director

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.


Signature                   Title
---------                   -----
Charles N. Blitzer          President, Chief               )
                            Executive Officer              )
                            (principal executive           )
                            officer) and Director          )
                                                           )
William C. Brown*           Vice President,                )
                            Finance (principal financial   )
                            and accounting officer)        )
                                                           )
Andrew J. Ferrara*          Director                       )     By  /s/ Charles N. Blitzer
                                                           )        -------------------------
                                                           )         Charles N. Blitzer
Joseph S. Frelinghuysen*    Director                       )         Pro se and as
                                                           )         Attorney-in Fact*
Michael E. Hanson*          Director                       )
                                                           )
Hugh E. Miller*             Director                       )
                                                           )        Dated: March 30, 1999
Timothy G. Rothwell*        Director                       )
                                                           )
Lee J. Schroeder*           Director                       )
                                                           )
Arthur Weaver M.D.*         Director                       )


* By Power of Attorney filed with this report as Exhibit 24 hereto.

          Independent Auditors' Report on Financial Statement Schedule


The Board of Directors and Stockholders
MGI PHARMA, INC.:

Under the date of February 5, 1999, we reported on the balance sheets of MGI PHARMA, INC., as of December 31, 1998 and 1997, and the related statements of operations, cash flows, and stockholders' equity for each of the years in the three-year period ended December 31, 1998, as contained in the 1998 Annual Report to Shareholders. These financial statements and our report thereon are included in the annual report on Form 10-K for the year 1998. In connection with our audits of the aforementioned financial statements, we also have audited the related financial statement schedule as listed in the accompanying index. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


                                                /s/ KPMG Peat Marwick LLP

Minneapolis, Minnesota
February 5, 1999

                                MGI PHARMA, INC.

                        VALUATION AND QUALIFYING ACCOUNTS

                                                                       Additions
                                                        ----------------------------------------
                                          Balance at     Charged to   Charged to
                                          Beginning      Costs and      Other                         Balance at
             Description                  of Period      Expenses      Accounts   Deductions (1)    End of Period
-------------------------------------     ----------    -----------   ----------  --------------   ---------------
Year ended December 31, 1998
     Deducted from asset accounts
         Accounts receivable allowance    $   84,215    $   296,570    $    --      $ 282,825         $ 97,960

Year ended December 31, 1997
     Deducted from asset accounts
         Accounts receivable allowance    $   68,254    $   214,410    $    --      $ 198,449         $ 84,215

Year ended December 31, 1996
     Deducted from asset accounts
         Accounts receivable allowance    $  160,535    $   152,795    $    --      $ 245,076         $ 68,254


(1) Discounts by customers, or write-offs of uncollectible accounts, net of recoveries.

                                  EXHIBIT INDEX
                                MGI PHARMA, INC.

                           Annual Report on Form 10-K
                                       For
                          Year Ended December 31, 1998

Exhibit No.
-----------

3.1           Restated Articles of Incorporation (Incorporated by reference to
              Exhibit 3.1 to the Company's Registration Statement on Form S-2, File No. 33-40763).

3.2 Restated Bylaws of the Company, as amended to date (Incorporated by reference to Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1998).

4.1 Specimen certificate for shares of Common Stock of the Company (Incorporated by reference to Exhibit 4.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30,
              1998).

4.2 Rights Agreement, dated as of July 14, 1998, between the Company and Norwest Bank, Minnesota, N.A. (including the form of Rights Certificate attached as Exhibit B thereto) (Incorporated by reference to Exhibit 1 to the Company's Registration Statement on Form 8-A, filed July 15, 1998).

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

*10.9         Termination Agreement, dated as of January 2, 1999, with James V.
              Adam.

*10.10        Termination Agreement, dated as of January 2, 1999, with Lori-jean
              Gille.

*10.11        Termination Agreement, dated as of January 2, 1999 with Charles N.
              Blitzer.

*10.12 Stock Purchase and Loan Agreement, dated May 14, 1996, between the Company and Charles N. Blitzer (Incorporated by reference to
              Exhibit 10.17 to the Company's Annual Report on Form 10-K for the year ended December 31, 1996).

10.13 Lease Agreement, dated August 7, 1989, with ALSCOR Investors Joint Venture, as amended by that certain Amendment to Office Lease, dated October 30, 1989, with ALSCOR Investors Joint Venture (Incorporated by reference to Exhibit 10.11 to the Company's Annual Report on Form 10-K for the year ended December 31, 1994).

10.14 Second Amendment to Office Lease, dated May 3, 1991 between the Company and ALSCOR Investors Joint Venture (Incorporated by reference to Exhibit 10.12 to the Company's Annual Report on Form 10-K for the year ended December 31, 1994).

10.15 Third Amendment to Office Lease, dated September 23, 1992 between the Company and ALSCOR Investors Joint Venture (Incorporated by reference to Exhibit 10.13 to the Company's Annual Report on Form 10-K for the year ended December 31, 1994). 10.16 Fourth Amendment to Office Lease, dated September 23, 1992 between the Company and ALSCOR Investors Joint Venture (Incorporated by reference to
              Exhibit 10.14 to the Company's Annual Report on Form 10-K for the year ended December 31, 1994).

10.17 Fifth Amendment to Office Lease, dated March 10, 1995 between the Company and ALSCOR Investors Joint Venture (Incorporated by reference to Exhibit 10.15 to the Company's Annual Report on Form 10-K for the year ended December 31, 1994).

10.18 Sixth Amendment to Office Lease, dated March 21, 1997 between the Company and ALSCOR Investors Joint Venture (Incorporated by reference to Exhibit 10.23 to the Company's Annual Report on Form 10-K for the year ended December 31, 1996).

10.19 Trademark License Agreement, dated as of December 31, 1989, between the Company and Norwich Eaton Pharmaceutical, Inc. (Incorporated by reference to Exhibit 10.16 to the Company's Annual Report on Form 10-K for the year ended December 31, 1994).

**10.20 Supply and License Agreement, dated March 19, 1992, among E Merck Fine Chemicals Division, EM Industries and the Company (Incorporated by reference to Exhibit 10.23 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997).

10.21 Development, Marketing and Cooperation Agreement, dated October 23, 1995, between the Company and Dainippon Pharmaceutical Co., Ltd. (Incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30,
              1995).

10.22 Manufacturing Agreement, dated December 12, 1995, between the Company and Global Pharm Inc. (Incorporated by reference to
              Exhibit 10.25 to the Company's Annual Report on Form 10-K for the year ended December 31, 1995).

**10.23 Promotion Agreement, dated March 11, 1997, between the Company and Schein Pharmaceutical, Inc. (Incorporated by reference to Exhibit
              10.29 to the Company's Annual Report on Form 10-K for the year ended December 31, 1996).

10.24 First Amendment to Promotion Agreement, dated March 24, 1998, between the Company and Schein Pharmaceutical, Inc. (Incorporated by reference to Exhibit 10 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998).

**10.25 Exclusive License Agreement, dated August 31, 1993, between the Company and The Regents of the University of California.

11            Computation of Net Income (Loss) Per Common Share.

23            Consent of KPMG Peat Marwick LLP.

24            Power of Attorney.

27            Financial Data Schedule.

99 Cautionary Statements under the Private Securities Litigation Reform Act of 1995.

* Items that are management contracts or compensatory plans or arrangements required to be filed as an exhibit pursuant to Item 14(c) of this Form 10-K.

** Pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended, confidential portions of Exhibits 10.20, 10.23 and 10.25 have been deleted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment.