Form 10-Q
period 1999-03-31
MGI PHARMA INC
filed 1999-05-14
CIK 702131

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q


(Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended March 31, 1999

                                       OR

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from to

     Commission File Number: 0-10736


                                MGI PHARMA, INC.
             (Exact name of registrant as specified in its charter)

            Minnesota                                     41-1364647
   -------------------------------                     ----------------
   (State or other jurisdiction of                     (I.R.S. employer
    incorporation or organization)                  identification number)

          Suite 300E, Opus Center
           9900 Bren Road East
       Minnetonka, Minnesota 55343                   (612) 935-7335
    -------------------------------           ------------------------------
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


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

  Common Stock, $.01 par value                          14,668,382 shares
  ----------------------------                    -----------------------------
          (Class)                                 (Outstanding at May 14, 1999)

                                MGI PHARMA, INC.

                                 FORM 10-Q INDEX





                                                                      Page
                                                                     Number
                                                                     ------
PART I. FINANCIAL INFORMATION

     Item 1. Financial Statements (Unaudited)

             Balance Sheets - March 31, 1999
             and December 31, 1998                                      3

             Statements of Operations - Three Months
             Ended March 31, 1999 and 1998                              5

             Statements of Cash Flows - Three Months
             Ended March 31, 1999 and 1998                              6

             Notes to Financial Statements                              7

     Item 2. Management's Discussion and Analysis of
               Financial Condition and Results of Operations           11

     Item 3. Quantitative and Qualitative Disclosure About
               Market Risk                                             16


PART II. OTHER INFORMATION


     Item 5. Other Information                                         17

     Item 6. Exhibits and Reports on Form 8-K                          17



SIGNATURES                                                             18

                 PART I - FINANCIAL INFORMATION


Item 1. Financial Statements
                                MGI PHARMA, INC.

                                 BALANCE SHEETS

                                   (unaudited)


                                              March 31,    December 31,
                                                1999           1998
                                            -----------    ------------

ASSETS

Current assets:
  Cash and cash equivalents                 $ 4,558,684    $  6,513,204
  Short-term investments                     11,980,351      10,568,061
  Receivables, less allowances of
    $121,091 and $97,960                      2,276,202       1,410,539
  Inventories                                 1,157,245       1,285,368
  Prepaid expenses                              409,574         329,953
                                            -----------    ------------

     Total current assets                    20,382,056      20,107,125

Equipment and furniture, at cost
  less accumulated depreciation of
  $1,116,204 and $1,062,405                     488,476         540,084

Other assets                                    464,027         474,859
                                            -----------    ------------

Total assets                                $21,334,559    $ 21,122,068
                                            ===========    ============



(Continued)

BALANCE SHEETS
(Unaudited)
Page 2
                                              March 31,         December 31,
                                                1999                1998
                                             ------------       ------------
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                           $    723,850       $    794,266
  Accrued expenses                              2,498,166          2,712,884
  Deferred revenue                                     --            495,000
  Other current liabilities                        54,496              9,250
                                             ------------       ------------

     Total current liabilities                  3,276,512          4,011,400
                                             ------------       ------------

Stockholders' equity:
  Common stock, $.01 par value,
    30,000,000 authorized shares,
    14,595,803 and 14,542,472
    Issued shares                                 145,958            145,425
  Additional paid-in capital                   91,114,471         90,850,590
  Notes receivable from officers                  (56,999)           (56,999)
  Accumulated deficit                         (73,145,383)       (73,828,348)
                                             ------------       ------------

     Total stockholders' equity                18,058,047         17,110,668
                                             ------------       ------------

Total liabilities and
  stockholders' equity                       $ 21,334,559       $ 21,122,068
                                             ============       ============

See accompanying notes to financial statements.

                                MGI PHARMA, INC.

                            STATEMENTS OF OPERATIONS

                                   (Unaudited)

                                                       Three Months Ended
                                                            March 31,
                                                   ----------------------------
                                                      1999             1998
                                                   -----------      -----------

Revenues:
  Sales                                            $ 4,502,943      $ 2,628,952
  Promotion                                            125,000          375,000
  Licensing                                            871,716          621,160
  Interest and other                                   194,523          186,645
                                                   -----------      -----------
                                                     5,694,182        3,811,757
                                                   -----------      -----------
Costs and Expenses:
  Cost of sales                                        307,878          207,141
  Selling, general and administrative                3,173,496        2,414,255
  Research and development                           1,460,905        1,237,408
                                                   -----------      -----------
                                                     4,942,279        3,858,804
                                                   -----------      -----------

Income (loss) before taxes                         $   751,903     $    (47,047)
                                                   -----------      -----------

Provision for income taxes                              68,938           50,000
                                                   -----------      -----------

Net income (loss)                                  $   682,965     $    (97,047)
                                                   ===========     ============


Net income (loss) per common share:
          Basic                                    $      0.05      $     (0.01)

          Assuming dilution                        $      0.04      $     (0.01)


Weighted average number of common shares:
          Basic                                     14,574,929       14,207,435

          Assuming dilution                         15,475,494       14,207,435



See accompanying notes to financial statements.

                                MGI PHARMA, INC.

                            STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                                 Three Months Ended March 31,
                                               -------------------------------
                                                  1999                1998
                                               -----------        ------------

OPERATING ACTIVITIES:
Net income (loss)                              $   682,965        $    (97,047)
Adjustments for non-cash items:
  Depreciation                                      53,799              59,965
  Benefit plan contribution                         48,666              34,941
  Other                                             25,136                  --
Change in operating assets and liabilities:
  Receivables                                     (865,663)           (725,730)
  Inventories                                      128,123             106,155
  Prepaid expenses                                 (79,621)             26,832
  Accounts payable and accrued expenses           (300,917)           (186,367)
  Deferred revenue                                (495,000)           (450,000)
  Other current liabilities                         45,246              35,772
                                               -----------         -----------

Net cash used in operating activities             (757,266)         (1,195,479)
                                               -----------         -----------

INVESTING ACTIVITIES:
  Purchase of investments                       (5,814,748)         (5,877,268)
  Maturity of investments                        4,402,458           3,927,321
  Purchase of equipment and furniture               (2,191)           (145,335)
  Other                                            (14,304)            (39,240)
                                               -----------         -----------

Net cash used in investing activities           (1,428,785)         (2,134,522)
                                               -----------         -----------

FINANCING ACTIVITIES:
  Issuance of shares under stock
    plans                                          231,531              89,628
                                               -----------         -----------
Net cash provided by financing
  activities                                       231,531              89,628
                                               -----------         -----------
Decrease in cash and cash equivalents           (1,954,520)         (3,240,373)

Cash and cash equivalents at
  beginning of period                            6,513,204           7,057,091
                                               -----------         -----------

Cash and cash equivalents at
  end of period                                $ 4,558,684         $ 3,816,718
                                               ===========         ===========

See accompanying notes to financial statements.

                                MGI PHARMA, INC.

                          NOTES TO FINANCIAL STATEMENTS

                                   (Unaudited)



(1)      Basis of Presentation

MGI PHARMA, INC. (MGI or the company) is a pharmaceutical company that acquires, develops and markets differentiated specialty pharmaceutical products. MGI's current product portfolio is comprised of products that address special needs in the fields of oncology and rheumatology, however, the company plans to expand its scope as its business grows. The company promotes products directly to physicians throughout the United States using its own specialty sales force. As is common in the pharmaceutical industry, domestic sales are made to pharmaceutical wholesalers for further distribution through pharmacies to the ultimate consumers of the company's products. U.S. sales of Salagen(R) Tablets (pilocarpine hydrochloride) account for the majority of company sales. The company intends to commercialize all of its products outside the United States through various alliances, as it has for Salagen Tablets. The company has agreements with several international pharmaceutical companies to commercialize Salagen Tablets outside the U.S., including the major markets of Europe, Japan and Canada. Current product development efforts include clinical and preclinical studies for MGI 114, the lead compound in a family of promising anti-cancer analogs, and continued clinical support of Salagen Tablets. Exclusive rights in Japan to MGI 114 and the other acylfulvene analogs were granted to Dainippon Pharmaceutical Co., Ltd. under a cooperative development and commercialization agreement in 1995.

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal, recurring adjustments) considered necessary for fair presentation have been included. Interim results may not be indicative of annual results. Certain prior year amounts have been reclassified to conform with current year presentation. For further information, refer to the financial statements and footnotes included in the company's report on Form 10-K for the year ended December 31, 1998.

(2) Income (Loss) Per Common Share

Income (loss) per share for the three months ended March 31, 1999 and 1998 are summarized in the following table:

                                                     Three Months Ended March 31
                            -------------------------------------------------------------------------
                                            1999                                    1998
                            -------------------------------------    --------------------------------
                               Net                         Per         Net                      Per
                             Income                       Share       Income                   Share
                             (Loss)        Shares         Amount      (Loss)       Shares      Amount
                            --------     ----------      --------    --------    --------------------
Basic                       $682,965     14,574,929       $0.05      ($97,047)   14,207,435    ($0.01)
Effect of
  dilutive stock options          --        900,565      ($0.01)           --            --        --
                            --------     ----------      --------    --------    --------------------
Assuming dilution           $682,965     15,475,494       $0.04      ($97,047)   14,207,435    ($0.01)


For loss periods, basic and diluted share amounts are identical, as the effect of potential common shares is antidilutive.

(3) Short-Term Investments

Because the company has the intent and ability to hold its investments to maturity, they are considered held-to-maturity investments. As such, they are stated at amortized cost, which approximates estimated fair value. Held-to-maturity investments at March 31, 1999 and December 31, 1998 are summarized in the following table:


                                        1999              1998
                                    -----------       -----------
  Corporate notes                   $ 5,977,924       $ 4,133,423
  Commercial paper                    4,991,056         6,434,638
  Certificates of deposit             1,011,371                --
                                    -----------       -----------
                                    $11,980,351       $10,568,061
                                    ===========       ===========


(4) Inventories

Inventories at March 31, 1999 and December 31, 1998 are summarized as follows:


                                            1999           1998
                                        -----------    -----------
Raw materials and supplies              $   83,016     $   83,016
Work in process                             48,803        531,952
Finished products                        1,025,426        670,400
                                        ===========    ===========
                                        $1,157,245     $1,285,368
                                        ===========    ===========


Inventories are stated at the lower of cost or market. Cost is determined on a first-in, first-out basis.

(5) Accrued Expenses

Accrued expenses at March 31, 1999, and December 31, 1998, are summarized in the following table:

                                          1999           1998
                                       -----------    -----------
Product return accrual                 $  520,141     $  467,547
Third party manufacturing                 470,106        422,334
Product development commitments           446,252        446,429
Bonuses                                   222,717        536,683
Retirement plan contribution               59,545        204,619
Other accrued expenses                    779,405        635,272
                                       ===========    ===========
                                       $2,498,166     $2,712,884
                                       ===========    ===========


(6) Promotion Revenue

In March 1999, the company and Schein Pharmaceutical, Inc. concluded their agreement for the promotion of INFeD(R) (iron dextran injection). The company recognized a final quarterly promotion fee of $125,000 in the first quarter of 1999.


(7) Stock Incentive Plans

Under stock incentive plans, designated persons (including officers, directors and employees) are granted rights to acquire company common stock. These rights include stock options and other equity rights. At March 31, 1999, 3,225,166 shares of common stock remain reserved for issuance, of which 777,112 remain available for grant. Options to purchase 2,448,054 shares of common stock were outstanding, of which 1,319,119 were exercisable.
Options outstanding had a weighted average exercise price of $7.19 per share.

A loan to an officer was made to facilitate the purchase of company stock. The loan is a full recourse, unsecured obligation. At March 31, 1999, $56,999 of principal remains outstanding, which is payable upon demand.

(8) Stockholders' Equity

Changes in selected stockholders' equity accounts for the three months ended March 31, 1999, were as follows:


                                      Common Stock         Additional  Note receivable
                                 -----------------------    paid-in        from
                                    Shares     Par value    capital       officer
                                 -----------  ----------   ------------  ---------
Balance at December 31, 1998     14,542,472    $145,425    $90,850,590   ($56,999)
Exercise of stock options            50,000         500        231,031         --
Employee retirement savings
  plan contribution                   3,331          33         32,850         --
                                 ===========  ==========   ============  =========
Balance at March 31, 1999        14,595,803    $145,958    $91,114,471   ($56,999)
                                 ===========  ==========   ============  =========


(9) Subsequent Events

Effective April 1, 1999, the company entered into promotion agreements with Connetics Corporation for the promotion of Ridaura(R) (auranofin) and Luxiq(TM) (betamethasone valerate) Foam, 0.12%. Under the terms of the agreements, the company will promote Ridaura and Luxiq to the rheumatology market in the United States. For Ridaura, the company will receive $250,000 per quarter for making a specified number of sales calls, plus a split of gross margin produced from annual sales greater than $7.5 million. For Luxiq, the company will receive a split of product contribution from sales of Luxiq in the rheumatology market. Minimum terms for the Ridaura and Luxiq agreements are 18 months and 30 months respectively.

Under the terms of a separation agreement dated April 3, 1999, the duties of an employee of the company were reduced in anticipation of the departure of the employee by the end of 1999. The company will incur expense of $330,000 over the last three quarters of 1999; $167,000 for services rendered during the period, and $163,000 in non-cash compensation.

On April 19, 1999, the company entered into a lease agreement for new office space, located near its current offices. The company expects to move to the new location in the third quarter of 1999. The lease has a six-year term, with an option to extend the lease for an additional four years. Under the terms of the lease, the company is required to pay rent, real estate taxes, and operating costs. Future minimum lease payments for this lease agreement are as follows:


Remainder of 1999         $  178,000
2000                         363,000
2001                         441,000
2002                         448,000
2003                         455,000
Thereafter                   720,000
                          -----------
                          $2,605,000
                          ===========

Item 2.

Management's Discussion and Analysis of Financial Condition and Results of Operations


Overview

MGI PHARMA, INC. (MGI or the company) is a pharmaceutical company that acquires, develops and markets differentiated, specialty pharmaceutical products. MGI's current product portfolio is comprised of products that address special needs in the fields of cancer and rheumatology, however, the company plans to expand its scope as its business grows.

The company promotes products directly to physicians in the United States using its own specialty sales force. These products include company-owned Salagen(R) Tablets (pilocarpine hydrochloride) and Didronel(R) I.V. Infusion (etidronate disodium), and two copromoted products, Ridaura(R) (auranofin) and Luxiq(TM) (betamethasone valerate) Foam, 0.12%. Salagen Tablets are approved in the United States for two indications: symptoms of radiation-induced dry mouth in head and neck cancer patients, and the symptoms of dry mouth associated with Sjogren's syndrome, an autoimmune disease that damages the salivary glands. Sales of Salagen Tablets in the United States account for more than 90 percent of company product sales. Didronel I.V. Infusion is used to treat hypercalcemia (elevated blood calcium) in cancer patients. Under a promotion agreement with Connetics Corporation, the company exclusively promotes Riduara and Luxiq in the rheumatology market. Since Connetics continues to own and distribute Ridaura and Luxiq, MGI recognizes promotion fee revenue, rather than product sales revenue for these products. Outside the United States, MGI commercializes its products through various alliances, and has agreements with several international pharmaceutical companies to commercialize Salagen Tablets in Europe, Japan and Canada.

The company's current product development efforts include clinical and preclinical studies for MGI 114, the lead compound in a family of novel anti-cancer analogs known as acylfulvenes. Exclusive rights in Japan to MGI 114 and the other acylfulvene analogs were granted to Dainippon under a development and commercialization agreement in 1995. The company also provides ongoing clinical support of Salagen Tablets.

Results of Operations

Revenues

Sales

Sales revenues increased 71 percent from $2,628,952 in the 1998 first quarter to $4,502,943 in the 1999 first quarter. The increase reflects increasing sales of Salagen Tablets from broader demand for the product, following FDA approval of Salagen Tablets as a treatment of Sjogren's syndrome symptoms in February 1998. The company began promotion for this second approved use of Salagen Tablets in April 1998.

Sales of Salagen Tablets in the United States provided 96 percent of company-wide product sales in the 1999 first quarter. As is common in the pharmaceutical industry, the company's domestic sales are made to pharmaceutical wholesalers for further distribution through pharmacies to the ultimate consumers of the company's products. U.S. sales of Salagen Tablets in the first quarter of 1999 increased 18 percent compared to the previous quarter. This is the second consecutive quarter-to-quarter increase of 18 percent. The company believes that its recent quarter-to-quarter growth rate reflects a combination of increased demand due to the approval of Salagen Tablets for a second indication and wholesale buying patterns. This quarter-to-quarter growth rate, if sustained, would result in sales growth that is double the rate of the company's historical growth trend. However, current market survey data regarding demand for Salagen Tablets supports sales growth comparable to the company's historical experience. In the future, periodic adjustments in wholesaler buying patterns may cause the company's sales revenues to fluctuate from quarter to quarter relative to underlying product demand.

Promotion

Promotion revenue decreased 67 percent from $375,000 in the 1998 first quarter to $125,000 in the 1999 first quarter. In March 1998, the company amended its agreement with Schein for the promotion of INFeD. Under the terms of this amendment, a minimum promotion fee was set at $125,000 per quarter. With this amendment, the company began recognizing promotion fee revenue, resulting in the recognition of $375,000 of promotion revenue in the first quarter of 1998. In March 1999, the company concluded its promotion agreement with Schein with the minimum quarterly promotion fee ending on March 31, 1999.

Future promotion revenue will be generated from the April 1, 1999, Ridaura(R) and Luxiq(TM) promotion agreements, and is expected to meet, or slightly exceed, $250,000 per quarter over the next several quarters.

Licensing

Licensing revenue increased 40 percent from $621,160 in the 1998 first quarter to $871,716 in the 1999 first quarter. The increase is due primarily to increased revenue from international Salagen Tablets relationships. However, these increases were not reflective of underlying product demand and may not be recurring. The company is committed to improving the promotion of Salagen Tablets in Europe. Until this is achieved, only modest year-to-year increases in Salagen Tablets related licensing income are expected. In addition, future licensing revenues will likely fluctuate between years and from one quarter to another depending on the achievement of milestones by the company or its partners, the level of recurring royalty generating activities, and the timing of initiating additional licensing relationships.

Interest and other income increased 4 percent from $186,645 in the 1998 first quarter to $194,523 in the 1999 first quarter. An increase in the average amount of funds available for investment caused the increase in interest income in 1999. This increase was reduced by a decrease in the investment yield in 1999.

Costs and Expenses

Cost of Sales

Cost of sales increased 49 percent from $207,141 in the 1998 first quarter to $307,878 in the 1999 first quarter. The increase reflects increased unit sales. Management believes that cost of sales as a percent of product sales should continue near its recent annual range of 7 to 10 percent for its current products. Quarterly changes in product mix may cause this measure to fluctuate.

Selling, general and administrative

Selling, general and administrative expenses increased 31 percent from $2,414,255 in the 1998 first quarter to $3,173,496 in the 1999 first quarter. The increase results from increased selling and promotion costs to support Salagen Tablets as a treatment for symptoms of dry mouth from Sjogren's syndrome. Selling, general and administrative expenses in 1999 are expected to be greater than 1998 primarily due to planned expansion of promotional efforts of Salagen Tablets for treatment of Sjogren's syndrome symptoms.

Research and development

Research and development expense increased 18 percent from $1,237,408 in the 1998 first quarter to $1,460,905 in the 1999 first quarter. The increase reflects increasing costs for the development of MGI 114. During 1998, development of MGI 114 transitioned from Phase I to Phase II clinical studies. Enrollment in three MGI sponsored Phase II studies began in 1998. Enrollment in these studies increased in 1999. These studies will begin to evaluate the efficacy of MGI 114 for the treatment of patients with prostate, pancreatic or ovarian tumors. In addition, MGI continued to provide clinical supplies of MGI 114 to the National Cancer Institute for NCI's clinical studies of MGI 114. Research and development spending is expected to increase in 1999 as the development effort for MGI 114 continues to expand.

Net income (loss)

Net income of $682,965 in the first quarter of 1999 compares to a net loss of $97,047 in the first quarter of 1998. The net income for 1999 was due to an increase in total revenues of 49 percent, associated with an increase in costs and expenses of 28 percent, compared to 1998.

Liquidity and Capital Resources

At March 31, 1999, the company had cash and investments of $16,539,035 and working capital of $17,105,544 compared with $17,081,265 and $16,095,725, respectively, at December 31, 1998. For the quarter ended March 31, 1999, the company used $686,712 of cash to fund operating activities, resulting primarily from an increase in receivables from increased product sales.

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

The total estimated cost for resolving the company's Year 2000 issues is approximately $740,000, of which approximately $580,000 has been spent through March 31, 1999. This total cost estimate includes the cost of replacing non-compliant systems in cases where the company has accelerated plans to replace such systems. Estimates of Year 2000 costs are based on numerous assumptions, and there can be no assurance that the estimates are correct or that actual costs will not be materially greater than anticipated.

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

Cautionary Statement

This Form 10-Q contains forward-looking statements within the meaning of federal securities laws. These statements include statements regarding intent, belief, or current expectations of the Company and its management. These forward-looking statements are not guarantees of future performance and involve a number of risks and uncertainties that may cause the Company's actual results to differ materially from the results discussed in these statements. Factors that might cause such differences include, but are not limited to, dependence on sales of Salagen Tablets, the ability to develop MGI 114 into an approved and successfully marketed chemotherapy agent, dependence on a license acquisition strategy, uncertainty of strategic alliances, and other risks and uncertainties detailed from time to time in the Company's filings with the Securities and Exchange Commission, including Exhibit 99 to this Form 10-Q.


Item 3.

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

Item 6.  Exhibits and Reports on Form 8-K

(a)      LISTING OF EXHIBITS:

         10.1 Ridaura Promotion Agreement, dated April 1, 1999, between the company and Connetics Corporation

        *10.2 Luxiq Promotion Agreement, dated April 1, 1999, between the company and Connetics Corporation

         27       Financial Data Schedule

         99       Cautionary Statements

(b)      REPORTS ON FORM 8-K

          There were no reports on Form 8-K filed during the three months ended March 31, 1999.


          * Pursuant to Rule 24b-2 of the Securities Exchange Act of 1934 confidential portions of Exhibit 10.2 have been deleted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  MGI PHARMA, INC.


Date: May 14, 1999                By: /s/ William C. Brown
                                      ------------------------------
                                      William C. Brown, Vice President,
                                      Finance (principal financial and
                                      accounting officer)

                                MGI PHARMA, INC.

                          Quarterly Report on Form 10-Q
                                     for the
                          Quarter Ended March 31, 1999

                                  EXHIBIT INDEX

 Exhibit
  Number      Description
  ------      -----------


   10.1       Ridaura Promotion Agreement, dated April 1, 1999, between the company and Connetics Corporation

  *10.2       Luxiq Promotion Agreement, dated April 1, 1999, between the company and Connetics Corporation

     27       Financial Data Schedule

     99       Cautionary Statements

* Pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, confidential portions of Exhibit 10.2 have been deleted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment.