Form 10-Q
period 1999-06-30
MGI PHARMA INC
filed 1999-08-13
CIK 702131

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q


(Mark One)
 [X]   Quarterly report pursuant to Section 13 or 15(d)
           of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 1999

                                       OR

 [ ]   Transition report pursuant to Section 13 or 15(d)
           of the Securities Exchange Act of 1934
For the transition period from _______________ to _______________

Commission File Number:  0-10736

                                MGI PHARMA, INC.
                                ----------------
             (Exact name of registrant as specified in its charter)

               Minnesota                               41-1364647
     -------------------------------     ---------------------------------------
     (State or other jurisdiction of     (I.R.S. employer identification number)
      incorporation or organization)

         Suite 300E, Opus Center
           9900 Bren Road East
       Minnetonka, Minnesota 55343                      (612) 935-7335
---------------------------------------        -------------------------------
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
Yes __X__      No _____


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     Common Stock, $.01 par value                   14,800,815 shares
--------------------------------------    -------------------------------------
              (Class)                       (Outstanding at August 10, 1999)

                                MGI PHARMA, INC.

                                 FORM 10-Q INDEX


                                                                           Page
                                                                          Number
                                                                          ------
PART I.   FINANCIAL INFORMATION

     Item 1.   Financial Statements (Unaudited)

                 Balance Sheets - June 30, 1999
                 and December 31, 1998                                       3

                 Statements of Operations - Three Months and
                 Six Months Ended June 30, 1999 and 1998                     5

                 Statements of Cash Flows - Six Months
                 Ended June 30, 1999 and 1998                                6

                 Notes to Financial Statements                               7

     Item 2.   Management's Discussion and Analysis of
               Financial Condition and Results of Operations                 12

     Item 3.   Quantitative and Qualitative Disclosure About
               Market Risk                                                   18


PART II.   OTHER INFORMATION

     Item 4.   Submission of Matters to a Vote of Security
               Holders                                                       19

     Item 5.   Other Information                                             20

     Item 6.   Exhibits and Reports on Form 8-K                              20



SIGNATURES                                                                   21

                         PART I - FINANCIAL INFORMATION


Item 1. Financial Statements
----------------------------

                                MGI PHARMA, INC.

                                 BALANCE SHEETS

                                   (unaudited)


                                           June 30,         December 31,
                                             1999              1998
                                         ------------      ------------

ASSETS
------

Current assets:
  Cash and cash equivalents              $  5,803,273      $  6,513,204
  Short-term investments                   12,146,328        10,568,061
  Receivables, less allowances of
    $120,963 and $97,960                    2,582,355         1,410,539
  Inventories                               1,044,632         1,285,368
  Prepaid expenses                            353,602           329,953
                                         ------------      ------------

     Total current assets                  21,930,190        20,107,125

Equipment and furniture, at cost
  less accumulated depreciation of
  $1,180,674 and $1,062,405                   499,926           540,084

Other assets                                  407,479           474,859
                                         ------------      ------------

Total assets                             $ 22,837,595      $ 21,122,068
                                         ============      ============


(Continued)

BALANCE SHEETS
(Unaudited)
Page 2

                                           June 30,         December 31,
                                             1999              1998
                                         ------------      ------------

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                       $    630,383      $    794,266
  Accrued expenses                          2,620,818         2,712,884
  Deferred revenue                               --             495,000
  Other current liabilities                     6,459             9,250
                                         ------------      ------------

     Total current liabilities              3,257,660         4,011,400
                                         ------------      ------------

Stockholders' equity:
  Common stock, $.01 par value,
    30,000,000 authorized shares,
    14,725,448 and 14,542,472
    Issued shares                             147,254           145,425
  Additional paid-in capital               91,966,874        90,850,590
  Notes receivable from officers                 --             (56,999)
  Accumulated deficit                     (72,534,193)      (73,828,348)
                                         ------------      ------------

     Total stockholders' equity            19,579,935        17,110,668
                                         ------------      ------------

Total liabilities and
  stockholders' equity                   $ 22,837,595      $ 21,122,068
                                         ============      ============


-------------------------------------

See accompanying notes to financial statements.

                                MGI PHARMA, INC.

                            STATEMENTS OF OPERATIONS

                                   (Unaudited)

                                             Three Months Ended             Six Months Ended
                                                 June 30,                       June 30,
                                        ---------------------------    ---------------------------
                                            1999           1998            1999           1998
                                        ------------   ------------    ------------   ------------
Revenues:
  Sales                                 $  4,754,179   $  3,260,293    $  9,257,122   $  5,889,245
  Promotion                                  250,000        125,000         375,000        500,000
  Licensing                                1,037,067        693,610       1,908,783      1,314,770
  Interest and other                         210,766        200,498         405,289        387,143
                                        ------------   ------------    ------------   ------------
                                           6,252,012      4,279,401      11,946,194      8,091,158
                                        ------------   ------------    ------------   ------------


Costs and Expenses:
  Cost of sales                              254,681        293,364         562,559        500,505
  Selling, general and administrative      3,569,703      2,649,550       6,743,199      5,063,805
  Research and development                 1,746,720      1,357,362       3,207,625      2,594,770
                                        ------------   ------------    ------------   ------------
                                           5,571,104      4,300,276      10,513,383      8,159,080
                                        ------------   ------------    ------------   ------------

Income (loss) before taxes                   680,908        (20,875)      1,432,811        (67,922)
                                        ------------   ------------    ------------   ------------

Provision for income taxes                    69,718         50,000         138,656        100,000
                                        ------------   ------------    ------------   ------------

Net income (loss)                       $    611,190   $    (70,875)      1,294,155       (167,922)
                                        ============   ============    ============   ============



Net income (loss) per common share:
           Basic                        $       0.04   $      (0.00)   $       0.09   $      (0.01)

           Assuming dilution            $       0.04   $      (0.00)   $       0.08   $      (0.01)


Weighted average number of
 common shares outstanding:
           Basic                          14,647,411     14,325,735      14,611,370     14,268,708

           Assuming dilution              15,549,121     14,325,735      15,512,507     14,268,708

------------------------------------------------------------------------------

See accompanying notes to financial statements.

                                MGI PHARMA, INC.

                            STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                               Six Months Ended June 30,
                                              --------------------------
                                                 1999            1998
                                              -----------    -----------

OPERATING ACTIVITIES:
Net income (loss)                             $ 1,294,155    ($  167,922)
Adjustments for non-cash items:
  Depreciation                                    118,269        124,372
  Benefit plan contribution                        83,871         65,937
  Stock option acceleration                       162,953           --
  Other                                            52,924           --
Change in operating assets and liabilities:
  Receivables                                  (1,171,816)      (622,792)
  Inventories                                     240,736        210,279
  Prepaid expenses                                (23,649)        36,326
  Accounts payable and accrued expenses          (258,271)      (568,262)
  Deferred revenue                               (495,000)      (450,000)
  Other current liabilities                        (2,791)         2,747
                                              -----------    -----------

Net cash provided by(used in) operating
  activities                                        1,381     (1,369,315)
                                              -----------    -----------

INVESTING ACTIVITIES:
  Purchase of investments                      (9,818,845)    (9,300,497)
  Maturity of investments                       8,240,578      6,794,234
  Purchase of equipment and furniture             (78,111)      (151,841)
  Payments on notes receivable                     56,999         45,576
  Other                                            14,456        (40,481)
                                              -----------    -----------

Net cash used in investing activities          (1,584,923)    (2,653,009)
                                              -----------    -----------

FINANCING ACTIVITIES:
  Issuance of shares under stock
    plans                                         873,611        973,032
                                              -----------    -----------
Net cash provided by financing
  activities                                      873,611        973,032
                                              -----------    -----------
Decrease in cash and cash equivalents            (709,931)    (3,049,292)

Cash and cash equivalents at
  beginning of period                           6,513,204      7,057,091
                                              -----------    -----------

Cash and cash equivalents at
  end of period                               $ 5,803,273    $ 4,007,799
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

(2)      Income (Loss) Per Common Share

Income (loss) per share for the three month and six month periods ended June 30, 1999 and 1998 are summarized in the following table:


Three Months Ended June 30,                       1999                                      1998
                                ---------------------------------------  ---------------------------------------
                                    Net                         Per          Net                          Per
                                  Income                       Share        Income                       Share
                                  (Loss)         Shares        Amount       (Loss)         Shares       Amount
                                  ------         ------        ------       ------         ------       ------
Basic                              $611,190    14,647,411        $0.04      ($70,875)    14,325,735      ($0.00)
Effect of
  dilutive stock options           --             901,710        $0.00      --             --            --
                                ---------------------------------------  ---------------------------------------

Assuming dilution                  $611,190    15,549,121        $0.04      ($70,875)    14,325,735      ($0.00)



Six Months Ended June 30,                         1999                                      1998
                                ---------------------------------------  ---------------------------------------
                                    Net                         Per          Net                          Per
                                  Income                       Share        Income                       Share
                                  (Loss)         Shares        Amount       (Loss)         Shares       Amount
                                  ------         ------        ------       ------         ------       ------

Basic                            $1,294,155    14,611,370        $0.09     ($167,922)    14,268,708      ($0.01)
Effect of
  dilutive stock options           --             901,137       ($0.01)     --             --            --
                                ---------------------------------------  ---------------------------------------

Assuming dilution                $1,294,155    15,512,507        $0.08     ($167,922)    14,268,708      ($0.01)


For loss periods, basic and diluted share amounts are identical, as the effect of potential common shares is antidilutive.

(3)      Short-Term Investments

Because the company has the intent and ability to hold its investments to maturity, they are considered held-to-maturity investments. As such, they are stated at amortized cost, which approximates estimated fair value. Held-to-maturity investments at June 30, 1999 and December 31, 1998 are summarized in the following table:

                                    1999               1998
                               ---------------    ---------------
Corporate notes                    $6,608,340         $4,133,423
Commercial paper                    3,495,539          6,434,638
Certificates of deposit             2,042,449               --
                               ---------------    ---------------
                                  $12,146,328        $10,568,061
                               ===============    ===============

(4)      Inventories

Inventories at June 30, 1999 and December 31, 1998 are summarized as follows:

                                      1999              1998
                                ---------------   ---------------
Raw materials and supplies             $92,984           $83,016
Work in process                         76,029           531,952
Finished products                      875,619           670,400
                                ---------------   ---------------
                                    $1,044,632        $1,285,368
                                ===============   ===============

Inventories are stated at the lower of cost or market. Cost is determined on a first-in, first-out basis.


(5)      Accrued Expenses

Accrued expenses at June 30, 1999, and December 31, 1998, are summarized in the following table:

                                            1999            1998
                                       -------------   -------------
Product development commitments            $809,969        $446,429
Product return accrual                      512,293         467,547
Bonuses                                     343,034         536,683
Retirement and separation agreement         270,000              --
Retirement plan contribution                104,046         204,619
Third party manufacturing                        --         422,334
Other accrued expenses                      581,476         635,272
                                       -------------   -------------
                                         $2,620,818      $2,712,884
                                       =============   =============

(6)      Promotion Revenue

In March 1999, the company and Schein Pharmaceutical, Inc. concluded their agreement for the promotion of INFeD(R) (iron dextran injection). The company recognized a final quarterly promotion fee of $125,000 in the first quarter of 1999.

In April 1999, the company entered into promotion agreements with Connetics Corporation for the promotion of Ridaura(R) (auranofin) and Luxiq(TM) (betamethasone valerate) Foam, 0.12%. Under the terms of the agreements, the company will promote Ridaura and Luxiq to the rheumatology market in the United States. For Ridaura, the company will receive $250,000 per quarter for making a specified number of sales calls, plus a split of gross margin produced from annual sales greater than $7.5 million. For Luxiq, the company will receive a split of product contribution from sales of Luxiq in the rheumatology market. Minimum terms for the Ridaura and Luxiq agreements are 18 months and 30 months respectively.

(7)      Stock Incentive Plans

Under stock incentive plans, designated persons (including officers, directors and employees) are granted rights to acquire company common stock. These rights include stock options and other equity rights. At June 30, 1999, 3,315,131 shares of common stock remain reserved for issuance, of which 907,023 remain available for grant. Options to purchase 2,408,108 shares of common stock were outstanding, of which 1,344,310 were exercisable.
Options outstanding had a weighted average exercise price of $7.41 per share.

(8)      Stockholders' Equity

Changes in selected stockholders' equity accounts for the six months ended June 30, 1999, were as follows:

                                       Common Stock         Additional   Note receivable
                               -------------------------     paid-in          from
                                  Shares      Par value      capital         officer
                               ------------  -----------  -------------- ---------------
Balance at December 31, 1998     14,542,472     $145,425    $90,850,590        ($56,999)
Exercise of stock options           165,222        1,652        785,058             --
Employee retirement savings
  plan contribution                   7,602           76         81,473             --
Employee stock purchase plan         10,152          101         86,800             --
Note payment                     --             --           --                  56,999
Stock option acceleration        --             --              162,953             --
                               ------------  -----------  -------------- ---------------
Balance at June 30, 1999         14,725,448     $147,254    $91,966,874              $0
                               ============  ===========  ============== ===============

(9)      Commitments

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

Remainder of 1999                $178,000
2000                              363,000
2001                              441,000
2002                              448,000
2003                              455,000
Thereafter                        720,000
                             -------------
                               $2,605,000
                             =============

(10)     Subsequent Event

In July 1999, the company entered into an agreement with Pharmacia & Upjohn for the co-promotion of Azulfidine EN-tabs(R) (sulfasalazine delayed release tablets, USP). Under the terms of the agreement, MGI will promote Azulfidine EN-tabs to the rheumatology market in the United States, following the anticipated September 1999 co-promotion marketing launch. MGI will earn promotion revenue based on its ability to increase sales of Azulfidine EN-tabs(R). The Azulfidine EN-tabs co-promotion agreement has an initial term of three and one-half years from the co-promotion marketing launch.

Item 2.
-------

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

The company promotes products directly to physicians in the United States using its own specialty sales force. These products include company-owned Salagen(R) Tablets (pilocarpine hydrochloride) and Didronel(R) I.V. Infusion (etidronate disodium), and two copromoted products, Ridaura(R) (auranofin) and Luxiq(TM) (betamethasone valerate) Foam, 0.12%. The company is scheduled to begin promoting a third co-promotion product, Azulfidine EN-tabs(R) (sulfasalazine delayed release tablets, USP), in September 1999. Salagen Tablets are approved in the United States for two indications: symptoms of radiation-induced dry mouth in head and neck cancer patients, and the symptoms of dry mouth associated with Sjogren's syndrome, an autoimmune disease that damages the salivary glands. Sales of Salagen Tablets in the United States account for more than 90 percent of company product sales. Didronel I.V. Infusion is used to treat hypercalcemia (elevated blood calcium) in cancer patients. Copromoted products continue to be owned and distributed by the copromotion partners, so MGI recognizes promotion fee revenue, rather than product sales revenue for these products. Outside the United States, MGI commercializes its products through various alliances, and has agreements with several international pharmaceutical companies to commercialize Salagen Tablets in Europe, Japan and Canada.

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

Results of Operations

Revenues
--------

Sales

Sales revenues increased 46 percent from $3,260,293 in the 1998 second quarter to $4,754,179 in the 1999 second quarter, and increased 57 percent from $5,889,245 in the 1998 first half to $9,257,122 in the 1999 first half. The increases reflect increasing sales of Salagen Tablets from broader demand for the product, following FDA approval of Salagen

Tablets as a treatment of Sjogren's syndrome symptoms in February 1998. The company began promotion for this second approved use of Salagen Tablets in April 1998.

Sales of Salagen Tablets in the United States provided 97 percent of company-wide product sales in both the 1999 second quarter, and in the 1999 first half. As is common in the pharmaceutical industry, the company's domestic sales are made to pharmaceutical wholesalers for further distribution through pharmacies to the ultimate consumers of the company's products. U.S. sales of Salagen Tablets increased 6 percent from the first quarter of 1999 to the second quarter of 1999, following an 18 percent increase for the previous quarter-to-quarter comparison. The company believes that the current growth rate for Salagen Tablets, as measured by third party market survey data, is between this 6 percent to 18 percent range of quarterly sales growth. In the future, periodic adjustments in wholesaler buying patterns may continue to cause the company's sales revenues to fluctuate from quarter to quarter relative to underlying product demand.

Additionally, sales of Salagen Tablets may be negatively affected by the approval of alternative treatments for conditions currently treated by Salagen Tablets. A potential competitor, Ethyol(R) (amifostine), was approved in June 1999 by the FDA for treatment of radiation-induced dry mouth in post-operative head and neck cancer patients. Salagen Tablets are approved for the treatment of dry mouth symptoms resulting from radiation used to treat, head and neck cancer patients and for dry mouth symptoms associated with Sjogren's syndrome. Due to the more restricted patient population for Ethyol, as well as other factors such as price and invasive administration, the company currently believes that Ethyol is not expected to have a major impact on sales of Salagen Tablets. Other potential competitive compounds are in various stages of development, including a compound to treat the symptoms of Sjogren's syndrome, which was submitted to the FDA for approval in the second half of 1998. At this time, the company is unable to estimate what effect, if any, these development compounds will have on the future demand for Salagen Tablets.

Promotion

Promotion revenue increased 100 percent from $125,000 in the 1998 second quarter to $250,000 in the 1999 second quarter, but decreased 25 percent from $500,000 in the 1998 first half to $375,000 in the 1999 first half. These changes reflect differing product relationships between 1998 and 1999. In 1998, the company was promoting INFeD under an agreement with Schein Pharmaceutical. In 1999, the company concluded its promotional activities with Schein, and entered into promotion agreements with Connetics Corporation for the promotion of Ridaura(R) and Luxiq(TM).

Under the Schein agreement, the company earned a minimum promotion fee of $125,000 per quarter, plus an additional fee of $250,000 in the first quarter of 1998 from an amendment to the contract. The company concluded its promotional activity with Schein at the end of the first quarter of 1999. Under the Connectics agreement, the company is recognizing a minimum of $250,000 per quarter. After September 1999, the company will begin recognizing promotion revenue from the co-promotion of Azulfidine EN-tabs.

Licensing

Licensing revenue increased 50 percent from $693,610 in the 1998 second quarter to $1,037,067 in the 1999 second quarter, and increased 45 percent from $1,314,770 in the 1998 first half to $1,908,783 in the 1999 first half. The increases are due to increased revenue from international Salagen Tablets relationships, an increase in royalties on technology from the company's former agricultural business, and a scheduled increase in quarterly licensing payments from Dainippon for continuing acylfulvene rights in Japan. However, the increases from international partners for Salagen Tablets were not reflective of underlying product demand and may not be recurring. The company is committed to improving the promotion of Salagen Tablets in Europe. Until this is achieved, only modest year-to-year increases in Salagen Tablets related licensing income are expected. In addition, future licensing revenues will likely fluctuate between years and from one quarter to another depending on the achievement of milestones by the company or its partners, the level of recurring royalty generating activities, and the timing of initiating additional licensing relationships.

Interest and other

Interest and other income increased 5 percent from $200,498 in the 1998 second quarter to $210,766 in the 1999 second quarter, and increased 5 percent from $387,143 in the 1998 first half to $405,289 in the 1999 first half. An increase in the average amount of funds available for investment caused the increases in interest income in 1999. This increase was reduced by a decrease in the investment yield in 1999.

Costs and Expenses
------------------

Cost of Sales

Cost of sales decreased 13 percent from $293,364 in the 1998 second quarter to $254,681 in the 1999 second quarter, but increased 12 percent from $500,505 in the 1998 first half to $562,559 in the 1999 first half. Both changes reflect increased unit sales. However, in the quarter-to-quarter comparison, a shift in the product mix toward higher cost international sales in the 1998 quarter resulted in higher cost of sales in that period compared to 1999, despite increased unit volume in 1999. Management believes that cost of sales as a percent of product sales should continue near its recent annual range of 5 to 9 percent for its current products. Quarterly changes in product mix may cause this measure to fluctuate.

Selling, general and administrative

Selling, general and administrative expenses increased 35 percent from $2,649,550 in the 1998 second quarter to $3,569,703 in the 1999 second quarter, and increased 33 percent from $5,063,805 in the 1998 first half to $6,743,199 in the 1999 first half. The increases result from increased selling and promotion costs to support Salagen Tablets as a treatment for symptoms of dry mouth from Sjogren's syndrome, and $525,000 in expenses associated with non-recurring retirement and separation agreements. Selling, general and administrative expenses in 1999 are expected to be greater than 1998 primarily due to planned expansion of promotional efforts of Salagen Tablets for the treatment of Sjogren's syndrome symptoms.

Research and development

Research and development expense increased 29 percent from $1,357,362 in the 1998 second quarter to $1,746,720 in the 1999 second quarter, and increased 24 percent from $2,594,770 in the 1998 first half to $3,207,625 in the 1999 first half. The increases reflect increasing costs for the development of MGI 114. During 1998, development of MGI 114 transitioned from Phase I to Phase II clinical studies. Enrollment in three MGI sponsored Phase II studies began in 1998, and has increased throughout 1999. These studies will evaluate the efficacy of MGI 114 for the treatment of patients with prostate, pancreatic or ovarian tumors. In addition, MGI continued to provide clinical supplies of MGI 114 to the National Cancer Institute for NCI's clinical studies of MGI 114. Research and development spending is expected to increase for the remainder of 1999 as the development effort for MGI 114 continues to expand.

Net income (loss)

Net income of $611,190 in the second quarter of 1999 compares to a net loss of $70,875 in the second quarter of 1998. Net income of $1,294,155 in the first half of 1999 compares to a net loss of $167,922 in the first half of 1998. The net income for 1999 was due to increases in total revenues of 46 percent and 48 percent for the quarter and first half, respectively, compared to 1998. Costs and expenses increased 30 percent and 29 percent for the quarter and first half, respectively, compared to 1998.

Liquidity and Capital Resources

At June 30, 1999, the company had cash and investments of $17,949,601 and working capital of $18,672,530 compared with $17,081,265 and $16,095,725, respectively, at December 31, 1998. For the quarter ended June 30, 1999, the company received $873,611 in cash from issuance of shares under stock award plans, and received $1,381 of cash from its operating activities.

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

The total estimated cost for resolving the company's Year 2000 issues is approximately $740,000, of which approximately $609,000 has been spent through June 30, 1999. This total cost estimate includes the cost of replacing non-compliant systems in cases where the company has accelerated plans to replace such systems. Estimates of Year 2000 costs are based on numerous assumptions, and there can be no assurance that the estimates are correct or that actual costs will not be materially greater than anticipated.

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

Item 3.
-------

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

                                MGI PHARMA, INC.

                           PART II - OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

The company held its Annual Meeting of Shareholders on May 11, 1999, and sufficient favorable votes were cast to approve all management proposals as follows:

         Election of management's entire slate of eight directors by the following vote tallies:

                                             For            Withhold
                                             ---            --------
         Charles N. Blitzer              12,967,841          126,550
         Andrew J. Ferrara               12,967,452          126,939
         Joseph S. Frelinghuysen         12,951,314          143,077
         Michael E. Hanson               12,997,525           96,866
         Hugh E. Miller                  12,983,950          110,441
         Timothy G. Rothwell             12,650,066          444,325
         Lee J. Schroeder                12,984,598          109,793
         Arthur Weaver                   12,993,588          100,588

         Approval of the MGI PHARMA, INC. 1999 Nonemployee Director Stock Option Plan by a vote of 11,726,866 for, 1,261,087 against, 106,436 abstaining, and 0 broker nonvotes.

         Ratification of the independent auditors by a vote of 13,010,111 for, 58,401 against, 25,878 abstaining, and 0 broker nonvotes.

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


Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

(a)      LISTING OF EXHIBITS:

         10.1     Separation Agreement, dated 4/2/99
         10.2     Facility Lease, dated 4/19/99, between the company and West
                  Bloomington Center LLC
         10.3     Retirement, Separation and Release Agreement, dated 6/26/99
         10.4*    Azulfidine EN-Tabs Co-exclusive Marketing Agreement, dated
                  6/29/99, between the company and Pharmacia & Upjohn Company
         27       Financial Data Schedule
         99       Cautionary Statements

(b)      REPORTS ON FORM 8-K

         There were no reports on Form 8-K filed during the three months ended June 30, 1999.


         * Pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended, confidential portions of Exhibit 10.4 have been deleted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           MGI PHARMA, INC.


Date: August 13, 1999                      By:       /s/ William C. Brown
                                              ---------------------------------
                                              William C. Brown, Vice President,
                                              Finance (principal financial and
                                              accounting officer)

                                MGI PHARMA, INC.

                          Quarterly Report on Form 10-Q
                                     for the
                           Quarter Ended June 30, 1999

                                  EXHIBIT INDEX
                                  -------------

   Exhibit
    Number               Description
    ------               -----------


     10.1           Separation Agreement, dated 4/2/99

     10.2 Facility Lease, dated 4/19/99, between the company and West Bloomington Center LLC

     10.3           Retirement, Separation and Release Agreement, dated 6/26/99

     10.4*          Azulfidine EN-tabs Co-exclusive Marketing
                    Agreement, dated 6/29/99, between the
                    company and Pharmacia & Upjohn Company

       27           Financial Data Schedule

       99           Cautionary Statements







     * Pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended, confidential portions of Exhibit 10.4 have been deleted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment.