Form 10-Q
period 1999-09-30
MGI PHARMA INC
filed 1999-11-12
CIK 702131

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q


(Mark One)
[X]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 1999

                                       OR

[ ]          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________________ to _________________

Commission File Number: 0-10736
                        --------

                                MGI PHARMA, INC.
                                ----------------
             (Exact name of registrant as specified in its charter)

                Minnesota                              41-1364647
     -------------------------------     --------------------------------------
     (State or other jurisdiction of     (I.R.S. employer identification number)
      incorporation or organization)

         6300 West Old Shakopee Road
                 Suite 110
         Bloomington, Minnesota 55438                 (612) 346-4700
   ---------------------------------------   --------------------------------
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


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

   Common Stock, $.01 par value                 14,939,240 shares
 --------------------------------    -----------------------------------------
             (Class)                     (Outstanding at November 10, 1999)

                                MGI PHARMA, INC.

                                 FORM 10-Q INDEX



                                                                           Page
                                                                          Number
                                                                          ------
PART I.  FINANCIAL INFORMATION

     Item 1.  Financial Statements (Unaudited)

                Balance Sheets - September 30, 1999
                and December 31, 1998                                        3

                Statements of Operations - Three Months and
                Nine Months Ended September 30, 1999 and 1998                5

                Statements of Cash Flows - Nine Months
                Ended September 30, 1999 and 1998                            6

                Notes to Financial Statements                                7

     Item 2.  Management's Discussion and Analysis of
              Financial Condition and Results of Operations                 12

     Item 3.  Quantitative and Qualitative Disclosure About
              Market Risk                                                   18


PART II.  OTHER INFORMATION


     Item 4.  Submission of Matters to a Vote of Security                   19
              Holders

     Item 5.  Other Information                                             19

     Item 6.  Exhibits and Reports on Form 8-K                              19



SIGNATURES                                                                  20

                         PART I - FINANCIAL INFORMATION


Item 1. Financial Statements
----------------------------

                                MGI PHARMA, INC.

                                 BALANCE SHEETS

                                   (unaudited)


                                                  September 30,    December 31,
                                                      1999             1998
                                                   -----------     -----------

ASSETS
------

Current assets:
  Cash and cash equivalents                        $ 5,568,341     $ 6,513,204
  Short-term investments                            13,641,456      10,568,061
  Receivables, less allowances of
    $119,037 and $97,960                             3,036,953       1,410,539
  Inventories                                        1,041,948       1,285,368
  Prepaid expenses                                     213,310         329,953
                                                   -----------     -----------

     Total current assets                           23,502,008      20,107,125

Equipment and furniture, at cost
  less accumulated depreciation of
  $782,134 and $1,062,405                              984,819         540,084

Other assets                                           435,207         474,859
                                                   -----------     -----------

Total assets                                       $24,922,034     $21,122,068
                                                   ===========     ===========



(Continued)

BALANCE SHEETS
(Unaudited)
Page 2

                                                September 30,       December 31,
                                                    1999               1998
                                                ------------       ------------

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                              $    569,871       $    794,266
  Accrued expenses                                 2,827,670          2,712,884
  Deferred revenue                                      --              495,000
  Other current liabilities                           53,820              9,250
                                                ------------       ------------

     Total current liabilities                     3,451,361          4,011,400
                                                ------------       ------------

Stockholders' equity:
  Common stock, $.01 par value,
    30,000,000 authorized shares,
    14,900,180 and 14,542,472
    Issued shares                                    149,002            145,425
  Additional paid-in capital                      92,903,194         90,850,590
  Notes receivable from officers                        --              (56,999)
  Accumulated deficit                            (71,581,523)       (73,828,348)
                                                ------------       ------------

     Total stockholders' equity                   21,470,673         17,110,668
                                                ------------       ------------

Total liabilities and
  stockholders' equity                          $ 24,922,034       $ 21,122,068
                                                ============       ============

-------------------------------------

See accompanying notes to financial statements.

                                MGI PHARMA, INC.

                            STATEMENTS OF OPERATIONS

                                   (Unaudited)

                                               Three Months Ended          Nine Months Ended
                                                  September 30,              September 30,
                                           -------------------------   -------------------------
                                               1999         1998           1999          1998
                                           -----------   -----------   -----------   -----------
Revenues:
  Sales                                    $ 4,271,847   $ 3,274,112   $13,528,969   $ 9,163,357
  Promotion                                    250,000       125,000       625,000       625,000
  Licensing                                  1,290,046     1,071,319     3,198,829     2,386,089
  Interest and other                           270,403       209,314       675,692       596,457
                                           -----------   -----------   -----------   -----------
                                             6,082,296     4,679,745    18,028,490    12,770,903
                                           -----------   -----------   -----------   -----------

Costs and Expenses:
  Cost of sales                                258,882       216,026       821,441       716,531
  Selling, general and administrative        2,923,887     2,712,366     9,667,086     7,776,171
  Research and development                   1,871,292     1,316,839     5,078,917     3,911,609
                                           -----------   -----------   -----------   -----------
                                             5,054,061     4,245,231    15,567,444    12,404,311
                                           -----------   -----------   -----------   -----------

Income before taxes                          1,028,235       434,514     2,461,046       366,592
                                           -----------   -----------   -----------   -----------

Provision for income taxes                      75,565        50,000       214,221       150,000
                                           -----------   -----------   -----------   -----------

Net income                                 $   952,670   $   384,514     2,246,825       216,592
                                           ===========   ===========   ===========   ===========


Net income per common share:
           Basic                           $      0.06   $      0.03   $      0.15   $      0.02

           Assuming dilution               $      0.06   $      0.03   $      0.14   $      0.01


Weighted average number of
   common shares outstanding:
           Basic                            14,818,854    14,452,288    14,681,292    14,330,574

           Assuming dilution                15,732,835    15,019,806    15,586,710    14,847,538

------------------------------------------------------------------------------

See accompanying notes to financial statements.

                                MGI PHARMA, INC.

                            STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                               Nine Months Ended September 30,
                                               ------------------------------
                                                    1999            1998
                                                ------------    ------------

OPERATING ACTIVITIES:
  Net income                                    $  2,246,825    $    216,592
  Adjustments for non-cash items:
    Depreciation                                     197,853         188,893
    Benefit plan contribution                        117,261         100,292
    Stock option acceleration                        162,953            --
    Other                                            110,951            --
  Change in operating assets and liabilities:
    Receivables                                   (1,626,414)     (1,105,409)
    Inventories                                      243,420        (138,564)
    Prepaid expenses                                 116,643          90,940
    Accounts payable and accrued expenses           (110,116)         71,427
    Deferred revenue                                (495,000)       (450,000)
    Other current liabilities                         44,570          39,567
                                                ------------    ------------

Net cash provided by (used in) operating
  activities                                       1,008,946        (986,262)
                                                ------------    ------------

INVESTING ACTIVITIES:
  Purchase of investments                        (15,464,561)    (12,690,850)
  Maturity of investments                         12,391,166      11,223,183
  Purchase of equipment and furniture               (672,519)       (166,446)
  Payments on notes receivable                        56,999          45,576
  Other                                              (41,368)         47,980
                                                ------------    ------------

Net cash used in investing activities             (3,730,283)     (1,540,557)
                                                ------------    ------------

FINANCING ACTIVITIES:
  Issuance of shares under stock
    plans                                          1,776,474         999,624
                                                ------------    ------------
Net cash provided by financing
  activities                                       1,776,474         999,624
                                                ------------    ------------
Decrease in cash and cash equivalents               (944,863)     (1,527,195)

Cash and cash equivalents at
  beginning of period                              6,513,204       7,057,091
                                                ------------    ------------

Cash and cash equivalents at
  end of period                                 $  5,568,341    $  5,529,896
                                                ============    ============

----------------------------------
See accompanying notes to financial statements.

                                MGI PHARMA, INC.

                          NOTES TO FINANCIAL STATEMENTS

                                   (Unaudited)



(1)      Basis of Presentation

MGI PHARMA, INC. (MGI or the company) is a pharmaceutical company that acquires, develops and markets differentiated specialty pharmaceutical products. MGI's current product portfolio is comprised of products that address special needs in the fields of oncology and rheumatology, however, the company may expand its scope as its business grows. The company promotes products directly to physicians throughout the United States using its own specialty sales force. As is common in the pharmaceutical industry, domestic sales are made to pharmaceutical wholesalers for further distribution through pharmacies to the ultimate consumers of the company's products. U.S. sales of Salagen(R) Tablets (pilocarpine hydrochloride) account for substantially all of the company's sales. The company intends to commercialize all of its products outside the United States through various alliances, as it has for Salagen Tablets. The company has agreements with several international pharmaceutical companies to commercialize Salagen Tablets outside the U.S., including the major markets of Europe, Japan and Canada. Current product development efforts include clinical and preclinical studies for MGI 114, the lead drug in a family of potential anti-cancer analogs known as the acylfulvenes, and continued clinical support of Salagen Tablets. Exclusive rights in Japan to MGI 114 and the other acylfulvene analogs were granted to Dainippon Pharmaceutical Co., Ltd. under a cooperative development and commercialization agreement in 1995.

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

(2)      Income Per Common Share

Income per share for the three month and nine month periods ended September 30, 1999 and 1998 are summarized in the following table:


Three Months Ended                       1999                             1998
                           --------------------------------  -------------------------------
September 30                                          Per                              Per
                              Net                    Share      Net                   Share
                             Income       Shares     Amount    Income       Shares    Amount
                             ------       ------     ------    ------       ------    ------
Basic                      $  952,670   14,818,854   $0.06   $  384,514   14,452,288   $0.03
Effect of
  dilutive stock options         --        913,981    --           --        567,518    --
                           -----------------------------------------------------------------

Assuming dilution          $  952,670   15,732,835   $0.06   $  384,514   15,019,806   $0.03



Nine Months Ended                        1999                             1998
                           --------------------------------  -------------------------------
September 30                                          Per                              Per
                              Net                    Share      Net                   Share
                             Income       Shares     Amount    Income       Shares    Amount
                             ------       ------     ------    ------       ------    ------

Basic                      $2,246,825   14,681,292   $0.15    $  216,592   14,330,574   $0.02
Effect of
  dilutive stock options         --        905,418   ($0.01)        --        516,964   ($0.01)
                           -----------------------------------------------------------------

Assuming dilution          $2,246,825   15,586,710   $0.14    $  216,592   14,847,538   $0.01


(3)      Short-Term Investments

Because the company has the intent and ability to hold its investments to maturity, they are considered held-to-maturity investments. As such, they are stated at amortized cost, which approximates estimated fair value. Held-to-maturity investments at September 30, 1999 and December 31, 1998 are summarized in the following table:

Short-Term Investments

                                       1999                 1998
                                -----------------   ----------------
Commercial paper                       $6,682,542         $6,434,638
Corporate notes                         4,891,836          4,133,423
Certificates of deposit                 2,067,078                 --
                                -----------------   ----------------
                                      $13,641,456        $10,568,061
                                =================   ================

(4)      Inventories

Inventories at September 30, 1999 and December 31, 1998 are summarized as follows:

                                        1999               1998
                                  ---------------    ---------------
Raw materials and supplies               $11,898            $83,016
Work in process                          315,419            531,952
Finished products                        714,631            670,400
                                  ---------------    ---------------
                                      $1,041,948         $1,285,368
                                  ===============    ===============



Inventories are stated at the lower of cost or market. Cost is determined on a first-in, first-out basis.


(5)      Accrued Expenses

Accrued expenses at September 30, 1999, and December 31, 1998, are summarized in the following table:

                                                1999           1998
                                           ------------   ------------
Product development commitments                $804,978       $446,429
Product return accrual                          474,861        467,547
Bonuses                                         466,348        536,683
Retirement and separation agreement             232,500             --
Retirement plan contribution                    152,758        204,619
Third party manufacturing                            --        422,334
Other accrued expenses                          696,225        635,272
                                           ------------   ------------
                                             $2,827,670     $2,712,884
                                           ============   ============

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

In July 1999, the company entered into an agreement with Pharmacia & Upjohn for the co-promotion of Azulfidine EN-tabs(R) (sulfasalazine delayed release tablets, USP) Enteric-coated. Under the terms of the agreement, MGI began promoting Azulfidine EN-tabs to the rheumatology market in the United States in September 1999. MGI will earn promotion revenue based on its ability to increase sales of Azulfidine EN-tabs(R). The Azulfidine EN-tabs(R) co-promotion agreement has an initial term of three and one-half years from the co-promotion marketing launch.

(7)      Stock Incentive Plans

Under stock incentive plans, designated persons (including officers, directors and employees) are granted rights to acquire company common stock. These rights include stock options and other equity rights. At September 30, 1999, 3,140,554 shares of common stock remain reserved for issuance, of which 939,533 remain available for grant. Options to purchase 2,201,021 shares of common stock were outstanding, of which 1,226,830 were exercisable. Options outstanding had a weighted average exercise price of $7.63 per share.

(8)      Stockholders' Equity

Changes in selected stockholders' equity accounts for the nine months ended September 30, 1999, were as follows:

                                      Common stock           Additional  Note receivable
                                -------------------------     paid-in        from
                                   Shares      Par value      capital       officer
                                -----------   -----------   -----------   -----------
Balance at December 31, 1998     14,542,472     $ 145,425   $90,850,590   ($   56,999)
Exercise of stock options           336,999         3,370     1,686,203          --
Employee retirement savings
  plan contribution                  10,557           106       116,648          --
Employee stock purchase plan         10,152           101        86,800          --
Note payment                           --            --            --          56,999
Stock option acceleration              --            --         162,953          --
                                -----------     ---------   -----------   -----------
Balance at September 30, 1999    14,900,180     $ 149,002   $92,903,194   $         0
                                ===========     =========   ===========   ===========

(9)      Commitments

On April 19, 1999, the company entered into a lease agreement for replacement office space, located near its then current facility. The company moved to the new location in the third quarter of 1999. The lease has a six-year term, with an option to extend the lease for an additional four years. Under the terms of the lease, the company is required to pay rent, real estate taxes, and operating costs. Future minimum lease payments for this lease agreement are as follows:

Remainder of 1999                          $89,000
2000                                       363,000
2001                                       441,000
2002                                       448,000
2003                                       455,000
Thereafter                                 720,000
                                       -----------
                                        $2,516,000
                                       ===========

Item 2.
-------

Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

MGI PHARMA, INC. (MGI or the company) is a pharmaceutical company that acquires, develops and markets differentiated, specialty pharmaceutical products. MGI's current product portfolio is comprised of products that address special needs in the fields of cancer and rheumatology, however, the company may expand its scope as its business grows.

The company promotes products directly to physicians in the United States using its own specialty sales force. These products include company-owned Salagen(R) Tablets (pilocarpine hydrochloride) and Didronel(R) I.V. Infusion (etidronate disodium), and three copromoted products, Ridaura(R) (auranofin), Luxiq(TM) (betamethasone valerate) Foam, 0.12%, and Azulfidine EN-tabs(R) (sulfasalazine delayed release tablets, USP). Salagen Tablets are approved in the United States for two indications: symptoms of radiation-induced dry mouth in head and neck cancer patients, and the symptoms of dry mouth associated with Sjogren's syndrome, an autoimmune disease that damages the salivary glands. Sales of Salagen Tablets in the United States account for more than 95 percent of company product sales. Didronel I.V. Infusion is used to treat hypercalcemia (elevated blood calcium) in cancer patients. Copromoted products continue to be owned and distributed by the copromotion partners, so MGI recognizes promotion fee revenue, rather than product sales revenue for these products. Outside the United States, MGI commercializes its products through various alliances, and has agreements with several international pharmaceutical companies to commercialize Salagen Tablets in Europe, Japan and Canada.

The company's current product development efforts include clinical and preclinical studies for MGI 114, the lead drug in a family of potential anti-cancer analogs known as acylfulvenes. Exclusive rights in Japan to MGI 114 and the other acylfulvene analogs were granted to Dainippon under a development and commercialization agreement in 1995. The company also provides ongoing clinical support of Salagen Tablets.

Results of Operations

Revenues
--------

Sales

Sales revenues increased 30 percent from $3,274,112 in the 1998 third quarter to $4,271,847 in the 1999 third quarter, and increased 48 percent from $9,163,357 in the nine month period ended September 30, 1998, to $13,528,969 in the corresponding 1999 period. The increases reflect increasing sales of Salagen Tablets from broader demand for the product, following FDA approval of Salagen Tablets as a treatment of Sjogren's syndrome symptoms in February 1998.

Sales of Salagen Tablets in the United States provided 97 percent of company-wide product sales in both the 1999 third quarter, and in the nine month period ended September 30, 1999. As is common in the pharmaceutical industry, the company's domestic sales are made to pharmaceutical wholesalers for further distribution through pharmacies to the ultimate consumers of the company's products. Although U.S. sales of Salagen Tablets decreased 10 percent from the second quarter of 1999 to the third quarter of 1999, this decrease follows a 6 percent increase from the first quarter of 1999 to the second quarter of 1999, and an 18 percent increase from the fourth quarter of 1998 to the first quarter of 1999. The company believes that the current quarter-to-quarter decrease is a result of wholesale pipeline inventory adjustments, and moderating demand for the product. Additional months of trend information is needed to assess how much the prior long-term annual growth rate of around 40 percent has moderated.

Additionally, sales of Salagen Tablets may be negatively affected by the approval of alternative treatments for conditions currently treated by Salagen Tablets. A competing product, Ethyol(R) (amifostine), was approved in June 1999 by the FDA for treatment of radiation-induced dry mouth only in post-operative head and neck cancer patients. Salagen Tablets are approved for the treatment of dry mouth symptoms resulting from radiation used to treat head and neck cancer patients, and for dry mouth symptoms associated with Sjogren's syndrome. Due to the more restricted patient population for Ethyol, as well as other factors such as price and invasive administration, the company currently believes that Ethyol will not have a major impact on sales of Salagen Tablets. Other potential competitive compounds are in various stages of development, including a compound to treat the symptoms of Sjogren's syndrome, which was submitted to the FDA for approval in the second half of 1998. At this time, the company is unable to estimate what effect, if any, these development compounds will have on the future demand for Salagen Tablets.

Promotion

Promotion revenue increased 100 percent from $125,000 in the 1998 third quarter to $250,000 in the 1999 third quarter, but remained constant at $625,000 in the nine month period ended September 30 for both 1998 and 1999. These comparisons reflect promotion revenue from differing product relationships between 1998 and 1999. In 1998, the company was promoting INFeD(R) under an agreement with Schein Pharmaceutical. In 1999, the company concluded its promotional activities with Schein, and entered into promotion agreements with Connetics Corporation for the promotion of Ridaura(R) and Luxiq(TM).

Under the Schein agreement, the company earned a minimum promotion fee of $125,000 per quarter, plus an additional fee of $250,000 in the first quarter of 1998 resulting from an amendment to the contract. The company concluded its promotional activity with Schein at the end of the first quarter of 1999. Under the Connectics agreement, the company is recognizing a minimum of $250,000 per quarter for the promotion of Ridaura. After September 1999, the company will begin recognizing promotion revenue from the co-promotion of Azulfidine EN-tabs(R), under an agreement with Pharmacia & Upjohn.

Licensing

Licensing revenue increased 20 percent from $1,071,319 in the 1998 third quarter to $1,290,046 in the 1999 third quarter, and increased 34 percent from $2,386,089 in the nine month period ended September 30, 1998, to $3,198,829 in the corresponding 1999 period. The increases are due to an increase in royalties on technology from the company's former agricultural business, an increase in revenue from international Salagen Tablets relationships, and a scheduled increase in quarterly licensing payments from Dainippon for continuing acylfulvene rights in Japan. However, the increases from international partners for Salagen Tablets were not reflective of underlying product demand and may not be recurring. The company is committed to improving the promotion of Salagen Tablets in Europe. Until this is achieved, only modest year-to-year increases in Salagen Tablets related licensing income are expected. In addition, future licensing revenues will likely fluctuate between years and from one quarter to another depending on the achievement of milestones by the company or its partners, the level of recurring royalty generating activities, and the timing of initiating additional licensing relationships. Quarterly licensing payments from Dainippon are scheduled to conclude with a $100,000 payment in the second quarter of 2000.

Interest and other

Interest and other income increased 29 percent from $209,314 in the 1998 third quarter to $270,403 in the 1999 third quarter, and increased 13 percent from $596,457 in the nine month period ended September 30, 1998, to $675,692 in the corresponding 1999 period. An increase in the average amount of funds available for investment caused the increases in interest income for both the quarter and nine month period comparisons. The increase for the nine month period was reduced by a decrease in the investment yield in 1999.

Costs and Expenses
------------------

Cost of Sales

Cost of sales increased 20 percent from $216,026 in the 1998 third quarter to $258,882 in the 1999 third quarter, and increased 15 percent from $716,531 in the nine month period ended September 30, 1998, to $821,441 in the corresponding 1999 period. Both changes reflect increased unit sales. Management believes that cost of sales as a percent of product sales should continue near its recent annual range of 5 to 9 percent for its current products. Quarterly changes in product mix may cause this measure to fluctuate.

Selling, general and administrative

Selling, general and administrative expenses increased 8 percent from $2,712,366 in the 1998 third quarter to $2,923,887 in the 1999 third quarter, and increased 24 percent from $7,776,171 in the nine month period ended September 30, 1998 to $9,667,086 in the corresponding 1999 period. The increases result from increased selling and promotion costs to support Salagen Tablets as a treatment for symptoms of dry mouth from Sjogren's syndrome, $525,000 in expenses associated with non-recurring retirement and separation agreements, relocation and recruiting expenses for the Executive Vice President, and costs related to moving the company to a new office location. As such, selling, general and administrative expenses in 1999 are expected to be greater than 1998.

Research and development

Research and development expense increased 42 percent from $1,316,839 in the 1998 third quarter to $1,871,292 in the 1999 third quarter, and increased 30 percent from $3,911,609 in the nine month period ended September 30, 1998, to $5,078,917 in the corresponding 1999 period. The increases reflect increasing costs for the development of MGI 114, the lead anti-cancer drug in MGI's acylfulvene family of potential anti-cancer analogs. During 1998, development of MGI 114 transitioned from Phase I to Phase II clinical studies. Enrollment in three MGI sponsored Phase II studies began in 1998, and has increased throughout 1999. These studies will evaluate the efficacy of MGI 114 for the treatment of patients with prostate, pancreatic or ovarian tumors. In addition, MGI continued to provide clinical supplies of MGI 114 to the National Cancer Institute for NCI's clinical studies of MGI 114. Research and development spending is expected to increase as the development effort for MGI 114 continues to expand.

Net income

Net income of $384,514 in the third quarter of 1998 compares to net income of $952,670 in the third quarter of 1999. Net income of $216,592 in the nine month period ended September 30, 1998, compares to net income of $2,246,825 in the corresponding 1999 period. The increases are due to increases in total revenues of 30 percent and 41 percent for the third quarter and nine month period, respectively, compared to 1998. Costs and expenses increased 19 percent and 26 percent for the third quarter and nine month period, respectively, compared to 1998.

Liquidity and Capital Resources

At September 30, 1999, the company had cash and investments of $19,209,797 and working capital of $20,050,647 compared with $17,081,265 and $16,095,725, respectively, at December 31, 1998. For the nine month period ended September 30, 1999, the company received $1,776,474 in cash from issuance of shares under stock award plans, and generated $1,008,946 of cash from its operating activities.

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

The company formed a project team (consisting of representatives from its various departments) to address internal and external Year 2000 issues. The company's internal computer systems were being reviewed to assess and remediate Year 2000 problems. The company's assessment of internal systems included its information technology (IT), as well as non-IT systems (those systems containing embedded technology in the form of microprocessors or other similar circuitry). The company's Year 2000 compliance program included the following phases: identifying systems that need to be modified or replaced; carrying out remediation work to modify existing systems or convert to new systems; and conducting validation testing of systems and applications to ensure compliance. The company has completed its compliance program.

The amount of remediation work required to address Year 2000 problems was not extensive. The company has replaced most of its financial and operational systems in the last several years, and management believes that the new equipment and software substantially address Year 2000 issues. Additionally, the company modified some of its existing hardware and software in order for its computer systems to function properly in the Year 2000 and thereafter.

In addition, the company has requested assurances from its major suppliers that they are addressing the Year 2000 issue and that products purchased by the company from such suppliers will function properly in the Year 2000. Contacts have also been made with the company's major customers. These actions are intended to help mitigate the possible external impact of the Year 2000 problem. However, it is impossible to fully assess the potential consequences in the event service interruptions from suppliers occur or in the event that there are infrastructure disruptions in areas such as utilities, communications, transportation, banking and government.

The company has spent approximately $738,000 through September 30, 1999, to upgrade its information technology systems. In part, these upgrades were to resolve Year 2000 issues. This total cost includes the cost of replacing non-compliant systems in cases where the company has accelerated plans to replace such systems. As of September 30, 1999, the company believes that all of the its systems are Year 2000 compliant. The company does not expect to incur any additional material costs related to Year 2000 issues.

Based on its assessments to date, the company believes it will not experience material disruption as a result of Year 2000 problems in internal processes, information processing or interface with major customers, or with processing orders and billing. However, if certain critical third-party providers, such as those providing product distribution, banking, contract manufacturing, electricity, water or telephone service, experience difficulties resulting in disruption of service to the company, a shutdown of the company's operations at its Minnesota headquarters could occur for the duration of the disruption. The company has developed a contingency plan to provide for continuity of operation in the event of certain problem scenarios. Assuming no major disruption in service from utility companies or other critical third-party providers, the company believes that it will be able to manage its total Year 2000 transition without any further material effect on the company's results of operations or financial condition.

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

None


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


Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

(a)      LISTING OF EXHIBITS:

         27   Financial Data Schedule
         99   Cautionary Statements

(b)      REPORTS ON FORM 8-K

         There were no reports on Form 8-K filed during the three months ended September 30, 1999.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        MGI PHARMA, INC.


Date: November 10, 1999                 By: /s/ William C. Brown
                                            ------------------------------------
                                            William C. Brown,
                                            Chief Financial Officer

                                MGI PHARMA, INC.

                          Quarterly Report on Form 10-Q
                                     for the
                        Quarter Ended September 30, 1999

                                  EXHIBIT INDEX
                                  -------------

     Exhibit
      Number                      Description
      ------                      -----------


       27                     Financial Data Schedule

       99                     Cautionary Statements