Form 10-K405
period 1999-12-31
MGI PHARMA INC
filed 2000-03-24
CIK 702131

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-K
                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1999       Commission File No. 0-10736
-------------------------------------------       ---------------------------

                               MGI PHARMA, INC.
            (Exact name of Registrant as specified in its charter)

           Minnesota                                        41-1364647
---------------------------------                 ------------------------------
 (State or other jurisdiction of                     (I.R.S. Employer
incorporation or organization)                       Identification No.)


     6300 West Old Shakopee Road, Suite 110
     Bloomington, Minnesota                                    55343
--------------------------------------------      ------------------------------
(Address of principal executive offices)                    (Zip Code)

Registrant"s telephone number, including area code:  952/346-4700

Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: Common Stock,
                                                            $.01 par value

               Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X     No _____
                                              ----

               Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant"s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

               The aggregate market value of voting stock held by non-affiliates of the Registrant as of March 14, 2000 was approximately $ (based on the closing price of such stock as reported by The Nasdaq Stock Market on such date).

               The number of shares outstanding of each of the Registrant"s classes of common stock, as of March 14, 2000, was: Common Stock, $.01 par value; 15,381,092 shares.

                      DOCUMENTS INCORPORATED BY REFERENCE

               Pursuant to General Instruction G, the responses to Items 5, 6, 7, 7A and 8 of Part II of this report are incorporated herein by reference to certain information contained in the Registrant"s Annual Report to Shareholders for the fiscal year ended December 31, 1999 and the responses to Items 10, 11, 12 and 13 of Part III of this report are incorporated herein by reference to certain information contained in the Registrant"s definitive Proxy Statement for its 2000 Annual Meeting of Shareholders to be held on May 9, 2000.

                                    PART I

Item 1.   Business

Overview

We are a pharmaceutical company focused on the acquisition, development and commercialization of drugs primarily for the treatment of cancer and rheumatology disorders. We currently market and promote five products through our 41-person specialty sales force. Our primary commercial product, Salagen(R) Tablets, in 1999 accounted for approximately 97 percent of our product sales. We market Salagen Tablets in the United States to oncologists as a treatment for the symptoms of radiation-induced xerostomia, commonly known as chronic dry mouth, in head and neck cancer patients. We also market Salagen Tablets in the United States as a treatment for the symptoms of dry mouth associated with Sjogren's syndrome, an autoimmune disease. In 1999, we generated revenues from product sales of approximately $18.6 million. We focus our sales and marketing efforts solely within the United States and create alliances with other pharmaceutical or biotechnology companies for the sales and marketing of our products in other countries.

Our current product development efforts include preclinical and clinical studies of irofulven, the lead cancer therapy product candidate from our proprietary family of compounds, called acylfulvenes. Irofulven is currently being tested in eight Phase 2 clinical trials and four Phase 1 clinical trials for the treatment of various cancers. Interim results from three of our leading Phase 2 trials of irofulven have demonstrated that irofulven is well-tolerated for a chemotherapeutic and potentially effective as an anti-tumor agent in treating ovarian, pancreatic and prostate cancers. We intend to initiate a pivotal Phase 3 clinical program for irofulven by the end of 2000.

Business Strategy

Our goal is to become a leading pharmaceutical company serving well-defined markets. We are initially focused on serving the oncology and rheumatology markets. The key elements of our strategy are to:

    . Develop and Commercialize Irofulven for Various Cancers. A substantial portion of our efforts over the next few years will be devoted to the further development, approval and commercialization of irofulven for the treatment of various cancers. We seek to develop irofulven for life threatening indications, such as refractory cancers, for which we believe irofulven would likely be eligible for expedited regulatory review. In addition, we plan to perform clinical trials to evaluate irofulven in cancers in non-refractory patients, with a goal of broadening irofulven's approved uses once it is approved for commercial sale. We also intend to investigate irofulven's efficacy as both a single therapeutic agent for various cancers as well as in combination with other cancer therapies. We intend to focus our direct sales and marketing efforts within the United States and to rely on partners to commercialize irofulven in other countries.

    . Focus Sales and Marketing Efforts on Well-Defined Markets. Our recently expanded 41-person specialty sales force is focused on marketing products in the United States to targeted patient and physician groups. We target therapeutic areas with physician populations that are relatively small in number and generally concentrated in urban areas. For example, we currently market Salagen Tablets in the United States to approximately 2,300 radiation oncologists and medical oncologists managing head and neck cancer patients and approximately 5,000 rheumatologists and internists managing Sjogren's syndrome patients. We intend to continue to pursue strategic collaborations with pharmaceutical and biotechnology companies to commercialize our current products and products under development outside of the United States.

    . Expand Product Portfolio through Product Acquisitions and Co-promotion Arrangements. We maintain an active program to expand our product portfolio through product acquisition or co-promotion arrangements of complementary products. We focus on currently marketable pharmaceutical or mid to late-stage product candidates for which we believe we can most effectively use our expertise in sales and marketing and in product development. Through this strategy, we seek to reduce our risk of product failure, since these products have generally progressed beyond the initial discovery stage, passed preliminary toxicity testing, and have demonstrated early stage efficacy in early human clinical studies. For example:

             . we identified the active pharmaceutical ingredient for Salagen Tablets, pilocarpine hydrochloride, in the public domain and then developed and commercialized Salagen Tablets;

             .  we acquired Didronel(R) I.V. Infusion; and

             . we currently co-promote Azulfidine EN-tabs(R), Ridaura(R) and Luxiq(TM).

    .  Leverage Development and Commercialization Efforts through
       Outsourcing. To reduce overhead, control expenses and maintain flexibility, we contract with third parties for a number of business activities, including:

             .  pre-clinical studies and clinical trials;

             .  clinical data analysis;

             .  product formulation;

             .  product manufacturing; and

             .  product distribution.

      By using contract manufacturers to produce our current products, which require relatively small and infrequent production runs, we control our investment in capital and manage the risks involved in pharmaceutical manufacturing. Similarly, by contracting with third parties to perform certain research needed to bring our products to market, we reduce expenses and risks associated with maintaining a research facility and retain flexibility to allocate resources as development programs evolve. We expect to continue to contract with third parties until it is necessary and economical to add such capabilities internally.

Commercialized Products

The following table summarizes the products, principal indications and commercial rights for the products we currently market or co-promote.


  Products    Principal Indications              Commercial Rights
  --------    ---------------------              -----------------
  Salagen     Symptoms of radiation-induced      MGI PHARMA--U.S.
   Tablets    xerostomia (chronic dry mouth)     Various partners--other countries
              in head and neck cancer patients
              Symptoms of dry mouth (and dry     MGI PHARMA--U.S.
              eye outside the U.S.) in Sjogren's Various partners--other countries syndrome patients
  Azulfidine  Rheumatoid arthritis               MGI PHARMA--co-promotes in the U.S.
   EN-tabs
  Ridaura     Rheumatoid arthritis               MGI PHARMA--co-promotes in the U.S.
  Luxiq       Dermatosis associated with         MGI PHARMA--co-promotes in the U.S.
              rheumatology conditions
  Didronel    Cancer-related hypercalcemia       MGI PHARMA--U.S.
   I.V.                                          MGI PHARMA--Canada
   Infusion

Salagen Tablets for the Treatment of the Symptoms of Xerostomia and Sjogren's Syndrome

Salagen Tablets are an oral formulation of pilocarpine hydrochloride, a naturally derived substance that stimulates secretions from exocrine glands, including saliva. Salagen Tablets received FDA approval and orphan drug status in 1994 as a treatment for the symptoms of radiation-induced xerostomia, or chronic dry mouth, in head and neck cancer patients. In early 1998, the FDA also approved Salagen Tablets for the treatment of the symptoms of dry mouth associated with Sjogren's syndrome. Salagen Tablets were the first systemic pharmaceutical product approved for the treatment of symptoms associated with chronic dry mouth in these indications. Chronic dry mouth can result in discomfort, pain, difficulty in eating and sleeping, severe halitosis, rapid tooth decay, periodontal disease and oral infections. Prior to the approval of Salagen Tablets, patients suffering from chronic dry mouth were limited to using home remedies or over-the-counter saliva substitutes that had minimal efficacy.

Salagen Tablets are currently also marketed in Canada, the United Kingdom and eight other countries for the symptoms associated with xerostomia in head and neck cancer patients or Sjogren's syndrome. Through our collaborative partners, we are also seeking approval of Salagen Tablets for the treatment of the symptoms of xerostomia in head and neck cancer patients in Japan and Singapore and for the treatment of the symptoms associated with Sjogren's syndrome including dry mouth and dry eyes in Europe and Japan. Our collaborative partners for Salagen Tablets and their respective territories include Pharmacia & Upjohn Company (Canada), Chiron B.V. (Europe), Hyundai Pharmaceutical Co., Ltd. (Korea), Megapharm L.T.D. (Israel), Kissei Pharmaceutical Co., Ltd. (Japan), and Pharma Forte Singapore PTE, Ltd. (Singapore). During 1999, we generated approximately $18.1 million in revenue from sales of Salagen Tablets in the United States.

Head and neck cancer

Approximately 40,000 Americans are diagnosed each year with head or neck tumors. Approximately 25,000 patients receive radiation therapy to treat their disease. Although often effective in treating primary tumors, head and neck radiation therapy can permanently damage a patient's salivary glands, resulting in a significant, chronic reduction of saliva production. Patients using Salagen Tablets for radiation-induced dry mouth typically take one tablet three times per day during the course of radiation therapy, approximately six to eight weeks, and then take it indefinitely to treat the residual dry mouth symptoms that follow radiation therapy.

Salagen Tablets have been shown to stimulate the residual functioning tissue in the damaged salivary glands to increase saliva production and provide patients with a longer-lasting solution for the symptoms of radiation-induced chronic dry mouth. Two 12-week studies, which included 369 patients who had been treated with radiation therapy for head and neck cancer, were conducted comparing Salagen Tablets with placebo tablets. In both studies, patients who received Salagen Tablets experienced significant improvement in their overall condition of dry mouth. Those patients also demonstrated statistically significant improvements in salivary flow compared to the patients receiving placebo tablets. Less than one percent of the patients who had received Salagen Tablets withdrew from these studies due to lack of efficacy. Sweating was the most commonly reported side effect; however less than one percent of patients taking the approved dosing regimen withdrew from the study due to sweating.

Sjogren's syndrome

Sjogren's syndrome is a chronic autoimmune disorder in which the body's own immune system attacks the moisture-producing glands, including the salivary glands, causing them to lose their ability to produce adequate moisture. Symptoms of Sjogren's syndrome vary in degree and type, but the common component is chronic dryness. Patients can exhibit dry mouth, swollen glands, dry eyes, vaginal dryness and fatigue. The syndrome can be manifested alone (primary Sjogren's) or in combination with other autoimmune disorders (secondary Sjogren's). We believe that approximately 50,000 of the 200,000 primary Sjogren's syndrome patients could benefit from Salagen Tablets.

In patients with Sjogren's syndrome-related dry mouth, Salagen Tablets can help to relieve the symptoms of oral dryness. Salagen Tablets can stimulate the salivary glands to increase production of saliva, which is essential to maintaining good oral health. For Sjogren's syndrome patients, use of previously available therapies included tear and saliva substitutes. These types of products provide transient relief at best and often fail to prevent complications.

In two twelve-week studies involving a total of 629 primary or secondary Sjogren's syndrome patients, the ability of Salagen Tablets, versus placebo, to relieve the symptoms of dry mouth and to stimulate saliva production, was assessed. Patients receiving Salagen Tablets four times a day, unlike the placebo patients, reported a significant improvement in their problems associated with oral dryness, and they also demonstrated a significant increase in saliva for the full 12 weeks. Similar to the head and neck studies, less than one percent of the patients receiving Salagen Tablets withdrew from study due to lack of efficacy. The most commonly reported side effect was mild to moderate sweating. Less than four percent of patients taking the approved dosing regimen withdrew from the study due to sweating.

Azulfidine EN-tabs for Rheumatoid Arthritis

In July 1999, we entered into an agreement with Pharmacia & Upjohn to co-promote Azulfidine EN-tabs in the United States as a treatment for morning stiffness, lack of grip strength and pain experienced by rheumatoid arthritis patients who have responded inadequately to non-steroidal anti-inflammatory drugs. In addition to its ability to improve symptoms of rheumatoid arthritis such as pain and stiffness, Azulfidine EN-tabs has been shown by x-ray to slow the progression of rheumatoid arthritis thereby placing it in the class of disease modifying anti-rheumatic drugs. Azulfidine EN-tabs is a specially coated formulation of sulfasalazine, which allows for greater patient tolerability than uncoated sulfasalazine tablets. In 1999, Pharmacia & Upjohn had $12.4 million of Azulfidine EN-tabs sales in the United States. Under the terms of our agreement with Pharmacia & Upjohn, we will receive one-half of all incremental net profits from any growth in Azulfidine EN-tabs sales subsequent to the commencement of this co-promotion.

Ridaura for Rheumatoid Arthritis

In March 1999, we entered into an agreement with Connetics Corporation to co-promote Ridaura in the United States. Ridaura is an oral drug which slows joint destruction and the progression of rheumatoid arthritis. Ridaura is indicated for rheumatoid arthritis patients who are not responsive to, or are intolerant of, non-steroidal anti-inflammatory drugs. Under the terms of our agreement with Connetics, we promote Ridaura to the rheumatology market in the United States in exchange for promotional fees of $250,000 per quarter. The initial term of this agreement continues through September 2000.

Luxiq for Dermatosis Associated with Rheumatology Conditions

In March 1999, we entered into an agreement with Connetics to co-promote Luxiq (betamethasone valerate) Foam, 0.12% in the United States. Luxiq is a medium-potency topical corticosteroid foam used for the treatment of scalp psoriasis and other corticosteroid-responsive skin disorders of the scalp. Corticosteroids constitute a class of primarily synthetic steroids used topically as anti-inflammatory agents. Luxiq's foam vehicle provides an effective method of applying medication to the scalp, thereby improving patient compliance and product efficacy. Under the terms of our agreement with Connetics, we are promoting Luxiq to rheumatologists treating psoriatic arthritic patients in exchange for a split of the profits from sales of Luxiq in the rheumatology market.

Didronel I.V. for Cancer-Related Hypercalcemia

Didronel I.V. Infusion is used to treat cancer-related hypercalcemia, or elevated blood calcium, which is the most common life-threatening metabolic disorder associated with cancer. Didronel I.V. Infusion is a member of the bisphosphonate class of compounds. It acts to slow the turnover or dissolving of bone, also known as bone resorption. Elevated blood calcium causes mental confusion, nausea and vomiting, loss of kidney function, and, if left untreated, death. The condition affects up to 20 percent of all cancer patients sometime during the course of their disease, but appears to be most prevalent with tumors that have metastasized to bone, usually myeloma and breast tumors.

Products Under Development

The following table summarizes the currently ongoing preclinical studies and clinical trials of irofulven and other acylfulvene analogs:


  Product           Indication                     Status           Sponsor
  -------           ----------                     ------           -------
  Irofulven         Ovarian Cancer--Advanced       Phase 2 Ongoing  MGI PHARMA
                    Ovarian Cancer--Recurrent      Phase 2 Ongoing  NCI
                    Epithelial
                    Pancreatic Adenocarcinoma--    Phase 2 Ongoing  MGI PHARMA
                    Advanced
                    Pancreatic Adenocarcinoma--    Phase 2 to Begin MGI PHARMA
                    Alternate
                     Dosing Schedule
                    Prostate Cancer--Hormone       Phase 2 Ongoing  MGI PHARMA
                    Refractory
                    Breast Cancer--Metastatic      Phase 2 Ongoing  NCI
                    Non-Small Cell Lung Cancer--   Phase 2 Ongoing  NCI
                    Relapsed or  Refractory
                    Malignant Melanoma             Phase 2 Ongoing  NCI
                    Cervical Carcinoma--Advanced   Phase 2 to Begin NCI
                    Endometrial Carcinoma          Phase 2 to Begin NCI
                    Advanced Solid Tumors--        Phase 1 Ongoing  MGI PHARMA
                    Alternate
                     Dosing Schedule
                    Combination Study with         Phase 1 Ongoing  MGI PHARMA
                    Chemotherapy
                    Childhood Solid Tumors         Phase 1 Ongoing  NCI
                    Various Leukemias              Phase 1 Ongoing  NCI
                    Various Advanced Cancers       Phase 1 to Begin Dainippon


------------------------------------------------------------------------------


  Other Acylfulvene Various Cancers                Preclinical      MGI PHARMA
  Analogs


Cancer Overview

According to the American Cancer Society, or ACS, there are approximately 1.2 million new cases of cancer diagnosed in the United States each year. Cancer is the second leading cause of death in the United States and is projected to result in approximately 550,000 deaths in the United States in 2000.

Cancer is characterized by the uncontrolled growth and spread of abnormal cells. These abnormal cells accumulate and form tumors or lumps that can compress, invade and destroy normal tissue. If cancerous cells break away from the primary tumor, they can travel through the bloodstream or the lymph system to other areas of the body. There, they may settle and form new tumors. The spread of a tumor to a new site is called metastasis.

Different types of cancer vary in their rates of growth, patterns of spread, and, consequently, typically respond in varying degrees to different types of treatment. The three most common forms of treatment for cancer in order of their typical use are:

  .  surgery--the physical removal of a patient's tumor mass;

  . radiation therapy--the use of high energy particles or waves, such as x-rays or gamma rays, to destroy or damage cancer cells; and

  . chemotherapy--the use of drugs to damage or kill cancer cells. Systemic chemotherapy uses cancer therapy drugs that are usually administered intravenously or orally. These drugs enter the bloodstream and can potentially reach all areas of the body, making this treatment potentially useful for cancer that has spread.

A cancer patient often receives a combination of treatments depending upon the type and progression of the disease. While surgery attempts to remove the cancer from the patient and radiation attempts to kill the cancer cells, there are significant limitations of, and complications associated with, these cancer treatments that result in high rates of treatment failure due primarily to metastasis and dose-limiting severe side effects. Chemotherapeutic agents attempt to address the limitations of surgery and radiation by interfering with the replication of cancer cells.

Cell replication requires cells to first replicate their DNA. Cancer is a disease characterized by uncontrolled cell replication. Therefore, many chemotherapeutic agents target the cancer cells' ability to replicate DNA or, following the replication of their DNA, the ability of the cancer cells to divide wherever they exist within the body, including sites of metastasis. Different classes of chemotherapeutic agents are distinguished by their mechanism of action or how they specifically interfere with the cancer cells' ability to replicate DNA or divide.

When a cancer cell's DNA is damaged by a chemotherapeutic agent, DNA synthesis is inhibited or cell division is inhibited, and a cellular process known as apoptosis, or programmed cell death, may be activated. Apoptosis of tumor cells can lead to reduction in tumor size or to the arrest of tumor growth.

Because different chemotherapeutic agents may target different specific processes required for DNA replication and cell division, chemotherapeutic agents are often used in combination to maximize tumor cell death or inhibition of growth, while more effectively managing the side effect profile of the individual agents. Agents that interfere with DNA replication or cell division in novel ways are therefore excellent candidates to be used in combination with existing chemotherapy agents.

One of the principal causes of chemotherapy treatment failure is the development of drug resistance by cancer cells, where cancer cells become resistant or refractory to the intended cytotoxic action of a variety of conventional chemotherapeutic agents. In many cases, resistance developed to a specific chemotherapeutic agent results in resistance where the cancer cell becomes cross-resistant to a wide variety of chemotherapeutic agents. Given the current limitations of chemotherapy, there is a clear need for new therapies that are effective against a broad range of resistant and refractory cancers, as well as chemotherapeutics that act by novel mechanisms which can offer benefits as a combination therapy with existing chemotherapeutic agents.

Irofulven (MGI 114) cancer therapy agent

Irofulven is our lead cancer therapy drug candidate under development and is part of our family of proprietary cancer therapy compounds called acylfulvenes. Acylfulvenes, including irofulven, are semi-synthetic derivatives of the natural product illudin S obtained from the Omphalotus olearius mushroom. We licensed rights to the entire class of acylfulvene agents, including irofulven, from the University of California in 1993.

We believe irofulven:

  . is potentially effective as an anti-tumor agent in treating a broad range of cancers;

  . has a unique mechanism of action that may make it effective in treating refractory cancers, or cancers that are unresponsive to existing cancer therapies;

  . has demonstrated activity against tumors that are known to be resistant to other cancer therapies; and

  . has a side effect profile that makes it potentially well-suited for use in combination with existing cancer therapies.

Mechanism of action studies have indicated that irofulven is rapidly taken up by sensitive tumor cell types where it reacts with tumor cell DNA and protein targets in a novel manner, producing rapid inhibition of DNA synthesis and DNA lesions that are difficult for the tumor cell to repair. The initiation of DNA damage by irofulven begins tumor selective apoptotic degradation of DNA that ultimately causes cell death. We believe the differential effect of irofulven on tumor cells compared to healthy cells can lead to real clinical benefit. We further believe irofulven could be the first of a series of acylfulvene analogs that merit development as cancer therapies.

We believe that irofulven has a unique mechanism of action that makes it well-suited for study in refractory patient populations and in combination with other cancer therapies. Preclinical data and early clinical data demonstrate irofulven's activity against tumors that are known to be resistant to other therapies. Preclinical studies have also demonstrated the additive or synergistic effect of irofulven with a number of marketed cancer therapies. Furthermore, to date, irofulven has demonstrated a differentiated side effect profile relative to certain marketed cancer therapies, which we believe adds to the prospect of irofulven combining well with these cancer therapies. Therefore, we believe that pursuing multiple development paths for irofulven in different refractory cancers, and in combination with other cancer therapies, could lead to its use as a first line-therapy in various tumor types.

Preclinical toxicology studies in rats and dogs and initial clinical data from the dosing of over 300 cancer patients with irofulven have demonstrated that irofulven is generally well-tolerated for a chemotherapeutic compound and it has reversible side effects. The primary dose-limiting side effect has been bone marrow suppression, or depleted blood platelet counts. Other drug-related side effects have been nausea, vomiting, fatigue and facial redness. Bone marrow suppression has been controlled through dose reductions or treatment delays to allow recovery of blood platelet counts. Nausea and vomiting are prophylactically controlled with standard, currently available treatments.

One method of identifying targets for further human trials is to conduct preclinical tests on mice that have been implanted with human, solid tumors. Testing of irofulven in this disease model has demonstrated dose-related anti-tumor activity, including an increase in survival and tumor regressions in the following types of cancers:

         . Prostate                   . Gastric
         . Ovarian                    . Breast
         . Pancreatic                 . Melanoma
         . Non-small Cell Lung        . Small Cell Lung
         . Colon                      . Squamous Cell (Head and Neck)
         . Rhabdomyosarcoma           . Neuroblastoma

An Investigational New Drug Application, or IND, for irofulven was submitted to the FDA in September 1995 and Phase 1 human safety testing was initiated in December 1995. In October 1997, we initiated a second Phase 1 trial to evaluate a different dosing schedule. Both Phase 1 trials completed enrollment in 1998 after establishing a maximum tolerated dose level and a recommended dosing regimen for the initial Phase 2 trials of 11 mg/m/2/ infused daily for five consecutive days, repeated every four weeks.

Phase 1 clinical trials are conducted in small patient populations and are not designed to measure efficacy. However, the investigators participating in our clinical programs, including our Phase 1 trials, have observed anti-tumor activity using standard response criteria. A complete response means that all tumor tissue has disappeared and the patient appears to be disease free. A partial response means that evaluable tumor tissue has shrunk by at least 50 percent. A minor response means that the tumor has shrunk by 25-50 percent. Stable disease means that the tumor has either shrunk or grown by less than 25 percent. Progressive disease means that the tumor has grown by more than 25 percent. Seven out of a total of 32 patients who received daily treatments at a dose between 8 and 18 mg/m/2/ in our Phase 1 trials demonstrated anti-tumor responses to irofulven. Of the patients participating in these Phase 1 clinical trials:

  . one patient with metastatic pancreatic cancer experienced an objective partial response. The tumor shrunk 71 percent and the patient remained in the study through seven courses, or nine months, of irofulven therapy before withdrawing from the study due to progressive disease;

  . one patient with cancer of the thymus gland experienced an objective minor response;

  . one patient with ampullary cancer, which affects a duct from the pancreas, experienced notable improvement in quality of life through five courses of therapy; and

  . three patients with colon cancer and one patient with liver cancer experienced stable disease through at least four courses of therapy.

Irofulven is currently being tested in eight Phase 2 trials for various solid tumor types. Of these trials, we are sponsoring one trial for the treatment of ovarian cancer, one trial for the treatment of prostate cancer, and two trials for the treatment of pancreatic cancer. We chose to sponsor these specific trials because:

  . these cancer types have significant mortality and morbidity associated with them;

  .  current therapies are inadequate;

  . there was noticeable anti-tumor response in our preclinical and clinical studies;

  . clinical trials for ovarian and pancreatic cancers should be of a relatively short duration; and

  . product candidates for these indications are likely to qualify for expedited regulatory review.

Under a Clinical Trials Agreement with us, the NCI is sponsoring six additional irofulven Phase 2 trials for the treatment of five other solid tumor types. We intend to utilize the future results from these trials to further illustrate the safety of irofulven as well as support the potential expansion of irofulven's label into additional refractory solid tumor types. Furthermore, we are conducting clinical trials to determine the efficacy of irofulven in combination with existing cancer therapies. We plan to initiate discussions with the FDA in preparation for a Phase 3 clinical program for irofulven. Based on our review of interim results from our ongoing clinical trials of irofulven, we intend to initiate our pivotal Phase 3 clinical program by the end of 2000.

Irofulven for ovarian cancer

We are developing irofulven for the treatment of ovarian cancer. Ovarian cancer is the leading cause of gynecological cancer deaths among American women. The ACS estimates that approximately 23,100 new cases of cancer will be diagnosed and 14,000 women will die from the disease in the United States in 2000. Worldwide, 166,000 new cases of ovarian cancer and 101,000 deaths are estimated to occur annually. Taxol(R) and Paraplatin(R) are the two most commonly prescribed drugs as first-line treatments for ovarian cancer.

Initially, we are studying irofulven in refractory ovarian cancer patients who have had no anti-tumor response during, or following, treatment with another drug or combination of drugs or have had regrowth of their tumor within six months of treatment. For these patients few treatment alternatives are available.

Based on preclinical data and our Phase 1 results, in December 1998 we initiated a Phase 2 trial with irofulven for the treatment of ovarian cancer patients utilizing the dosing regimen established in our Phase 1 trials. To qualify for this clinical trial, patients must have advanced ovarian cancer and must not have responded, or are no longer responding, to paclitaxel (Taxol) and platinum-based therapies such as cisplatin (Platinol(R)) or carboplatin (Paraplatin). The primary endpoint of this trial is objective tumor response, with secondary endpoints being time to response, duration of response, and time to progression. The clinical trial was initially designed to evaluate 14 ovarian cancer patients. In May 1999, we expanded patient enrollment to include a total of 30 evaluable patients after observing a confirmed partial response in one of the first six patients. Interim results as of the date of this annual report from this Phase 2 trial include data from 16 evaluable patients. Of these 16 patients:

  .  one patient experienced a confirmed partial response;

  . one patient experienced a partial response that was observed in only the first of two measurements required for a confirmed partial response;

  .  one patient experienced stable disease through four cycles of treatment;

  .  nine patients discontinued treatment due to progressive disease; and

  . four patients discontinued treatment due to adverse events including nausea, vomiting, fatigue and psychosis.

The NCI is also conducting a Phase 2 trial of irofulven for the treatment of ovarian cancer. The most significant difference between our Phase 2 trial and the NCI Phase 2 trial is that the NCI trial is being conducted in ovarian cancer patients with a broader range of initial response to a variety of therapies but with recurrent or persistent disease. The recently published abstract for the upcoming meeting of the American Association for Cancer Research, or AACR, concluded that irofulven is an active agent in ovarian cancer patients with recurrent or persistent disease and that further studies are warranted. This conclusion was based on an analysis of 11 patients enrolled in this study when the abstract was submitted in November 1999. Of those 11 patients, three patients were not yet evaluable, since they had each only received a single course of therapy and still remained in the trial. Of the eight evaluable patients at the time the abstract was submitted:

  . three patients, or 37.5 percent, experienced a partial response after four to six cycles of therapy;

  . one patient experienced a minor response with reduction in tumor size of 44 percent after two cycles of therapy;

  .  three patients withdrew due to malaise and fatigue; and

  . one patient discontinued treatment due to progressive disease after three cycles of therapy.

We expect investigators from the NCI to present updated data, with more recent clinical results for this Phase 2 clinical trial, at their presentation at the April 2000 AACR annual meeting.

These clinical trials are ongoing and subsequent results from this clinical trial, or results from future clinical trials, may not demonstrate similar safety and efficacy. Furthermore, the dosing regimen in these trials has been modified to 11 mg/m/2/ for four consecutive days, versus five days currently, to improve tolerability, which may also affect future clinical trial results. We believe the interim response results from the NCI and our Phase 2 clinical trials demonstrate that irofulven is potentially effective in the treatment of refractory ovarian cancer patients for which few treatment options remain.

Ovarian cancer represents a disease with a large, unmet medical need that we believe would make irofulven eligible for expedited regulatory review. Therefore, we are considering ovarian cancer as a candidate for our pivotal Phase 3 clinical program for irofulven.

Irofulven for pancreatic cancer

We are developing irofulven for the treatment of pancreatic cancer. Pancreatic cancer is the fifth most common cause of cancer-related death in the United States. It is an aggressive disease that has few effective treatment options. The ACS estimates that 28,300 new cases of pancreatic cancer are diagnosed in the United States each year, out of an estimated 170,000 new cases worldwide. The death rates for pancreatic cancer are virtually equal to the incidence rates. Currently, the most common treatment is chemotherapy with the drug gemcitabine (Gemzar(R)), which was approved by the FDA in 1996.

Based on our preclinical data and our Phase 1 results, in December 1998 we initiated a 51 patient, multi-center Phase 2 trial with irofulven for the treatment of pancreatic cancer patients utilizing the dosing regimen established in our Phase 1 trials. To qualify for this clinical trial, patients must be refractory to gemcitabine. Once these patients become refractory to gemcitabine, they have few remaining treatment options and generally survive less than three months. The primary endpoint of this trial is six-month survival with secondary endpoints being objective tumor response, time to tumor progression, and quality of life measures.

To date, six of the 51 patients enrolled in our ongoing Phase 2 clinical trial have achieved the primary endpoint of six-month survival. Further results include:

  . one patient experienced a complete response that lasted over four months before discontinuing treatment due to progressive disease;

  . one patient experienced a confirmed partial response with reduction in tumor size of 84 percent;

  . one patient experienced a partial response after one measurement, but withdrew from the trial before a second measurement required for a confirmed response could be taken; and

  . 12 patients discontinued treatment due to adverse events including nausea, vomiting and bone marrow suppression.

This clinical trial is ongoing and subsequent results from this clinical trial, or results from future clinical trials, may not demonstrate similar safety and efficacy. We believe the interim response results from our Phase 2 clinical trial demonstrate that irofulven is potentially effective in the treatment of advanced pancreatic cancer in patients refractory to the first-line therapy of gemcitabine.

In April 2000, we plan to initiate an additional Phase 2 trial for pancreatic cancer. The goal of this trial is to better understand the impact of dosing regimen adjustments on the safety and efficacy of irofulven in pancreatic cancer patients. The trial has a two-stage design: if at least one of the first 19 evaluable patients demonstrates a partial response, the enrollment goal will increase to 35 evaluable patients. To be eligible for the trial, a patient must have inoperable, advanced or metastatic pancreatic cancer. Unlike the initial Phase 2 pancreatic cancer trial, this study allows for the enrollment of patients who have not received prior drug therapy.

Pancreatic cancer represents a disease with a large, unmet medical need that we believe would make irofulven eligible for expedited regulatory review. Therefore, we are considering pancreatic cancer as a candidate for our Phase 3 clinical program for irofulven.

Irofulven for prostate cancer

We are developing irofulven for the treatment of prostate cancer. Prostate cancer is the most commonly diagnosed malignancy and the second leading cause of cancer death among men in the United States. The ACS estimates that approximately 180,400 new cases of prostate cancer will occur in the U.S. during 2000. Furthermore, 31,900 men die annually from prostate cancer in the United States, out of an estimated 165,000 prostate cancer-related deaths worldwide. First-line pharmaceutical therapies used, in combination with surgery, to treat prostate cancer are almost exclusively hormone-based therapies. Unfortunately, such hormone therapies ultimately lose their ability to contain the disease, leaving patients with few second-line treatment options. Approximately, 30 percent of all newly diagnosed prostate cancer patients will progress to hormone-refractory metastatic disease. Currently approved cancer therapies are only effective in treating the symptoms and slowing the progression of advanced prostate cancer.

Based on our preclinical data and our Phase 1 results, in July 1998 we initiated a 14 patient Phase 2 trial with irofulven for the treatment of hormone-refractory prostate cancer patients. The primary endpoint of this trial is a decrease or stability in prostate specific antigen, or PSA, levels, a blood marker that is often used by clinicians to help diagnose and measure the progression of prostate cancer. Secondary clinical endpoints include objective tumor response in patients with measurable disease, duration of response and time to disease progression. In December 1998, we expanded this trial to include a total of 31 evaluable patients after two of the original patients showed a sustained drop in their PSA levels of 64 to 81 percent, meeting the requirement for trial expansion.

Interim results as of the date of this annual report from this fully enrolled Phase 2 trial include data from 42 patients with hormone-refractory prostate cancer include:

  . five of 31 patients evaluable for PSA response, or 16 percent, experienced decreased PSA levels;

  . 20 of 31 patients evaluable for PSA response, or 65 percent, experienced stable PSA levels;

  . two out of nine patients with measurable disease experienced an objective response in their abdominal lymph nodes, including one complete response;

  . six patients evaluable for PSA response discontinued treatment due to progressive disease without meeting the primary endpoint of the trial; and

  .  the primary toxicity was reversible bone marrow suppression.

Based on this clinical trial data, we believe irofulven has the ability to reduce PSA levels in hormone-refractory prostate cancer patients. While hormone-refractory prostate cancer represents a disease with a large, unmet medical need and there are a number of patients who could benefit from a chemotherapeutic agent that demonstrated life extension, it is unlikely we will consider prostate cancer as a candidate for our initial Phase 3 clinical program for irofulven. This expectation is based upon uncertainty about the ability of PSA decreases to predict survival benefit and the need for relatively large and long clinical trials. Development of irofulven for the treatment of prostate cancer will be further evaluated during 2000 to assess the merits of its use, either as a stand-alone therapy or in combination with other therapies.

Irofulven in combination with other cancer therapies

In February 1999, we initiated a Phase 1 human safety trial combining irofulven with Pharmacia & Upjohn's cancer therapy drug CPT-11 (Camptosar(R)). The trial is a dose-escalating trial that will attempt to find the maximum tolerable dose of these two drugs when used in combination. We believe that a major advantage of combination therapy is the potential to use lower doses of either agent to achieve the same or improved anti-tumor benefit with reduced side effects. CPT-11 therapy is associated with dose-limiting diarrhea and neutropenia, which is a decrease in white blood cell counts. In contrast, irofulven has not been associated with significant diarrhea, but may produce neutropenia and other bone marrow suppression. In this Phase 1 trial, we observed anti-tumor activity in a non-small cell lung cancer patient. Reversible neutropenia has been the most significant side effect observed to date in this dose-escalating trial.

We have also initiated a Phase 1 human safety trial of irofulven on a weekly dosing schedule that is designed for more convenient use with other cancer therapies. The dosing regimen being investigated is a five-minute infusion, once a week for three weeks, repeated every four weeks. The trial is expected to determine the maximum tolerated dose of irofulven, when administered on this schedule, to patients with advanced solid tumors. This trial began in December 1999 and is ongoing.

NCI clinical trials

Under a 1996 Clinical Trials Agreement with us, the NCI is sponsoring and overseeing, at its own expense, a clinical trials program using irofulven in its network of designated cancer centers and other institutions.


 Cancer Type               Cancer Statistics*              Trial Description
 Ovarian Cancer   . U.S.                23,100 new cases   Ongoing Phase 2 efficacy
                                        14,000 deaths      trial in an expected total
                  . Worldwide          166,000 new cases   of 29 to 74 patients with
                                       101,000 deaths      refractory or persistent
                                                           disease.

 Breast Cancer    .  Most common cancer among women.       Ongoing Phase 2 efficacy
                                                           trial in an expected total
                  .  U.S.              184,200 new cases   of 14 to 30 patients who
                                        41,200 deaths      have received one or two
                  .  Worldwide         796,000 new cases   chemotherapy regimens prior
                                       314,000 deaths      to beginning trial.

 Non-Small Cell   .  U.S.              164,100 new cases   Ongoing Phase 2 efficacy
 Lung Cancer                           156,900 deaths      trial in an expected total
                  . Worldwide        1,037,000 new cases   of 66 patients with
                                       921,000 deaths      refractory or relapsed non-
                                                           small cell lung cancer.

 Melanoma         . U.S.                47,700 new cases   Ongoing Phase 2 efficacy
                                         7,700 deaths      trial in an expected total
                  . Worldwide          106,000 new cases   of 14 to 35 patients with
                                        33,000 deaths      metastatic melanoma.

 Cervical Cancer  . U.S.                12,800 new cases   Pending Phase 2 efficacy
                                         4,600 deaths      trial in an expected total
                  . Worldwide          371,000 new cases   of 12 to 37 patients with
                                       190,000 deaths      metastatic or recurrent
                                                           cervical cancer.

 Endometrial      . U.S.                36,100 new cases   Pending Phase 2 efficacy
 Cancer                                  6,500 deaths      trial in an expected total
                  . Worldwide          142,000 new cases   of 19 to 51 patients with
                                        42,000 deaths      persistent or recurrent
                                                           endometrial cancer.

 Childhood        . Represents the leading                 Ongoing Phase 1 trial
 Cancers            cause of death from                    designed to determine the
                    disease between the ages               maximum tolerated dose,
                    of one and 19.                         determine a safe and
                  . U.S.                12,400 new cases   tolerable dose of irofulven
                                         2,300 deaths      for Phase 2 trials, and
                                                           make a preliminary
                                                           assessment of anti-tumor
                                                           activity of irofulven in
                                                           childhood solid tumors.

 Leukemia--       . U.S.                30,800 new cases   Ongoing Phase 1 trial
 Various Types                          21,700 deaths      designed to determine the
                  . Worldwide          231,000 new cases   maximum tolerated dose,
                                       184,000 deaths      determine a safe and
                                                           tolerable dose of irofulven
                                                           for Phase 2 trials, and
                                                           make a preliminary
                                                           assessment of anti-tumor
                                                           activity of irofulven in
                                                           leukemia. Approximately 25
                                                           patients are projected to
                                                           be enrolled.

* U.S. cancer statistics are ACS projections for the year 2000. Worldwide cancer statistics are based on ACS data for 45 countries during the years 1994-1997.

We have agreed to provide drug product for all of these trials and we will have access to any resulting data. Based on the results from these trials, further development of irofulven for the treatment of each indication, either as a single agent or in combination with other cancer therapies, will be evaluated.

Five Phase 2 trials, two each in colorectal cancer and renal cancer and one in non-small cell lung cancer, have recently been closed by their respective sponsoring institutions due to a lack of sufficient response or tolerance concerns.

Other acylfulvene analogs

In addition to irofulven, we have obtained license rights to over 100 acylfulvene analogs which have been developed using targeted, structural modification of illudin S. The development and the initial testing of these analogs has been performed at the University of California, San Diego, or UCSD. The NCI is also screening new analogs from the acylfulvene family for anti-tumor activity. Currently, ten analogs with activity in the NCI's primary in vitro screen have been through additional in vivo testing by the NCI. The NCI has noted favorable results for all ten of these analogs in a hollow fiber in vivo assay. The broad-based anti-tumor activity of these acylfulvene analogs suggests that this class of compounds has the potential to produce additional clinical development candidates. Three of these analogs have been further tested on human tumors implanted into immunodeficient mice. All three analogs were found to cause complete regressions of certain non-small cell lung, ovarian and renal tumors. We are currently evaluating these analogs for full preclinical development.

Sales and Marketing

We currently market our products in the United States directly to radiation oncologists, rheumatologists, select internal medicine physicians and other physician specialists through our sales force of four regional directors who oversee approximately 41 sales representatives, each assigned a geographic territory. We intend to use our specialty sales force to market and sell irofulven in the United States if it is approved for commercial sale.

In addition, we have an in-house sales and marketing staff of eight persons who support the specialty sales force. We also use a variety of marketing programs to reach our targeted audiences, including telemarketing and journal advertising.

We use international partnerships to commercialize our products outside the United States. We currently have agreements with Chiron, Kissei and Pharmacia & Upjohn to develop and commercialize Salagen Tablets for the European, Japanese and Canadian markets, respectively. We receive payments based upon product sales in these territories. We also have distribution agreements for Salagen Tablets in Israel, Korea and Singapore. Under these distribution agreements, we receive milestone payments, licensing payments based on product sales and other payments depending on the territory.

Research and Development

We maintain active drug development programs for all of our new drug candidates and commercialized products. Current drug development efforts are primarily focused on irofulven. We are also participating in post-marketing studies to support the continuing commercialization of Salagen Tablets. Our research and development expenses increased 26 percent from 1998 from 1999 due to the expanding clinical trial program for irofulven. We anticipate that our research and development expenses will increase significantly over the next few years as we pursue multiple development paths for irofulven.

We have incurred significant research and development costs in the past and believe that substantial capital resources will be required to support current and future development programs. We spent approximately $5.0 million in 1997, $5.3 million in 1998 and $6.7 million in 1999 on research and development. In recent years, from one-half to two-thirds of our research and development expense was attributable to contracts with third parties. Approximately 64 percent of our research and development expense in 1999 was attributable to third party services. Funding for research and development is expected to come from internally generated funds, joint ventures, strategic alliances or other sources of capital, including equity or debt offerings. We also pursue product acquisitions in order to expand our development pipeline.

Successful drug development requires a broad spectrum of scientific, clinical and product development expertise. As part of our strategy, we do not directly conduct basic research or traditional drug discovery activities because we intend to acquire rights to drug candidates that are at least in the human clinical stage of development. This approach substantially reduces our research risk due to product failure, and eliminates the need for investment in discovery research laboratories and personnel.

We manage our human clinical development of drug candidates by selectively outsourcing certain activities. We have in-house medical communications capabilities and regulatory affairs expertise which allow us to maintain support systems, monitor adverse drug experience reporting, and file NDAs with the FDA. We outsource other development activities, such as:

  .  preclinical studies and clinical trials;

  .  clinical data analysis;

  .  product formulation;

  .  product manufacturing; and

  .  product distribution.

We expect to continue to contract with third parties until it is necessary and economical to add these capabilities internally. We currently have 28 employees in research and development, regulatory affairs and product formulation.

International Alliances

Dainippon Pharmaceutical Co., Ltd.

In October 1995, we entered into a development and commercialization agreement with Dainippon under which we granted an exclusive license to Dainippon to develop and commercialize acylfulvenes, including irofulven, in Japan. Dainippon granted back to us an irrevocable, exclusive, royalty-free license allowing us to use any technology or data developed by Dainippon relating to the acylfulvenes. If a resulting product has not been launched in Japan by October 2005, we may terminate the license unless Dainippon elects to make license continuation payments on a quarterly basis. Dainippon agreed to pay us an initial and continuing quarterly milestone payments through April 2000 of which the most recent, in the amount of $550,000, was received in December 1999. They have also agreed to pay us a portion of any non-royalty payments made by a sublicensee to Dainippon. Under the terms of the agreement, from April 2000 through January 1, 2002, $4.3 million in deposit payments are scheduled to be received. Our repayment is due on April 1, 2002, or receipt of initial marketing approval in Japan, whichever is later. Dainippon may elect to receive the deposit repayment in cash, as a credit toward delivery of bulk drug substance or in shares of our common stock. Unless terminated earlier by the parties, the term of the agreement is for the term of our patents in Japan, or 10 years from the date of the last regulatory approval in Japan, whichever is later. Thereafter, the agreement automatically renews for additional one year periods.

In addition, we entered into a supply agreement with Dainippon in October 1995 pursuant to which we participate in the commercialization of the product and agree to supply Dainippon's requirement of the product during the term of the development, marketing and cooperation agreement described above. Dainippon agrees to make certain minimum purchase requirements during the first four years and as agreed upon by the parties thereafter.

Kissei Pharmaceutical Co., Ltd.

In December 1994, we entered into a license agreement with Kissei under which we granted to Kissei an exclusive, royalty-bearing license to develop and commercialize Salagen Tablets in Japan. Kissei is currently conducting its pivotal clinical program of Salagen Tablets for the symptoms of radiation-induced xerostomia in head and neck cancer patients. Kissei granted back to us an irrevocable, non-exclusive, royalty-free license allowing us to use any technology or data developed by Kissei relating to Salagen Tablets. Kissei paid us an initial license fee upon execution of the agreement and agreed to pay us additional milestone payments, one of which was paid in 1995 and another in 1997. In addition, Kissei agreed to pay us royalties equal to a certain percentage of net sales revenues, subject to annual minimum requirements. Unless earlier terminated by the parties, the term of the agreement is for ten years from the date Salagen Tablets are launched in Japan. Thereafter, the agreement automatically renews for additional one year periods.

Chiron B.V.

In December 1992, we entered into a cooperation and license agreement with Chiron under which we have granted to Chiron an irrevocable, royalty-bearing license to develop and commercialize Salagen Tablets in Europe. Sales of Salagen Tablets in Europe began in 1995. Chiron granted to us an irrevocable, non-exclusive, royalty-free license allowing us to use any technology or data developed by Chiron relating to Salagen Tablets. Chiron paid us an initial license fee upon execution of the agreement and agreed to pay us three additional milestone payments. In addition, Chiron agreed to pay us royalties equal to a certain percentage of net sales revenues, with an increased percentage of sales for two or more indications. Chiron also agreed to pay us decreased royalties during the three-year period following termination of the agreement. Unless earlier terminated by the parties, the term of the agreement is for 15 years from the date of first commercial sales of Salagen Tablets in Europe or the date of termination of our exclusive rights under our supply agreement with the Fine Chemicals Division of Merck KgaA with respect to a major market, whichever is later. Thereafter, the agreement may be renewed for one additional three-year period and thereupon automatically expires unless extended by the parties. We are currently working with Chiron to identify a pharmaceutical company as a new partner for sales of Salagen Tablets in Europe.

In addition, we entered into a supply agreement with Chiron in December 1992 pursuant to which we agree to supply Chiron's requirement of Salagen Tablets until the termination of the cooperation and license agreement with Chiron or our agreement with Merck KgaA, whichever is earlier.

Pharmacia & Upjohn Company

In November 1994, we entered into a license agreement with Pharmacia & Upjohn, under which we have granted to Pharmacia & Upjohn an exclusive, royalty-bearing license to develop and commercialize Salagen Tablets in Canada. Sales of Salagen Tablets began in 1997. Pharmacia & Upjohn granted to us an irrevocable, non-exclusive, royalty-free license allowing us to use any technology or data developed by Pharmacia & Upjohn relating to Salagen Tablets. Pharmacia & Upjohn paid us an initial license fee upon execution of the agreement and agreed to pay us royalties equal to a percentage of net sales revenues, subject to annual minimum requirements. In addition, we agreed to pay Pharmacia & Upjohn royalties if we promote Salagen Tablets in Canada in the first or second year following termination of the agreement. Unless earlier terminated by the parties, the term of the agreement is for seven years from the date of first commercial sales of Salagen Tablets in Canada. Thereafter, the agreement continues for an additional two-year period and thereupon automatically expires unless extended by the parties.

In addition, we entered into a supply agreement with Pharmacia & Upjohn in November 1994 pursuant to which we agree to supply Pharmacia & Upjohn's requirement of the product until the termination of the License Agreement with Pharmacia & Upjohn or our agreement with Merck KgaA, whichever is earlier.

Acyfulvene License Agreement

In August 1993, we entered into an exclusive license agreement with the Regents of the University of California. Under the agreement, the university granted to us an exclusive, worldwide, royalty-bearing license for the commercial development, manufacture, use and sale of the method of treating tumors using acylfulvene analogs. We paid the university an initial license fee upon execution of the agreement and agreed to pay license maintenance fees on each anniversary of the execution of the agreement until we submit the first NDA relating to the analogs to the FDA. In addition, we made a development milestone payment in 1996 and agreed to make additional development milestone payments in the future. We have also agreed to pay royalties on an annual net sales revenues, subject to annual minimum requirements. Unless earlier terminated by the parties, the term of the agreement extends until the later of: (a) the expiration of the last-to-expire patent we have licensed; or (b) ten years from the date of first commercial sale of products developed from the acylfulvene analogs.

Co-Promotion Agreements

In July 1999, we entered into a co-promotion agreement with Pharmacia & Upjohn for the exclusive promotion and marketing of Azulfidine EN-tabs to the rheumatology market in the United States. Under the agreement, we will earn promotion revenue based on our ability to increase Pharmacia & Upjohn sales of Azulfidine EN-tabs. Pharmacia & Upjohn will pay us one-half of all incremental net profits from any growth in sales of Azulfidine EN-tabs subsequent to the commencement of this co-promotion. The agreement has an initial term of 42 months, ending in March 2003.

In April 1999, we entered into a co-promotion agreement with Connetics for the promotion of Ridaura to the rheumatology market in the United States. We receive $250,000 per quarter for making a specified number of sales calls. We are also entitled to an annual payment of 50 percent of the gross margins on Connetics' net sales of Ridaura that equal or exceed $7,500,000. We do not receive payment for gross margins on Connetics' sales of Ridaura that are less than $7,500,000. The agreement has an initial term of 18 months, ending in September 2000.

In April 1999, we also entered into a co-promotion agreement with Connetics for the promotion of Luxiq Foam, 0.12% to the rheumatology market in the United States. Under the terms of the agreement, we receive a split of product contribution from Connetics' sales of Luxiq in the rheumatology market. The agreement has a minimum term of 30 months, ending in October 2001.

Distribution Agreements

We entered into distribution agreements granting a license to the following three exclusive, independent distributors to promote and distribute Salagen Tablets in the designated territories:

  .  Megapharm (Israel)--expires April 7, 2000;

  .  Hyundai Pharmaceutical (Korea)--expires February 26, 2006; and

  . Pharma Forte (Singapore)--expires three years after regulatory approval in Singapore.

The distributors are required to obtain local authorizations in connection with the import/export and distribution of Salagen Tablets in their designated territory. We generally receive milestone payments, payments based on product sales and other payments depending on the territory.

Manufacturing

We do not own or operate any facilities for the manufacture of our products or product candidates. Our marketed and development-stage pharmaceuticals are manufactured under agreements with third party manufacturers. Our manufacturing and quality assurance personnel authorize, monitor and approve virtually all aspects of the manufacturing process. In-process and finished product inventories are analyzed through independent testing laboratories and the results are reviewed and approved by us prior to release for distribution.

We generally carry at least a six month supply of inventory of each of our marketable products as safety stock. We have a policy to fill orders by wholesalers on demand, and do not intend to carry a backlog of orders at any time.

Salagen Tablets

We obtain pilocarpine hydrochloride, the active pharmaceutical ingredient for the manufacture of Salagen Tablets, under an exclusive supply and license agreement with Merck KgaA. The exclusive term of this agreement ends on December 31, 2007, and may be extended for additional five-year terms unless earlier terminated by the parties. Upon termination of the exclusive term, the agreement may continue for an indefinite period on a non-exclusive basis. The refined raw material is a semi-synthetic salt of an extract from plants grown and processed exclusively on carefully managed plantations in South America. We believe that the supply of pilocarpine hydrochloride is adequate for the foreseeable future. Salagen Tablets are currently manufactured for us at Global Pharm, Inc. in Toronto, Ontario, Canada under a manufacturing agreement. This agreement may be terminated by either party upon three years' written notice.

Didronel I.V. Infusion

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

Co-Promotional Arrangements

Products co-promoted by us are manufactured and distributed by their owners; Ridaura and Luxiq by Connetics and Azulfidine EN-tabs by Pharmacia & Upjohn. We receive promotion fees based on sales of the co-promoted products or on the basis of our sales call activity. We are not involved in the manufacture of these products.

Irofulven and Other Development-Stage Pharmaceuticals

As a regular part of our business, we establish contract manufacturing arrangements for our development-stage pharmaceuticals, including irofulven. These arrangements are typically short-term and include purchase orders, supply agreements and development-scale manufacturing contracts.

Patents and Proprietary Rights

We rely on patent rights, orphan drug designation, trade secrets, trademarks, and nondisclosure agreements to establish and protect our proprietary rights in our products in both the United States and selected foreign jurisdictions. Current patent and orphan drug status with respect to certain of our products are as follows:


  Subject              Status              Issue Date          Country
  -------              ------              ----------          -------
  Salagen Tablets for  Orphan drug         March 22, 1994      United States
  symptoms of
  radiation-induced
  xerostomia in head
  and neck cancer
  patients
  Salagen Tablets for  Orphan drug         February 11, 1998   United States
  symptoms of
  Sjogren's syndrome
  Irofulven and use    Three patents       August 8, 1995,     United States and
  of irofulven, as     issued              June 4, 1996 and    various other
  cancer therapy                           October 8, 1996     countries
  agent
  Synthetic methods    Two patents issued  March 3, 1998 and   United States; PCT
  for preparing                            January 5, 1999     application filed
  acylfulvenes                             (United States)     to preserve foreign
                                                               rights
  Substituted          Three U.S. patents  August 8, 1995,     United States and
  acylfulvene          issued; one U.S.    August 3, 1999 and  various other
  compounds and use    patent allowed;     February 15, 2000   countries
  as cancer therapy    various patent
  agents (not          applications
  including            pending
  irofulven)
  Irofulven for        Orphan drug         April 6, 1999       United States
  treatment of
  pancreatic cancer
  Irofulven for        Orphan drug         July 12, 1999       United States
  treatment of
  ovarian cancer
  Irofulven for        Orphan drug         July 27, 1999       United States
  treatment of renal
  cell carcinoma


The term of a U.S. patent issued from an application filed before June 8, 1995 is the longer of seventeen years from its issue date or twenty years from its effective filing date. The term of a U.S. patent issuing from an application filed after June 8, 1995 is twenty years from its effective filing date. All of the U.S. patents covering irofulven or its use were issued from applications filed before June 8, 1995. The Drug Price and Competition and Patent Term Restoration Act of 1984, the Generic Animal Drug Act, and the Patent Term Restoration Act generally provide that a patent relating to, among other items, a human drug product, may be extended for a period of up to five years by the U.S. Commissioner of Patents and Trademarks if the patented item was subject to regulatory review by the FDA before the item was marketed. Under these acts, a product's regulatory review period (which consists generally of the period from the time when the exemption to permit clinical investigations becomes effective until the FDA grants marketing approval for the product) forms the basis for determining the length of the extension an applicant may receive. There can be no assurance that any issued patents will be extended in term.

We have obtained extensive patent protection for analogs of irofulven. However, we can make no assurances that any issued patent, whether domestic or foreign, will provide significant patent protection. Further, patent positions of pharmaceutical companies are generally uncertain and involve complex legal and factual issues. Therefore, although we believe our patents are valid, we cannot predict with any precision the scope or enforceability of the claims allowed thereunder. In addition, there can be no assurance that our patent applications will result in issued patents, that issued patents will provide an adequate measure of protection against competitive technology which could circumvent such patents, or that issued patents would withstand review and be held valid by a court of competent jurisdiction. Furthermore, there can be no assurance that any issued patents will not be infringed or otherwise circumvented by others.

Orphan drugs are currently provided seven years market exclusivity for an approved indication following approval to market by the FDA. Orphan drug designation for our products does not, however, insulate us from other manufacturers attempting to develop an alternate drug for the designated indication, or the designated drug for another, separate indication.

We also rely on trade secrets and continuing innovation which we seek to protect with reasonable business procedures for maintaining trade secrets, including confidentiality agreements with our collaborators, employees and consultants. There can be no assurance that these agreements will not be breached, that we will have adequate remedies for any breach or that our trade secrets and proprietary know-how will not otherwise be known or be independently discovered by competitors.

In addition to the patents which form the basis of the pharmaceutical focus of this company, we also own four U.S. patents which claim maize plants which are resistant to herbicides which normally inhibit the activity of acetohydroxyacid synthase and which also claim methods for producing such resistant plants. These patents were issued between 1988 and 1998. While these patents have been licensed to American Cyanamid, we may still incur expenses associated with any litigation, interference or other administrative proceedings related to these patents.

Trademarks

We have obtained trademark registration on the Salagen(R) trademark in the United States and certain foreign jurisdictions. In addition, we use the federally registered Didronel I.V. trademark under a license with Procter & Gamble, the Ridaura(R) and Luxiq(TM) trademarks under a license with Connetics, and the Azulfidine EN-tabs(R) trademark under a license with Pharmacia & Upjohn.

Competition

The pharmaceutical industry is intensely competitive, based mostly on product performance and pricing. Many members of the industry have resources far greater than we do, providing them with potentially greater flexibility in developing and marketing their products. While we will seek to protect our products from direct competition through filing patents, seeking marketing exclusivity under the Orphan Drug Act, and maintaining technical information as trade secrets, there is no way to protect us from competition from products with different chemical composition or products made using different technology.

Currently, MedImmune Oncology, Inc. and Snow Brand Milk Products Co. Ltd. have drugs that are approved for sale and compete with Salagen Tablets. A competing product, amifostine, was approved in June 1999 by the FDA for reducing the incidence of radiation-induced dry mouth in post-operative head and neck cancer patients. Salagen Tablets are approved for the treatment of dry mouth symptoms resulting from radiation used to treat head and neck cancer patients, and for dry mouth symptoms associated with Sjogren's syndrome. Due to the more restricted patient population for amifostine, as well as other factors such as price and invasive administration, we currently believe that amifostine will not have a major impact on sales of Salagen Tablets. Another competing product, cevimeline hydrochloride, was approved in January 2000 as a treatment for dry mouth symptoms associated with Sjogren's syndrome. It is too soon for us to estimate what effect this competing compound will have on the overall size of the Sjogren's syndrome market and future demand for Salagen Tablets.

The exclusivity period afforded by orphan drug status for Salagen Tablets as a treatment for symptoms of radiation-induced xerostomia in head and neck cancer patients will end in March 2001. Our competitors could also develop and introduce generic drugs comparable to Salagen Tablets, or drugs or other therapies that address the underlying causes of the symptoms which Salagen Tablets treat. There can be no assurance that we will be successful in our plan to gain product specific protection for each of our pharmaceuticals or that developments by others will not render our products noncompetitive or obsolete.

Many companies of all sizes, including large pharmaceutical companies as well as specialized biotechnology companies, are developing cancer therapy drugs that will compete with irofulven, if it is approved for sale in the United States. There are also a number of products already on the market that will compete directly with irofulven if it is approved. In addition, colleges, universities, governmental agencies and other public and private research institutions will continue to conduct research and may develop new cancer therapies which would render our cancer therapy drug candidates obsolete or non-competitive. Many of our competitors in the cancer therapy market also have substantially greater financial, research and development, human and other resources than we do.

Government Regulation

Our research and marketing activities are subject to significant regulation by numerous governmental authorities in the United States and other countries. Pharmaceutical products intended for therapeutic use in humans are governed by FDA regulations in the United States and by comparable regulations in foreign countries. The process of completing clinical testing and obtaining FDA approval for a new drug product requires a number of years and the expenditure of substantial resources without any assurance that approval for marketing will be granted.

The FDA has established mandatory procedures to regulate the manufacturing and testing process regarding the identity, strength, quality and purity of a product. Following initial formulation, the steps required before any new prescription pharmaceutical product may be marketed in the United States include (1) preclinical laboratory and animal tests; (2) the submission to the FDA of an IND; (3) adequate and well-controlled clinical trials to establish the safety and efficacy of the drug; (4) the submission of an NDA to the FDA; and (5) FDA approval of the NDA prior to any commercial sale.

Typically, preclinical studies are conducted in the laboratory and in animal model systems to gain preliminary information on the drug's efficacy and to identify any significant safety problems. The results of these studies are submitted to the FDA as part of the IND application. Testing in humans may commence 30 days after the IND has been filed unless the FDA issues a "clinical hold." Some animal studies may be performed throughout the development process.

A three-phase clinical program is usually required for FDA approval of a pharmaceutical product, unless "accelerated approval" is granted. Phase 1 clinical trials are conducted to determine the metabolism and pharmacologic action of the product plus assess the side effects associated with increasing doses of the product. Most Phase 1 trials are conducted with healthy volunteers. Phase 1 cancer trials are conducted with cancer patients. If Phase 1 testing data is positive and there are no limiting adverse reactions, a Phase 2 clinical trial is conducted to gain exploratory therapeutic evidence as to the safety and efficacy of the product among patients with the disease being studied. A Phase 3 confirmatory therapeutic clinical trial is conducted on a broader patient population including patients with multiple disease states and taking one or more medications to provide sufficient data for the statistical evidence of safety and efficacy that are necessary to evaluate the overall benefit and risk relationship in a defined patient population. Phase 2 and Phase 3 trials are usually multi-center trials in order to achieve greater statistical validity and to have a broader patient population that is more representative of the population of the country. A post-approval Phase 3 trial may be required under "accelerated approval" and Phase 4 trials may also be requested.

Upon completion of clinical testing which demonstrates the product is safe and effective for a specific indication, a NDA may be filed with the FDA. This application includes details of the testing processes, preclinical studies, clinical trials, as well as chemical, analytical, manufacturing, packaging and labeling information. FDA approval of the application is required before the applicant may market the new product.

Even after initial FDA approval has been obtained, further studies may be required to provide additional data on safety or efficacy for current indications, or in order to obtain approval for uses other than those for which the product was initially tested. Moreover, such approval may entail limitations on the indicated uses for which a drug may be marketed. Even if FDA approval is obtained, there can be no assurance of commercial success for any product. Post-marketing testing may be, and surveillance programs are, required. The FDA may require withdrawal of an approved product from the market if any significant safety issues arise while a product is being marketed. In addition, before, during and after the process of approval, our prescription drug products must all be manufactured in accordance with "good manufacturing practices" as set forth by the FDA. Marketing of products is also regulated by the FDA.

In November 1997, the FDA Modernization Act was enacted which defined and codified the "fast track" product designation and used elements of the accelerated approval process provided under the FDA's implementing regulations. In contrast to the standard review process, the fast track process allows the FDA to approve a product for market that is intended for the treatment of a serious or life-threatening condition and has demonstrated an effect on a clinical or surrogate endpoint "that is reasonably likely to predict clinical benefit." In order to obtain fast track approval, there must be sufficient clinical information available to persuade the FDA that a clinical benefit should be demonstrated in confirming multi-center clinical trials. One potential benefit of fast track is the option to submit and receive review of components of the NDA according to an agreed to schedule, thereby expediting the review process. Fast track approval allows a company to market the product for an indication while the company conducts the confirming trials. These confirming trials may require several years to complete. If the trials do not demonstrate the safety and efficacy of a product, the FDA will withdraw its fast track approval.

The health care industry is changing rapidly as the public, government, medical professionals and the pharmaceutical industry examine ways to broaden medical coverage while controlling health care costs. Potential approaches that may affect us include managed care initiatives, pharmaceutical buying groups, formulary requirements and various proposals to offer an expanded Medicare prescription benefit. We are unable to predict when any proposed health care reforms will be implemented, if ever, or the effect of any implemented reforms on our business. Federal, state and local environmental laws and regulations do not materially affect our operations and we believe that we are currently in material compliance with such applicable laws and regulations.

Employees

As of March 20, 2000, we had 100 full-time and three part-time employees. Of our employees, 50 are engaged in our marketing and selling effort, 28 are involved in pharmaceutical development, including regulatory affairs and manufacturing, and 25 are in other management or administrative positions. None of our employees is represented by a labor union or is subject to a collective bargaining agreement. We believe that our relations with our employees are satisfactory.

Facilities

We lease approximately 27,000 square feet of office space in Bloomington, Minnesota. The initial term of this lease expires in July 2005, with an option for renewal.

Legal Proceedings

We are not currently a party to any material legal proceedings.

                                    PART I

Item 2.   Properties

          The Company's offices are located in approximately 27,000 square feet of office space leased by the Company in Bloomington, Minnesota. The lease for this space expires in July 2005, with an option for renewal.

Item 3.   Legal Proceedings

          None.

Item 4.   Submission of Matters to a Vote of Security Holders

          None.

                                    PART II

Item 5.   Market for Registrant"s Common Stock and Related Stockholder Matters

          The information contained under the headings "Market Price and Related Matters" and "Stock Price Range" on page 29 of the Company's Annual Report to Shareholders for the year ended December 31, 1999 (the "Annual Report to Shareholders") is incorporated herein by reference.

Item 6.   Selected Financial Data

          The information contained under the heading "Financial Highlights" on page 6 of the Annual Report to Shareholders is incorporated herein by reference.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation

          The information contained under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 12 through 15 of the Annual Report to Shareholders is incorporated herein by reference.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk

          The information contained under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations--Market Risk Considerations" on page 15 of the Annual Report to Shareholders is incorporated herein by reference.

Item 8.   Financial Statements and Supplementary Data

          The information contained under the headings "Financial Statements" and "Independent Auditors' Report" on pages 16 through 26 and page 27 of the Annual Report to Shareholders is incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

          None.

                                   PART III

Item 10.  Directors and Executive Officers of the Registrant

          The information contained under the headings "Election of Directors," "Executive Officers of the Company" and "Section 16(a) Beneficial Ownership Reporting Compliance" on pages 2 through 6 and on page 17 of the Company's Proxy Statement for its 2000 Annual Meeting of Shareholders, to be held on May 9, 2000 (the "Proxy Statement"), is incorporated herein by reference.

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

Item 13.  Certain Relationships and Related Transactions

          None.

                                    PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

                                                     Section Reference in the
(a)  1.        Financial Statements                Annual Report to Shareholders
               --------------------                -----------------------------
               Balance Sheets at                                 *
               December 31, 1999 and 1998

               Statements of Operations                          *
               for the Years Ended December 31,
               1997, 1998 and 1999

               Statements of Cash Flows                          *
               for the Years Ended December 31,
               1997, 1998 and 1999

               Statements of Stockholders'                       *
               Equity for the Years Ended December 31,
               1997, 1998 and 1999

               Notes to Financial Statements                     *

               Independent Auditors' Report                      *

               * The financial statements and the Independent Auditors' Report listed above, which are included in the Annual Report to Shareholders, are incorporated by reference in Item 8 hereof.

                    Except for the financial statements listed above and the
               items specifically incorporated herein by reference in Items 5, 6, 7, 7A and 8 hereof, the Annual Report to Shareholders is not deemed to be "filed" as part of this Annual Report on Form 10-K.

                                                                 Page in this
     2.        Financial Statement Schedules                   Annual Report
               -----------------------------                   -------------

               Independent Auditors' Report on                       30
               Financial Statement Schedule

               Schedule II - Valuation and Qualifying Accounts       31

     All other schedules have been omitted because they are not applicable or not required, or because the required information is included in the financial statements or the notes thereto.

     3.        Exhibits

Exhibit No.
----------

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

4.3 First Amendment to Rights Agreement, dated March 14, 2000, between the Company and Norwest Bank, Minnesota, N.A. (Incorporated by reference to Exhibit 2 to the Company's Registration Statement on Form 8-A/A-1, filed March 20, 2000).

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

*10.7          1999 Nonemployee Director Stock Option Plan.

*10.8 Stock Acquisition Assistance Loan Program (Incorporated by reference to Exhibit 10.6 to the Company's Annual Report on Form 10-K for the year ended December 31, 1994).

*10.9          1997 Stock Incentive Plan (Incorporated by reference to Exhibit
               10.8 to the Company's Annual Report on Form 10-K for the year ended December 31, 1996).

*10.10         Termination Agreement, dated as of January 2, 1999, with
               James V. Adam (Incorporated by reference to Exhibit 10.9 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998).

*10.11 Termination Agreement, dated as of January 2, 1999, with Lori-jean Gille (Incorporated by reference to Exhibit 10.10 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998).

*10.12         Termination Agreement, dated as of January 2, 1999 with
               Charles N. Blitzer (Incorporated by reference to Exhibit 10.11 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998).

10.13 Trademark License Agreement, dated as of December 31, 1989, between the Company and Norwich Eaton Pharmaceutical, Inc. (Incorporated by reference to Exhibit 10.16 to the Company's Annual Report on Form 10-K for the year ended December 31, 1994).

**10.14        Supply and License Agreement, dated March 19, 1992, among E.
               Merck Fine Chemicals Division, EM Industries and the Company (Incorporated by reference to Exhibit 10.23 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997).

10.15 Development, Marketing and Cooperation Agreement, dated October 23, 1995, between the Company and Dainippon Pharmaceutical Co., Ltd. (Incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30,
               1995).

10.16 Manufacturing Agreement, dated December 12, 1995, between the Company and Global Pharm Inc. (Incorporated by reference to
               Exhibit 10.25 to the Company's Annual Report on Form 10-K for the year ended December 31, 1995).

**10.17 Exclusive License Agreement, dated August 31, 1993, between the Company and the Regents of the University of California (Incorporated by reference to Exhibit 10.25 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998).

*10.18 Termination Agreement, dated as of September 14, 1999, with William C. Brown.

*10.19 Termination Agreement, dated as of September 27, 1999, with Leon O. Moulder, Jr.

10.20 Promotion Agreement, dated April 1, 1999, between the Company and Connetics Corporation, (Incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999).

**10.21 Promotion Agreement, dated April 1, 1999, between the Company and Connetics Corporation, (Incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999).

*10.22 Separation Agreement, dated April 2, 1999, between the Company and Lori-jean Gille, (Incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999).

10.23 Lease Agreement, dated April 19, 1999, with West Bloomington Center LLC (Incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999).

*10.24 Retirement, Separation and Release Agreement, dated June 23, 1999, between the Company and James V. Adam (Incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999).

**10.25 Co-Exclusive Marketing Agreement, dated June 29, 1999, between the Company and Pharmacia & Upjohn Company (Incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999).

13             1999 Annual Report to Shareholders.

23             Consent of KPMG LLP.

24             Power of Attorney.

27             Financial Data Schedule.

99 Cautionary Statements under the Private Securities Litigation Reform Act of 1995.

* Items that are management contracts or compensatory plans or arrangements required to be filed as an exhibit pursuant to Item 14(c) of this Form 10-K.

** Pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended, confidential portions of Exhibits 10.14, 10.17, 10.21 and 10.25 have been deleted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment.

(b)  Reports on Form 8-K
     -------------------

     The Company filed no reports on Form 8-K during the quarter ended December 31, 1999.

                                   SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 23, 2000                   MGI PHARMA, INC.


                                        By /s/  Charles N. Blitzer
                                           -------------------------------------
                                        Charles N. Blitzer, President and Chief
                                        Executive Officer

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature                              Title
Charles N. Blitzer                     President, Chief                         )
                                       Executive Officer                        )
                                       (principal executive                     )
                                       officer) and Director                    )
                                                                                )  By /s/  Charles N. Blitzer
                                                                                )     -----------------------
William C. Brown*                      Vice President,                          )     Charles N. Blitzer
                                       Finance (principal financial             )     Pro se and as
                                       and accounting officer)                  )     Attorney-in-Fact*
                                                                                )
Andrew J. Ferrara*                     Director                                 )
                                                                                )
Joseph S. Frelinghuysen*               Director                                 )
                                                                                )
Michael E. Hanson*                     Director                                 )
                                                                                )
Hugh E. Miller*                        Director                                 )
                                                                                )
Timothy G. Rothwell*                   Director                                 )
                                                                                )
Lee J. Schroeder*                      Director                                 )
                                                                                )  Dated March 23, 2000
Arthur Weaver, M.D.*                   Director                                 )

* By Power of Attorney filed with this report as Exhibit 24 hereto.

         Independent Auditors' Report on Financial Statement Schedule



The Board of Directors and Stockholders
MGI PHARMA, INC.:


Under the date of February 4, 2000, except as to Note 8 which is as of March 14, 2000, we reported on the balance sheets of MGI PHARMA, INC., as of December 31, 1998 and 1999, and the related statements of operations, cash flows, and stockholders' equity for each of the years in the three-year period ended December 31, 1999, as contained in the 1999 Annual Report to Shareholders. These financial statements and our report thereon are included in the annual report on Form 10-K for the year 1999. In connection with our audits of the aforementioned financial statements, we also have audited the related financial statement schedule as listed in the accompanying index. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.




                                 /s/ KPMG LLP

Minneapolis, Minnesota
February 4, 2000

                               MGI PHARMA, INC.

                       VALUATION AND QUALIFYING ACCOUNTS

                                                                        Additions
                                                          ----------------------------------------
                                            Balance at    Charged to    Charged to
                                             Beginning    Costs and        Other                       Balance at
              Description                    of Period     Expenses      Accounts    Deductions(1)   End of Period
---------------------------------------     ----------    ----------    ----------   -------------   -------------
Year ended December 31, 1997
     Deducted from asset accounts
          Accounts receivable allowance       $ 68,524     $214,410       $    --       $198,449       $ 84,215

Year ended December 31, 1998
     Deducted from asset accounts
          Accounts receivable allowance       $ 84,215     $296,570       $    --       $282,825       $ 97,960

Year ended December 31, 1999
     Deducted from asset accounts
          Accounts receivable allowance       $ 97,960     $407,025       $    --       $376,214       $128,771

(1) Discounts by customers, or write-offs of uncollectable accounts, net of recoveries.

                                 EXHIBIT INDEX
                               MGI PHARMA, INC.

                          Annual Report on Form 10-K
                                      For
                         Year Ended December 31, 1999

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

4.3 First Amendment to Rights Agreement, dated March 14, 2000, between the Company and Norwest Bank, Minnesota, N.A. (Incorporated by reference to Exhibit 2 to the Company's Registration Statement on Form 8-A/A-1, filed March 20, 2000).

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

*10.7             1999 Nonemployee Director Stock Option Plan.

*10.8 Stock Acquisition Assistance Loan Program (Incorporated by reference to Exhibit 10.6 to the Company's Annual Report on Form 10-K for the year ended December 31, 1994).

*10.9             1997 Stock Incentive Plan (Incorporated by reference to
                  Exhibit 10.8 to the Company's Annual Report on Form 10-K for the year ended December 31, 1996).

*10.10            Termination Agreement, dated as of January 2, 1999, with James
                  V. Adam (Incorporated by reference to Exhibit 10.9 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998).

*10.11 Termination Agreement, dated as of January 2, 1999, with Lori-jean Gille (Incorporated by reference to Exhibit 10.10 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998).

*10.12 Termination Agreement, dated as of January 2, 1999 with Charles N. Blitzer (Incorporated by reference to Exhibit 10.11 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998).

10.13 Trademark License Agreement, dated as of December 31, 1989, between the Company and Norwich Eaton Pharmaceutical, Inc. (Incorporated by reference to Exhibit 10.16 to the Company's Annual Report on Form 10-K for the year ended December 31,
                  1994).

**10.14           Supply and License Agreement, dated March 19, 1992, among E.
                  Merck Fine Chemicals Division, EM Industries and the Company (Incorporated by reference to Exhibit 10.23 to the Company's Annual Report on Form 10-K for the year ended December 31,
                  1997).

10.15 Development, Marketing and Cooperation Agreement, dated October 23, 1995, between the Company and Dainippon Pharmaceutical Co., Ltd. (Incorporated by reference to Exhibit
                  10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995).

10.16 Manufacturing Agreement, dated December 12, 1995, between the Company and Global Pharm Inc. (Incorporated by reference to
                  Exhibit 10.25 to the Company's Annual Report on Form 10-K for the year ended December 31, 1995).

**10.17 Exclusive License Agreement, dated August 31, 1993, between the Company and the Regents of the University of California (Incorporated by reference to Exhibit 10.25 to the Company's Annual Report on Form 10-K for the year ended December 31,
                  1998).

*10.18 Termination Agreement, dated as of September 14, 1999, with William C. Brown.

*10.19 Termination Agreement, dated as of September 27, 1999, with Leon O. Moulder, Jr.

10.20 Promotion Agreement, dated April 1, 1999, between the Company and Connetics Corporation, (Incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999).

**10.21 Promotion Agreement, dated April 1, 1999, between the Company and Connetics Corporation, (Incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999).

*10.22 Separation Agreement, dated April 2, 1999, between the Company and Lori-jean Gille, (Incorporated by reference to Exhibit
                  10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999).

10.23 Lease Agreement, dated April 19, 1999, with West Bloomington Center LLC (Incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999).

*10.24 Retirement, Separation and Release Agreement, dated June 23, 1999, between the Company and James V. Adam (Incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999).

**10.25 Co-Exclusive Marketing Agreement, dated June 29, 1999, between the Company and Pharmacia & Upjohn Company (Incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999).

13                1999 Annual Report to Shareholders.

23                Consent of KPMG LLP.

24                Power of Attorney.

27                Financial Data Schedule.

99 Cautionary Statements under the Private Securities Litigation Reform Act of 1995.

* Items that are management contracts or compensatory plans or arrangements required to be filed as an exhibit pursuant to
                  Item 14(c) of this Form 10-K.

** Pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended, confidential portions of Exhibits 10.14, 10.17,
                  10.21 and 10.25 have been deleted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment.