Form 10-K405/A
period 1999-12-31
MGI PHARMA INC
filed 2000-03-31
CIK 702131

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               ----------------

                                 FORM 10-K/A-1

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1999          Commission File No. 0-10736
-----------------------------------         -----------------------------------

                                MGI PHARMA, INC.
             (Exact name of Registrant as specified in its charter)


             Minnesota                                  41-1364647
-----------------------------------         -----------------------------------
  (State or other jurisdiction of                    (I.R.S. Employer
  incorporation or organization)                    Identification No.)


6300 West Old Shakopee Road, Suite
    110 Bloomington, Minnesota                             55343
-----------------------------------         -----------------------------------
  (Address of principal executive                       (Zip Code)
             offices)


Registrant's telephone number, including area code: 952/346-4700

Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: Common Stock, $.01 par value

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

      Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

      The aggregate market value of voting stock held by non-affiliates of the Registrant as of March 14, 2000 was approximately $591,568,028 (based on the closing price of such stock as reported by The Nasdaq Stock Market on such date).

      The number of shares outstanding of each of the Registrant's classes of common stock, as of March 14, 2000, was: Common Stock, $.01 par value; 15,381,092 shares.

                      DOCUMENTS INCORPORATED BY REFERENCE

      Pursuant to General Instruction G, the responses to Items 5, 6, 7, 7A and 8 of Part II of this report are incorporated herein by reference to certain information contained in the Registrant's Annual Report to Shareholders for the fiscal year ended December 31, 1999 and the responses to Items 10, 11, 12 and 13 of Part III of this report are incorporated herein by reference to certain information contained in the Registrant's definitive Proxy Statement for its 2000 Annual Meeting of Shareholders to be held on May 9, 2000.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                          AMENDMENT NO. 1 TO FORM 10-K

This Amendment No. 1 on Form 10-K/A is being filed to correct the omission on the cover page of Form 10-K, filed March 24, 2000, of the aggregate market value of voting stock held by non-affiliates of the Registrant.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-K/A-1 to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 31, 2000                     MGI PHARMA, INC.

                                          By _____ /s/ Charles N. Blitzer______

                                            Charles N. Blitzer   President and
                                                 Chief Executive Officer