Form 10-Q
period 2000-03-31
MGI PHARMA INC
filed 2000-05-05
CIK 702131

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q


(Mark One)
 [X]          Quarterly report pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
 For the quarterly period ended  March 31, 2000
                                 --------------

                                       OR

 [ ]          Transition report pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
 For the transition period from                to
                               ---------------    ---------------

Commission File Number:  0-10736
                         -------

                                MGI PHARMA, INC.
                                ----------------
             (Exact name of registrant as specified in its charter)

          Minnesota                                    41-1364647
 ---------------------------------       ---------------------------------------
 (State or other jurisdiction of         (I.R.S. employer identification number)
   incorporation or organization)

   6300 West Old Shakopee Road
            Suite 110
   Bloomington, Minnesota 55438                      (952) 346-4700
 ---------------------------------       ---------------------------------------
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

Yes  X    No
    ---      ---


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

    Common Stock, $.01 par value                    15,408,801 shares
 ---------------------------------       ---------------------------------------
            (Class)                           (Outstanding at May 4, 2000)

                                MGI PHARMA, INC.

                                 FORM 10-Q INDEX

                                                                           Page
                                                                          Number
                                                                          ------
PART I.   FINANCIAL INFORMATION

   Item 1.   Financial Statements (Unaudited)

             Balance Sheets - December 31, 1999
             and March 31, 2000                                             3

             Statements of Operations - Three Months
             Ended March 31, 1999 and 2000                                  5

             Statements of Cash Flows - Three Months
             Ended March 31, 1999 and 2000                                  6

             Notes to Financial Statements                                  7

   Item 2.   Management's Discussion and Analysis of
             Financial Condition and Results of Operations                 12

   Item 3.   Quantitative and Qualitative Disclosure About
             Market Risk                                                   16


PART II.  OTHER INFORMATION


   Item 5.   Other Information                                             17

   Item 6.   Exhibits and Reports on Form 8-K                              17



SIGNATURES                                                                 18

                         PART I - FINANCIAL INFORMATION


Item 1. Financial Statements
----------------------------

                                MGI PHARMA, INC.

                                 BALANCE SHEETS

                                   (unaudited)


                                                   December 31,     March 31,
                                                      1999            2000
                                                  ------------   --------------

ASSETS
------

Current assets:
  Cash and cash equivalents                       $  8,249,248     $  6,602,682
  Short-term investments                            15,901,325       20,220,792
  Receivables, less allowances of
    $128,771 and $140,464                            2,427,901        2,836,747
  Inventories                                          836,865          947,344
  Prepaid expenses                                     153,923          560,198
                                                  ------------     ------------

     Total current assets                           27,569,262       31,167,763

Equipment and furniture, at cost
  less accumulated depreciation of
  $839,300 and $909,448                              1,027,482        1,165,793

Other assets                                           376,992          376,992
                                                  ------------     ------------

Total assets                                      $ 28,973,736     $ 32,710,548
                                                  ============     ============


(Continued)

BALANCE SHEETS
(Unaudited)
Page 2
                                                  December 31,       March 31,
                                                      1999             2000
                                                  ------------     ------------

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Current liabilities:
  Accounts payable                                $    964,242     $    697,933
  Accrued expenses                                   2,853,794        3,397,320
  Deferred revenue                                     495,000               --
  Other current liabilities                             16,321           63,151
                                                  ------------     ------------

     Total current liabilities                       4,329,357        4,158,404
                                                  ------------     ------------

Stockholders' equity:
  Preferred stock, 10,000,000
    authorized and unissued shares
  Common stock, $.01 par value,
    30,000,000 authorized shares,
    14,979,640 and 15,408,801
    Issued shares                                      149,796          154,088
  Additional paid-in capital                        93,591,432       97,242,246
  Accumulated deficit                              (69,096,849)     (68,844,190)
                                                  ------------     ------------

     Total stockholders' equity                     24,644,379       28,552,144
                                                  ------------     ------------

Total liabilities and
  stockholders' equity                            $ 28,973,736     $ 32,710,548
                                                  ============     ============

----------

See accompanying notes to financial statements.

                                MGI PHARMA, INC.

                            STATEMENTS OF OPERATIONS

                                   (Unaudited)

                                                       Three Months Ended
                                                            March 31,
                                                   --------------------------
                                                      1999           2000
                                                   ----------       ---------

Revenues:
  Sales                                            $4,502,943      $4,566,295
  Promotion                                           125,000         250,000
  Licensing                                           871,716         753,670
  Interest and other income                           194,523         372,846
                                                   ----------      ----------
                                                    5,694,182       5,942,811
                                                   ----------      ----------
Costs and Expenses:
  Cost of sales                                       307,878         304,071
  Selling, general and administrative               3,173,496       3,520,584
  Research and development                          1,460,905       1,804,218
                                                   ----------      ----------
                                                    4,942,279       5,628,873
                                                   ----------      ----------

Income before taxes                                $  751,903      $  313,938

Provision for income taxes                             68,938          61,279
                                                   ----------      ----------

Net income                                         $  682,965      $  252,659
                                                   ==========      ==========

Net income per common share:
          Basic                                    $     0.05      $     0.02

          Assuming dilution                        $     0.04      $     0.02

Weighted average number of
  common shares:
          Basic                                    14,574,929      15,217,199

          Assuming dilution                        15,475,494      16,831,324

----------

See accompanying notes to financial statements.

                                MGI PHARMA, INC.

                            STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                                    Three Months Ended March 31,
                                                   -----------------------------
                                                       1999             2000
                                                   -----------     -------------

OPERATING ACTIVITIES:
Net income                                         $   682,965     $    252,659
Adjustments for non-cash items:
  Depreciation                                          53,799           70,148
  Benefit plan contribution                             48,666           47,367
  Other                                                 25,136            7,500
Change in operating assets and liabilities:
  Receivables                                         (865,663)        (408,846)
  Inventories                                          128,123         (110,479)
  Prepaid expenses                                     (79,621)        (406,275)
  Accounts payable and accrued expenses               (300,917)         229,850
  Deferred revenue                                    (495,000)        (495,000)
  Other current liabilities                             45,246           46,830
                                                   -----------     ------------

Net cash used in operating activities                 (757,266)        (766,246)
                                                   -----------     ------------

INVESTING ACTIVITIES:
  Purchase of investments                           (5,814,748)     (14,025,339)
  Maturity of investments                            4,402,458        9,705,872
  Purchase of equipment and furniture                   (2,191)        (208,459)
  Other                                                (14,304)              --
                                                   -----------     ------------

Net cash used in investing activities               (1,428,785)      (4,527,926)
                                                   -----------     ------------

FINANCING ACTIVITIES:
  Issuance of shares under stock
    plans                                              231,531        3,647,606
                                                   -----------     ------------
Net cash provided by financing
  activities                                           231,531        3,647,606
                                                   -----------     ------------
Decrease in cash and cash equivalents               (1,954,520)      (1,646,566)

Cash and cash equivalents at
  beginning of period                                6,513,204        8,249,248
                                                   -----------     ------------

Cash and cash equivalents at
  end of period                                    $ 4,558,684     $  6,602,682
                                                   ===========     ============

Supplemental disclosure of cash information:
  Cash paid for income taxes                         $55,000          $140,000
                                                   ===========     ============

----------
See accompanying notes to financial statements.

                                MGI PHARMA, INC.

                         NOTES TO FINANCIAL STATEMENTS

                                  (Unaudited)


(1)  Basis of Presentation
     ---------------------

MGI PHARMA, INC. (MGI or the company) is a pharmaceutical company focused on the acquisition, development and commercialization of drugs primarily for the treatment of cancer and rheumatology disorders. MGI focuses its efforts solely in the United States and creates alliances with other pharmaceutical or biotechnology companies for its products in other countries.

The company promotes products directly to physicians in the United States using its own specialty sales force. These products include company-owned Salagen(R) Tablets (pilocarpine hydrochloride) and Didronel(R) I.V. Infusion (etidronate disodium), and three copromoted products, Ridaura(R) (auranofin), Luxiq(TM) ans in the United States using its own specialty sales force. These products include company-owned Salagen(R) Tablets (pilocarpine hydrochloride) and Didronel(R) I.V. Infusion (etidronate disodium), and three co-promoted products, Ridaura(R) (auranofin), Luxiq(TM) (betamethasone valerate) Foam, 0.12%, and Azulfidine EN-tabs(R) (sulfasalazine delayed release tablets, USP). Salagen Tablets are approved in the United States for two indications: symptoms of radiation-induced dry mouth in head and neck cancer patients, and the symptoms of dry mouth associated with Sjogren's syndrome, an autoimmune disease that damages the salivary glands. Sales of Salagen Tablets in the United States account for more than 95 percent of company product sales. Didronel I.V. Infusion is used to treat hypercalcemia (elevated blood calcium) in cancer patients. Co-promoted products continue to be owned and distributed by the co-promotion partners, so MGI recognizes promotion fee revenue, rather than product sales revenue for these products. Outside the United States, MGI commercializes its products through various alliances, and has agreements with several international pharmaceutical companies to commercialize Salagen Tablets in Europe, Japan and Canada.

The company's current product development efforts include clinical and preclinical studies for irofulven, the lead cancer therapy product candidate in MGI's novel family of proprietary compounds called acylfulvenes. Exclusive rights in Japan to irofulven and the other acylfulvene analogs were granted to Dainippon under a development and commercialization agreement in 1995. The company also provides ongoing clinical support of Salagen Tablets.

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal, recurring adjustments) considered necessary for fair presentation have been included. Interim results may not be indicative of annual results. For further information, refer to the financial statements and footnotes included in the company's report on Form 10-K for the year ended December 31, 1999.

In March 2000, the SEC deferred the implementation date of Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" (SAB 101). Accordingly, the Company plans to adopt SAB 101 in the second quarter of 2000.


(2)  Income Per Common Share
     -----------------------

Income per share for the three month periods ended March 31, 1999 and 2000 are summarized in the following table:



                                                                       Per
                                           Net                         Share
    Three Month Period Ended             Income          Shares       Amount
    ------------------------             ------          ------       ------
March 31, 1999
Basic                                    $682,965     14,574,929       $0.05
Effect of
  dilutive stock options                      --         900,565      ($0.01)
                                  -------------------------------------------

Assuming dilution                        $682,965     15,475,494       $0.04

March 31, 2000
Basic                                    $252,659     15,217,199       $0.02
Effect of
  dilutive stock options                      --       1,614,125         --
                                  -------------------------------------------

Assuming dilution                        $252,659     16,831,324       $0.02
                                  ===========================================

(3)  Short-Term Investments
     ----------------------

Because the company has the intent and ability to hold its investments to maturity, they are considered held-to-maturity investments. As such, they are stated at amortized cost, which approximates estimated fair value. Held-to-maturity investments at December 31, 1999 and March 31, 2000 are summarized in the following table:

                                                    1999           2000
                                                -----------    -----------
   Commercial paper                             $10,747,279    $19,180,210
   Certificates of deposit                        3,116,817      1,040,582
   Corporate notes                                2,037,229            --
                                                -----------    -----------
                                                $15,901,325    $20,220,792
                                                ===========    ===========

(4)  Inventories
     -----------

Inventories at December 31, 1999 and March 31, 2000 are summarized as follows:

                                                      1999       2000
                                                    --------   --------
   Raw materials and supplies                       $160,744   $148,845
   Work in process                                   153,447    299,267
   Finished products                                 522,674    499,232
                                                    ---------  --------
                                                    $836,865   $947,344
                                                    =========  ========

Inventories are stated at the lower of cost or market. Cost is determined on a first-in, first-out basis.


(5)  Accrued Expenses
     ----------------

Accrued expenses at December 31, 1999, and March 31, 2000, are summarized in the following table:

                                                1999          2000
                                             ----------    ----------
   Product development commitments           $  860,981    $1,317,040
   Bonuses                                      467,820       218,933
   Product return accrual                       342,648       478,199
   Other accrued expenses                     1,182,345     1,383,148
                                             ----------    ----------
                                             $2,853,794    $3,397,320
                                             ==========    ==========


(6)  Promotion Revenue
     -----------------

In March 1999, MGI and Schein Pharmaceutical, Inc. concluded their agreement for the promotion of INFeD(R) (iron dextran injection). MGI recognized a minimum quarterly promotion fee of $125,000 in the first quarter of 1999, and smaller promotion fees for the remaining three quarters of 1999.

In April 1999, MGI entered into promotion agreements with Connetics Corporation for the promotion of Ridaura(R) (auranofin) and Luxiq(TM) (betamethasone valerate) Foam, 0.12%. Under the terms of the agreements, MGI promotes Ridaura and Luxiq to the rheumatology market in the United States. For Ridaura, MGI receives $250,000 per quarter for making a specified number of sales calls. For Luxiq, MGI receives a split of product contribution from Connetics Corporations's sales of Luxiq in the rheumatology market. The Ridaura agreement is scheduled to continue through September 30, 2000.

In September 1999, MGI began promoting Azulfidine EN-tabs(R) (sulfasalazine delayed release tablets, USP) Enteric-coated on behalf of the Pharmacia & Upjohn Company (P&U) to the rheumatology market in the United States. MGI will earn promotion revenue based on its ability to increase P&U sales of

Azulfidine EN-tabs(R). The Azulfidine EN-tabs(R) co-promotion agreement has an initial term of 42 months from the September 1999 co-promotion marketing launch.


(7)  Stock Incentive Plans
     ---------------------

Under stock incentive plans, designated persons (including officers, directors, employees and consultants) are granted rights to acquire company common stock. These rights include stock options and other equity rights. At March 31, 2000, 2,660,462 shares of common stock remain reserved for issuance, of which 408,447 remain available for grant. Options to purchase 2,252,015 shares of common stock were outstanding, of which 929,777 were exercisable. Options outstanding had a weighted average exercise price of $10.37 per share.


(8)  Stockholders' Equity
     --------------------

Changes in selected stockholders' equity accounts for the three months ended March 31, 2000, were as follows:

                                     Common stock         Additional
                                ----------------------      paid-in
                                 Shares     Par value       capital
                                ----------  ---------    ------------
Balance at December 31, 1999    14,979,640   $149,796     $93,591,432
Exercise of stock options          428,698      4,287       3,643,319
Other issuance                         463          5           7,495
                                ----------  ---------     -----------
Balance at March 31, 2000       15,408,801   $154,088     $97,242,246
                                ==========  =========     ===========


(9)  Commitments
     -----------

The company leases office space and computer software under noncancellable lease agreements that contain renewal options and require the company to pay operating costs, including property taxes, insurance and maintenance. Future minimum lease payments for this lease agreement are as follows:

Remainder of 2000                             $272,000
2001                                           441,000
2002                                           448,000
2003                                           455,000
2004                                           455,000
Thereafter                                     265,000
                                            ----------
                                            $2,336,000
                                            ==========

(10) Subsequent Event
     ----------------

In April 2000, MGI entered into a license agreement with CIBA Vision AG pursuant to which MGI granted CIBA Vision an exclusive, royalty-bearing license to develop and commercialize Salagen Tablets in Europe, Russia and certain other countries. Simultaneous with this agreement, the previous agreements with Chiron B.V. for Salagen Tablets rights in Europe were terminated. Sales of Salagen Tablets in Europe began in 1995.

Under the license agreement, CIBA Vision is scheduled to pay initial license fees to MGI upon execution of the agreement and achievement of certain transfer activities. In addition, CIBA Vision agreed to pay up to four additional milestone payments to MGI if certain sales targets are achieved. Further, CIBA Vision agreed to pay royalties to MGI equal to a certain percentage of net sales revenues. Unless earlier terminated by the parties, the term of the agreement is 12 years and may be extended for additional two-year periods. CIBA Vision granted to MGI an irrevocable, non-exclusive, royalty-free license allowing MGI to use any technology or data developed by CIBA Vision relating to Salagen Tablets.

In addition, MGI simultaneously entered into a supply agreement with CIBA Vision pursuant to which MGI agreed to supply CIBA Vision's requirements of Salagen Tablets until the termination of the license agreement with CIBA Vision.

Item 2.
-------

Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

MGI PHARMA, INC. is a pharmaceutical company focused on the acquisition, development and commercialization of drugs primarily for the treatment of cancer and rheumatology disorders. We focus our efforts solely in the United States and create alliances with other pharmaceutical or biotechnology companies for our products in other countries.

We promote products directly to physicians in the United States using our own specialty sales force. These products include our Salagen(R) Tablets (pilocarpine hydrochloride) and Didronel(R) I.V. Infusion (etidronate disodium), and three copromoted products, Ridaura(R) (auraanofin), Luxiq(TM) (betamethasone valerate) Foam, 0.12%, and Azulfidine EN-tabs(R) (sulfasalazine delayed release tablets, USP). Salagen Tablets are approved in the United States for two indications: symptoms of radiation-induced dry mouth in head and neck cancer patients, and the symptoms of dry mouth associated with Sjogren's syndrome, an autoimmune disease that damages the salivary glands. Sales of Salagen Tablets in the United States accounted for 97 percent of our product sales during 1999. Didronel I.V. Infusion is used to treat hypercalcemia (elevated blood calcium) in cancer patients. Copromoted products continue to be owned and distributed by the copromotion partners, so we recognize promotion fee revenue, rather than product sales revenue for these products. Outside the United States, we commercialize our products through various alliances, and have agreements with several international pharmaceutical companies to commercialize Salagen Tablets in Europe, Japan and Canada.

Our current product development efforts include clinical and preclinical studies for irofulven, the lead cancer therapy product candidate in our novel family of proprietary compounds called acylfulvenes. Exclusive rights in Japan to irofulven and the other acylfulvene analogs were granted to Dainippon under a development and commercialization agreement in 1995. We also provide ongoing clinical support of Salagen Tablets.

Results of Operations

Revenues
--------

Sales

Total sales revenue increased one percent from $4,502,943 in the first quarter of 1999 to $4,566,295 in the first quarter of 2000. The modest increase in sales revenue was due to an increase in the price of Salagen Tablets in December 1999, offset by a decrease in unit sales.

Sales of Salagen Tablets in the United States provided 98 percent of our product sales in the first quarter of 2000. As is common in the pharmaceutical industry, our domestic sales are made to pharmaceutical wholesalers for further distribution through pharmacies to the ultimate consumers of our products. We believe that the flat growth in sales of Salagen Tablets from the first quarter of 1999 to the first quarter of 2000 is a result of increased fourth quarter retail purchasing that was consistent with building inventories in anticipation of potential interruption in supply related to Year 2000 concerns, and moderating growth in the demand for Salagen Tablets. We do not expect growth in sales of Salagen Tablets to continue at historic rates due to competition from new products, and moderating growth in the Sjogren's syndrome portion of the market.

Promotion

Promotion revenue increased 100 percent from $125,000 in the first quarter of 1999 to $250,000 in the first quarter of 2000. This increase reflects promotion revenue from different product relationships between 1999 and 2000. In 1999, we concluded our promotion of INFeD(R) under an agreement with Schein Pharmaceutical, resulting in a minimum quarterly payment of $125,000 in the first quarter of 1999. Promotion revenue in 2000 reflects payments for the marketing of Ridaura under an agreement with Connetics Corporation. We have not yet recognized revenue for two other products: Luxiq, which we promote under an agreement with Connetics Corporation, and Azulfidine EN-tabs, which we promote under an agreement with the Pharmacia & Upjohn Company. The Ridaura agreement continues through September 30, 2000.

Licensing

Licensing revenue decreased 14 percent from $871,716 in the first quarter of 1999 to $753,670 in the first quarter of 2000. The decrease is due to lower royalties related to our former agricultural business. Revenue from international partners for Salagen Tablets was flat from the first quarter of 1999 to the first quarter of 2000. In an effort to improve the promotion of Salagen Tablets, we entered into an agreement with CIBA Vision AG in April 2000 for the sale of Salagen Tablets in Europe. Future licensing revenues will likely fluctuate between years and from one quarter to another depending on the achievement of milestones by us or our partners, the level of recurring royalty generating activities, and the timing of initiating additional licensing relationships. Quarterly licensing payments from Dainippon concluded with a $100,000 payment in April 2000.

Interest and other

Interest and other income increased 92 percent from $194,523 in the first quarter of 1999 to $372,846 in the first quarter of 2000. The increase is a result of an increase in the average amount of funds available for investment and an increase in the investment yield.

Costs and Expenses
------------------

Cost of sales

Cost of sales decreased one percent from $307,878 in the first quarter of 1999 to $304,071 in the first quarter of 2000. Although sales revenue increased from the first quarter of 1999 to the first quarter of 2000, cost of sales decreased as a result of a change in the product mix between quarters. The first quarter of 1999 included lower margin sales to international strategic partners for Salagen Tablets. We believe that cost of sales as a percent of product sales should continue within its recent annual range of five to eight percent for our commercialized products.

Selling, general and administrative

Selling, general and administrative expenses increased 11 percent from $3,173,496 in the first quarter of 1999 to $3,520,584 in the first quarter of 2000. The increase resulted from costs associated with the expansion of the size of our U.S based sales organization by approximately two-thirds near the end of the first quarter of 2000. This expansion is expected to significantly increase total SG&A costs for the rest of 2000.

Research and development

Research and development expense increased 24 percent from $1,460,905 in the first quarter of 1999 to $1,804,218 in the first quarter of 2000. The increase reflects the larger costs for the development of irofulven. Enrollment in three Phase 2 clinical trials, sponsored by us, began in 1998, and has increased throughout 1999 and the first quarter of 2000. These trials are designed to evaluate the efficacy and safety of irofulven for the treatment of patients with ovarian, pancreatic, or prostate cancer who are refractory to current therapies. In addition, we continue to provide clinical supplies of irofulven for clinical trials sponsored by the NCI. We intend to initiate a pivotal Phase 3 clinical trial program by the end of 2000 that could, if successful, become the fundamental basis of a NDA submission to the FDA for irofulven. Conduct of these studies is expected to substantially increase research and development costs in 2000 and beyond. Further, emerging data suggests multiple development paths may be warranted with irofulven. We expect research and development to increase significantly in the next few years as we pursue multiple development paths with irofulven.

Tax expense

Our effective tax rate was nine percent in the first quarter of 1999, and 20 percent in the first quarter of 2000. These tax rates reflect a ten percent foreign tax rate on Dainippon licensing payments and a two percent tax rate for alternative minimum tax.

Net Income

Net income of $682,965 in the first quarter of 1999 compares to net income of $252,659 in the first quarter of 2000. The decrease in net income was a result of a 14 percent increase in costs and expenses, paired with a four percent increase in revenues. During the next several years, we intend to direct our efforts toward activities designed to grow long-term revenues, including expanded development of irofulven and other product candidates. Increased spending on these initiatives and others may not allow us to remain profitable on a consistent basis.

Liquidity and Capital Resources

At March 31, 2000, we had cash and investments of $26,823,474 and working capital of $27,009,359 compared with $24,150,573 and $23,239,905, respectively, at December 31, 1999. For the three month period ended March 31, 2000, we received $3,647,606 in cash from issuance of shares under stock award plans, and used $766,246 of cash to fund our operating activities. We purchased $208,459 in equipment and furniture, primarily related to the expansion of our commercial organization.

Cash in excess of current operating needs is invested in money market instruments in accordance with our investment policy. This policy emphasizes principal preservation, so it requires strong issuer credit ratings and limits the amount of credit exposure from any one issuer or industry. We believe we have sufficient cash and investments to fund our current operations through the end of 2000. However, substantial amounts of capital are required for pharmaceutical development and commercialization efforts. For continued development and commercialization of irofulven and Salagen Tablets, and for the the acquisition and development of product candidates, we plan to utilize cash provided from growth in product sales, collaborative arrangements and existing liquid assets. We are currently pursuing a public offering of 1,000,000 shares of our common stock.

Cautionary Statement

This Form 10-Q contains forward-looking statements within the meaning of federal securities laws. These statements include statements regarding intent, belief, or current expectations of the company and its management. These forward-looking statements are not guarantees of future performance and involve a number of risks and uncertainties that may cause our actual results to differ materially from the results discussed in these statements. Factors that might cause such differences include, but are not limited to, dependence on sales of Salagen Tablets, the ability to develop irofulven into an approved and successfully marketed chemotherapy agent, dependence on a license acquisition strategy, uncertainty of strategic alliances, and other risks and uncertainties detailed from time to time in our filings with the Securities and Exchange Commission, including
Exhibit 99 to this Form 10-Q. We do not intend to update any of the forward-looking statements after the date of this Form 10-Q to conform them to actual results.


Item 3.
-------

Quantitative and Qualitative Disclosures About Market Risk

Our operations are not subject to risks of material foreign currency fluctuations, nor do we use derivative financial instruments in our investment practices. We place our investments in instruments that meet high credit quality standards, as specified in our investment policy guidelines. We do not expect material losses with respect to our investment portfolio or exposure to market risks associated with interest rates.

                                MGI PHARMA, INC.

                          PART II - OTHER INFORMATION



Item 5. Other Information
-------------------------

In connection with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, the company is hereby filing cautionary statements identifying important factors that could cause actual results to differ materially from those projected in forward looking statements of the company made by, or on behalf of the company. See Exhibit 99 to this report.


Item 6. Exhibits and Reports on Form 8-K
----------------------------------------

(a)  LISTING OF EXHIBITS:


     10.1   License Agreement, dated 4/11/00, between the Company and
            CIBA Vision AG
     27     Financial Data Schedule
     99     Cautionary Statements

(b)  REPORTS ON FORM 8-K

     The company filed a report on Form 8-K on March 20, 2000.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       MGI PHARMA, INC.


Date: May 5, 2000                      By: /s/ William C. Brown
                                           -------------------------------------
                                           William C. Brown,
                                           Chief Financial Officer

                                MGI PHARMA, INC.

                          Quarterly Report on Form 10-Q
                                     for the
                          Quarter Ended March 31, 2000

                                  EXHIBIT INDEX
                                  -------------

 Exhibit
  Number                          Description
--------                          -----------

 10.1        License Agreement, dated 4/11/00, between the Company and
             CIBA Vision AG

 27          Financial Data Schedule

 99          Cautionary Statements