Form 10-Q
period 2000-06-30
MGI PHARMA INC
filed 2000-08-11
CIK 702131

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                                   FORM 10-Q


(Mark One)

[X]            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2000
                                       OR
[ ]            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______________ to _______________

Commission File Number: 0-10736

                                MGI PHARMA, INC.
                                ----------------
             (Exact name of registrant as specified in its charter)

          Minnesota                                    41-1364647
-------------------------------          ---------------------------------------
(State or other jurisdiction of          (I.R.S. employer identification number)
 incorporation or organization)

 6300 West Old Shakopee Road
        Suite 110
 Bloomington, Minnesota 55438                        (952) 346-4700
-------------------------------          ---------------------------------------
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
Yes    _X_       No    ___

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

 Common Stock, $.01 par value                       16,450,577 shares
-------------------------------          ---------------------------------------
          (Class)                             (Outstanding at August 9, 2000)

                                MGI PHARMA, INC.

                                 FORM 10-Q INDEX



                                                                          Page
                                                                         Number
                                                                         ------
PART I.           FINANCIAL INFORMATION

     Item 1.   Financial Statements (Unaudited)

                         Balance Sheets - December 31, 1999
                         and June 30, 2000                                 3

                         Statements of Operations - Three Months and
                         Six Months Ended June 30, 1999 and 2000           5

                         Statements of Cash Flows - Six Months
                         Ended June 30, 1999 and 2000                      6

                         Notes to Financial Statements                     7

     Item 2.   Management's Discussion and Analysis of
                      Financial Condition and Results of Operations        12

     Item 3.   Quantitative and Qualitative Disclosure About
                      Market Risk                                          15


PART II.          OTHER INFORMATION


     Item 4.   Submission of Matters to a Vote of Security                 16
                      Holders

     Item 5.   Other Information                                           17

     Item 6.   Exhibits and Reports on Form 8-K                            17



SIGNATURES                                                                 18

                         PART I - FINANCIAL INFORMATION


Item 1. Financial Statements


                                MGI PHARMA, INC.

                                 BALANCE SHEETS

                                   (unaudited)


                                          December 31,         June 30,
                                             1999               2000
                                          ------------        ----------
ASSETS

Current assets:
  Cash and cash equivalents               $ 8,249,248        $14,427,294
  Short-term investments                   15,901,325         29,405,800
  Receivables, less allowances of
    $128,771 and $162,053                   2,427,901          4,002,619
  Inventories                                 836,865            738,278
  Prepaid expenses                            153,923            237,745
                                          -----------        -----------

     Total current assets                  27,569,262         48,811,736

Equipment and furniture, at cost
  less accumulated depreciation of
  $839,300 and $985,735                     1,027,482          1,239,840

Other assets                                  376,992            449,133
                                          -----------        -----------

Total assets                              $28,973,736        $50,500,709
                                          ===========        ===========



(Continued)

BALANCE SHEETS
(Unaudited)
Page 2
                                          December 31,         June 30,
                                             1999               2000
                                          ------------        ----------

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                        $     964,242         $     904,499
  Accrued expenses                            2,853,794             2,591,219
  Deferred revenue                              495,000                --
  Other current liabilities                      16,321                31,230
                                          -------------         -------------

     Total current liabilities                4,329,357             3,526,948
                                          -------------         -------------

Noncurrent liabilities:
  Deposit payable                               --                    450,000

                                          -------------         -------------
     Total liabilities                        4,329,357             3,976,948
                                          -------------         -------------

Stockholders' equity:
  Preferred stock, 10,000,000
    authorized and unissued shares              --                     --
  Common stock, $.01 par value,
    30,000,000 authorized shares,
    14,979,640 and 16,446,152
    issued shares                               149,796               164,461
  Additional paid-in capital                 93,591,432           113,979,443
  Accumulated deficit                       (69,096,849)          (67,620,143)
                                          -------------         -------------

     Total stockholders' equity              24,644,379            46,523,761
                                          -------------         -------------

Total liabilities and
  stockholders' equity                    $  28,973,736         $  50,500,709
                                          =============         =============

-------------------------------------

See accompanying notes to financial statements.

                                MGI PHARMA, INC.

                            STATEMENTS OF OPERATIONS

                                  (Unaudited)


                                                           Three Months Ended            Six Months Ended
                                                                 June 30,                     June 30,
                                                        -------------------------   -------------------------
                                                            1999          2000          1999          2000
                                                        -----------   -----------   -----------   -----------
Revenues:
  Sales                                                 $ 4,754,179   $ 6,134,082   $ 9,257,122   $10,700,377
  Promotion                                                 250,000       269,874       375,000       519,874
  Licensing                                               1,037,067     1,573,802     1,908,783     2,327,472
                                                        -----------   -----------   -----------   -----------
                                                          6,041,246     7,977,758    11,540,905    13,547,723
                                                        -----------   -----------   -----------   -----------


Costs and Expenses:
  Cost of sales                                             254,681       393,142       562,559       697,213
  Selling, general and administrative                     3,569,703     4,639,718     6,743,199     8,160,302
  Research and development                                1,746,720     2,225,347     3,207,625     4,029,565
                                                        -----------   -----------   -----------   -----------
                                                          5,571,104     7,258,207    10,513,383    12,887,080
                                                        -----------   -----------   -----------   -----------

Income before interest and taxes                            470,142       719,551     1,027,522       660,643

Interest income                                             210,766       539,680       405,289       912,526
                                                        -----------   -----------   -----------   -----------

Income before taxes                                         680,908     1,259,231     1,432,811     1,573,169

Provision for income taxes                                   69,718        35,184       138,656        96,463
                                                        -----------   -----------   -----------   -----------

Net income                                              $   611,190   $ 1,224,047   $ 1,294,155   $ 1,476,706
                                                        ===========   ===========   ===========   ===========



Net income per common share:
           Basic                                        $      0.04   $      0.08   $      0.09   $      0.10

           Assuming dilution                            $      0.04   $      0.07   $      0.08   $      0.09


Weighted average number of common shares outstanding:
           Basic                                         14,647,411    15,812,118    14,611,370    15,514,659

           Assuming dilution                             15,549,121    17,160,856    15,512,507    16,996,090


------------------------------------------------------------------------------

See accompanying notes to financial statements.

                                MGI PHARMA, INC.

                            STATEMENTS OF CASH FLOWS

                                   (Unaudited)
                                                Six Months Ended June 30,
                                               ----------------------------
                                                    1999            2000
                                               ------------    ------------
OPERATING ACTIVITIES:
Net income                                     $  1,294,155    $  1,476,706
Adjustments for non-cash items:
  Depreciation                                      118,269         146,435
  Benefit plan contribution                          83,871          86,659
  Stock option acceleration                         162,953            --
  Other                                              52,924          10,000
Change in operating assets and liabilities:
  Receivables                                    (1,171,816)     (1,574,718)
  Inventories                                       240,736          98,587
  Prepaid expenses                                  (23,649)        (83,822)
  Accounts payable and accrued expenses            (258,271)       (361,610)
  Deferred revenue                                 (495,000)       (495,000)
  Other current liabilities                          (2,791)         14,909
                                               ------------    ------------

Net cash provided by (used in)
  operating activities                                1,381        (681,854)
                                               ------------    ------------

INVESTING ACTIVITIES:
  Purchase of investments                        (9,818,845)    (29,838,543)
  Maturity of investments                         8,240,578      16,334,068
  Purchase of equipment and furniture               (78,111)       (358,793)
  Payment on notes receivable                        56,999            --
  Other                                              14,456         (72,141)
                                               ------------    ------------

Net cash used in investing activities            (1,584,923)    (13,935,409)
                                               ------------    ------------

FINANCING ACTIVITIES:
  Proceeds from issuance of shares, net                --        16,448,138
  Issuance of shares under stock
    plans                                           873,611       3,897,171
  Receipt of deposit payable                           --           450,000
  Other                                                --              --
                                               ------------    ------------
Net cash provided by financing
  activities                                        873,611      20,795,309
                                               ------------    ------------
Increase (decrease) in cash and
  cash equivalents                                 (709,931)      6,178,046

Cash and cash equivalents at
  beginning of period                             6,513,204       8,249,248
                                               ------------    ------------

Cash and cash equivalents at
  end of period                                $  5,803,273    $ 14,427,294
                                               ============    ============

Supplemental disclosure of cash information:
  Cash paid for income taxes                   $    110,000    $    150,000

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

The company promotes products directly to physicians in the United States using its own specialty sales force. These products include company-owned Salagen(R) Tablets (pilocarpine hydrochloride) and Didronel(R) I.V. Infusion (etidronate disodium), and three copromoted products, Ridaura(R) (auranofin), Luxiq(TM) (betamethasone valerate) Foam, 0.12%, and Azulfidine EN-tabs(R) (sulfasalazine delayed release tablets, USP). Salagen Tablets are approved in the United States for two indications: symptoms of radiation-induced dry mouth in head and neck cancer patients, and the symptoms of dry mouth associated with Sjogren's syndrome, an autoimmune disease that damages the salivary glands. Sales of Salagen Tablets in the United States account for 97 percent of company product sales. Didronel I.V. Infusion is used to treat hypercalcemia (elevated blood calcium) in cancer patients. Copromoted products continue to be owned and distributed by the copromotion partners, so MGI recognizes promotion fee revenue, rather than product sales revenue for these products. Outside the United States, MGI commercializes its products through various alliances, and has agreements with several international pharmaceutical companies to commercialize Salagen Tablets in Europe, Japan and Canada.

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

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal, recurring adjustments) considered necessary for fair presentation have been included. Interim results may not be indicative of annual results. Certain prior year amounts have been reclassified to conform with the current year presentation, including the separate presentation of interest income. For further information, refer to the financial statements and footnotes included in the company's report on Form 10-K for the year ended December 31, 1999.

(2)      Income Per Common Share
         -----------------------

Income per share for the three month and six month periods ended June 30, 1999 and 2000 are summarized in the following table:


Three Months Ended                                      1999                                              2000
                                    -------------------------------------------      -------------------------------------------
June 30                                                               Per                                               Per
                                          Net                        Share                 Net                         Share
                                        Income         Shares        Amount              Income          Shares       Amount
                                        ------         ------        ------              ------          ------       ------
Basic                                      $611,190    14,647,411        $0.04            $1,224,047     15,812,118       $0.08
Effect of
  dilutive stock options                   --             901,710        $0.00              --            1,348,738      ($0.01)
                                    -------------------------------------------      -------------------------------------------

Assuming dilution                          $611,190    15,549,121        $0.04            $1,224,047     17,160,856       $0.07



Six Months Ended                                        1999                                              2000
                                    -------------------------------------------      -------------------------------------------
June 30                                                               Per                                               Per
                                          Net                        Share                 Net                         Share
                                        Income         Shares        Amount              Income          Shares       Amount
                                        ------         ------        ------              ------          ------       ------
Basic                                    $1,294,155    14,611,370        $0.09            $1,476,706     15,514,659       $0.10
Effect of
  dilutive stock options                   --             901,137       ($0.01)             --            1,481,431      ($0.01)
                                    -------------------------------------------      -------------------------------------------

Assuming dilution                        $1,294,155    15,512,507        $0.08            $1,476,706     16,996,090       $0.09


(3)      Short-Term Investments
         ----------------------

Because the company has the intent and ability to hold its investments to maturity, they are considered held-to-maturity investments. As such, they are stated at amortized cost, which approximates estimated fair value. Held-to-maturity investments at December 31, 1999 and June 30, 2000 are summarized in the following table:

                                1999              2000
                             -----------      -----------
Commercial paper             $10,747,279      $23,008,485
Certificates of deposit        3,116,817        6,397,315
Corporate notes                2,037,229             --
                             -----------      -----------
                             $15,901,325      $29,405,800
                             ===========      ===========

(4)      Inventories
         -----------

Inventories at December 31, 1999 and June 30, 2000 are summarized as follows:

                                  1999          2000
                                --------      --------
Raw materials and supplies      $160,744      $      0
Work in process                  153,447       463,336
Finished products                522,674       274,942
                                --------      --------
                                $836,865      $738,278
                                ========      ========

         Inventories are stated at the lower of cost or market. Cost is determined on a first-in, first-out basis.


(5)      Accrued Expenses
         ----------------

Accrued expenses at December 31, 1999 and June 30, 2000 are summarized in the following table:

                                        1999            2000
                                     ----------      ----------
Product development commitments      $  860,981      $  667,989
Bonuses                                 467,820         380,075
Product return accrual                  342,648         494,117
Other accrued expenses                1,182,345       1,049,038
                                     ----------      ----------
                                     $2,853,794      $2,591,219
                                     ==========      ==========

(6)      Promotion Revenue
         -----------------

In March 1999, MGI and Schein Pharmaceutical, Inc. concluded their agreement for the promotion of INFeD(R) (iron dextran injection). MGI recognized a minimum quarterly promotion fee of $125,000 in the first quarter of 1999, and smaller promotion fees in subsequent quarters.

In April 1999, MGI entered into promotion agreements with Connetics Corporation for the promotion of Ridaura(R) (auranofin) and Luxiq(TM) (betamethasone valerate) Foam, 0.12%. Under the terms of the agreements, MGI promotes Ridaura and Luxiq to the rheumatology market in the United States. For Ridaura, MGI receives $250,000 per quarter for making a specified number of sales calls. For Luxiq, MGI receives a split of product contribution from Connetics Corporations's sales of Luxiq in the rheumatology market. The Ridaura and Luxiq agreements are expected to conclude in September 2000.

In September 1999, MGI began promoting Azulfidine EN-tabs(R) (sulfasalazine delayed release tablets, USP) Enteric-coated on behalf of the Pharmacia Corporation (Pharmacia) to the rheumatology market in the United States. MGI will earn promotion revenue based on its ability to increase Pharmacia's sales of Azulfidine EN-tabs(R). The Azulfidine EN-tabs(R) co-promotion agreement has an initial term through June 30, 2003.


(7)      Stock Incentive Plans
         ---------------------

Under stock incentive plans, designated persons (including officers, directors, employees and consultants) are granted rights to acquire company common stock. These rights include stock options and other equity rights. At June 30, 2000, 4,132,909 shares of common stock remain reserved for issuance, of which

1,839,958 remain available for grant. Options to purchase 2,292,951 shares of common stock were outstanding, of which 957,963 were exercisable. Options outstanding had a weighted average exercise price of $11.03 per share.

(8)      Stockholders' Equity
         --------------------

Changes in selected stockholders' equity accounts for the six months ended June 30, 2000 were as follows:

                                             Common stock              Additional
                                    ----------------------------         paid-in
                                       Shares         Par value          capital
                                    ----------      ------------      ------------
Balance at December 31, 1999        14,979,640      $    149,796      $ 93,591,432
Issuance of shares                   1,000,000            10,000        16,438,138
Exercise of stock options              456,251             4,563         3,795,596
Employee retirement savings
  plan contribution                          0                 0            47,367
Employee stock purchase plan             9,711                97            96,916
Other issuance                             550                 5             9,994
                                  ------------      ------------      ------------
Balance at June 30, 2000            16,446,152      $    164,461      $113,979,443
                                  ============      ============      ============

In the second quarter of 2000, the company completed a sale of 1,000,000 newly issued shares of common stock at $18 per share. The net proceeds, after fees and expenses, were approximately $16.4 million.


(9)      Commitments
         -----------

The company leases office space and computer software under noncancellable lease agreements that contain renewal options and require the company to pay operating costs, including property taxes, insurance and maintenance. Future minimum lease payments for this lease agreement are as follows:


Remainder of 2000                     $182,000
2001                                   441,000
2002                                   448,000
2003                                   455,000
2004                                   455,000
Thereafter                             265,000
                                    ----------
                                    $2,246,000
                                    ==========

(10)     Licensing Revenue
         -----------------

In April 2000, MGI entered into a license agreement with CIBA Vision AG under which MGI granted CIBA Vision an exclusive, royalty-bearing license to develop and commercialize Salagen Tablets in Europe, Russia and certain other countries. Simultaneous with this agreement, the previous agreements with Chiron B.V. for Salagen Tablets rights in Europe were terminated. In addition, MGI simultaneously entered into a supply agreement with CIBA Vision pursuant to which MGI agreed to supply CIBA

Vision's requirements of Salagen Tablets until the termination of the license agreement with CIBA Vision. Sales of Salagen Tablets in Europe began in 1995.

In the second quarter of 2000, MGI recognized $750,000 of licensing income related to the license agreement with CIBA Vision. This immediate recognition treatment is consistent with MGI's accounting policy for irrevocable license payments. Under a pending accounting pronouncement, Staff Accounting Bulletin 101, accounting for this payment may require reversal, deferral and subsequent amortization over a yet to be estimated expected period of benefit. Implementation of this proposed accounting treatment has been deferred by the Securities and Exchange Commission until the fourth quarter of 2000.


(11)     Subsequent Events
         -----------------

On July 25, 2000, MGI filed a shelf registration with the Securities and Exchange Commission to sell three million common shares. Under a shelf registration, MGI may sell securities from time to time in one or more separate offerings in amounts, at prices and on terms to be determined at the time of sale.

In August 2000, MGI entered into license, research and development and stock purchase agreements with MethylGene Inc. ("MethylGene"). Under the agreements, MethylGene granted MGI, an exclusive, royalty-bearing license to develop and commercialize MG98 in North America for all therapeutic indications. The agreement also included similar rights to small molecule inhibitors of DNA methyltransferase (DNA MeTase Inhibitors) for oncology and rheumatology indications. MGI agreed to make initial payments to MethylGene aggregating $5.7 million, purchased a minority interest in MethylGene for $3.8 million, agreed to make milestone payments for both MG98 and the first DNA MeTase Inhibitors that achieve such development milestones, agreed to purchase up to $6 million of research services from MethylGene, and agreed to make an additional purchase of MethlyGene shares for $3.0 million by March 31, 2001. MGI also agreed to pay royalties on annual net sales revenue related to MG98 and DNA MeTase. Unless earlier terminated by the parties, the term of the agreement in each country extends until the later of: (a) the expiration of the last-to-expire patent MGI has licensed; or (b) ten years from the first commercial sale of any licensed product.

Item 2.
-------

Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

MGI PHARMA, INC. (we, us or our) is a pharmaceutical company focused on the acquisition, development, commercialization and marketing of differentiated, specialty pharmaceutical products that address unmet medical needs. Our current product portfolio is comprised of prescription products that address special needs in the fields of cancer and rheumatology, however, we may expand into other medical fields as our business grows. We focus our sales efforts solely in the United States and create alliances with other pharmaceutical or biotechnology companies for our products in other countries.

We promote products directly to physicians in the United States using our own specialty sales force. These products include our Salagen(R) Tablets (pilocarpine hydrochloride) and Didronel(R) I.V. Infusion (etidronate disodium), and three co-promoted products, Azulfidine EN-tabs(R) (sulfasalazine delayed release tablets), Ridaura(R) (auranofin) and Luxiq(TM) (betamethasone valerate) Foam, 0.12%. Salagen Tablets are approved in the United States for two indications: symptoms of radiation-induced dry mouth in head and neck cancer patients, and the symptoms of dry mouth associated with Sjogren's syndrome, an autoimmune disease that damages the salivary glands. Sales of Salagen Tablets in the United States accounted for 97 percent of our product sales during 1999. Didronel I.V. Infusion is used to treat hypercalcemia (elevated blood calcium) in cancer patients. Co-promoted products continue to be owned and distributed by the co-promotion partners, so we recognize promotion fee revenue, rather than product sales revenue for these products. We began our co-promotion relationships in 1999 for Azulfidine EN-tabs and Ridaura for the treatment of rheumatoid arthritis and Luxiq for the treatment of dermatosis. Our co-promotion agreements for Ridaura and Luxiq are expected to conclude in September 2000. Outside the United States, we commercialize our products through various alliances from which we recognize licensing revenues, and have agreements with several international pharmaceutical companies to develop and commercialize Salagen Tablets in Europe, Canada and Japan.

Our current product development efforts include preclinical studies and clinical trials for irofulven, the lead product candidate in our novel family of proprietary cancer therapy compounds called the acylfulvenes. Exclusive rights in Japan to irofulven and the other acylfulvene analogs were granted to Dainippon under a development and commercialization agreement in 1995. We also provide ongoing clinical support of Salagen Tablets. We rely on third-parties to manufacture our commercialized and development stage products.

We are expanding our current research and development activities to include the technologies licensed from MethylGene Inc. in August 2000. These activities will include financial and staffing support that is expected to increase our research and development expense over the next several years. Our financial obligations include funding for clinical trials of MG98, preclinical studies of small molecule inhibitors of DNA methyltransferase (DNA MeTase Inhibitors), certain milestone payments and equity investments in MethylGene.

Results of Operations

Periods Ended June 30, 2000 Compared to Periods Ended June 30, 1999

Revenues

Sales: Total sales revenue increased 29 percent from $4,754,179 in the second quarter of 1999 to $6,134,082 in the second quarter of 2000 and increased 16 percent from $9,257,122 in the first half of 1999 to $10,700,377 in the first half of 2000. The increases in sales revenue result from higher unit sales derived from an increase in demand for Salagen Tablets and an increase in the price of Salagen Tablets in December 1999. The increases in sales revenues also reflect an estimated $800,000 in accelerated Salagen Tablets sales before the end of the 2000 second quarter, as a result of wholesalers purchasing Salagen Tablets in advance of a price increase.

Sales of Salagen Tablets in the United States provided 97 percent of our product sales in both the second quarter of 2000 and the first half of 2000. As is common in the pharmaceutical industry, our domestic sales are made to pharmaceutical wholesalers for further distribution through pharmacies to the ultimate consumers of our products. Recent sequential quarterly changes have ranged from a 20 percent increase from the third quarter of 1999 to the fourth quarter of 1999, a 10 percent decrease from the fourth quarter of 1999 to the first quarter of 2000, and a 32 percent increase from the first quarter of 2000 to the second quarter of 2000. Although we expect growth in Salagen Tablets sales, in part as a result of our expanded sales force, we do not expect the growth to continue at historic rates, due to competition from new products, and moderating growth in the Sjogren's syndrome portion of the market.

Promotion: Promotion revenue increased eight percent from $250,000 in the second quarter of 1999 to $269,874 in the second quarter of 2000, and increased 39 percent from $375,000 in the first half of 1999 to $519,874 in the first half of 2000. These results reflect promotion revenue from different product relationships between 1999 and 2000. In 1999, we concluded our promotion of INFeD(R) under an agreement with Schein Pharmaceutical, resulting in a minimum quarterly payment of $125,000 in the first quarter of 1999. In the second quarter of 1999, we began recognizing $250,000 per quarter for the promotion of Ridaura under an agreement with Connetics Corporation. We have not yet recognized revenue for two other products: Luxiq, which we promote under an agreement with Connetics Corporation, and Azulfidine EN-tabs, which we promote under an agreement with Pharmacia Corporation. The Ridaura and Luxiq agreements are expected to conclude in September 2000.

Licensing: Licensing revenue increased 52 percent from $1,037,067 in the second quarter of 1999 to $1,573,802 in the second quarter of 2000, and increased 22 percent from $1,908,783 in the first half of 1999 to $2,327,472 in the first half of 2000. Both increases reflect the recognition of $750,000 in income related to the license relationship with CIBA Vision initiated in the second quarter of 2000 for the development and commercialization of Salagen Tablets in Europe. This immediate recognition treatment is consistent with our accounting policy for irrevocable license payments. Under a pending accounting pronouncement, Staff Accounting Bulletin 101, accounting for this payment may require reversal, deferral and subsequent amortization over a yet to be estimated expected period of benefit. Implementation of this proposed accounting treatment has been deferred by the Securities and Exchange Commission until the fourth quarter of 2000.

The increases in licensing revenue during the first half of 2000 compared to the first half of 1999 also reflect an increase in royalties on technology from our former agricultural business, and a decrease in licensing revenue from Dainippon. Quarterly licensing payments from Dainippon, equal to $550,000 in the first and second quarter of 1999 and the first quarter of 2000, concluded with a $100,000 payment in the second quarter of 2000.

Future licensing revenues will likely fluctuate between years and from one quarter to another depending on the achievement of milestones by us or our partners, the level of recurring royalty generating activities, and the initiation of additional licensing relationships.


Costs and Expenses

Cost of sales: Cost of sales increased 54 percent from $254,681 in the second quarter of 1999 to $393,142 in the second quarter of 2000, and increased 24 percent from $562,559 in the first half of 1999 to $697,213 in the first half of 2000. The increases result from higher unit sales of Salagen Tablets during the first and second quarters of 2000. We believe that cost of sales as a percent of product sales should continue within its recent annual range of five to eight percent for our commercialized products.

Selling, general and administrative: Selling, general and administrative expenses increased 30 percent from $3,569,703 in the second quarter of 1999 to $4,639,718 in the second quarter of 2000, and increased 21 percent from $6,743,199 in the first half of 1999 to $8,160,302 in the first half of 2000. The increases result from the costs associated with the expansion of our U.S. based sales force by approximately two-thirds near the end of the first quarter of 2000.

Research and development: Research and development expense increased 27 percent from $1,746,720 in the second quarter of 1999 to $2,225,347 in the second quarter of 2000, and increased 26 percent from $3,207,625 in the first quarter of 1999 to $4,029,565 in the second half of 2000. The increases reflect higher costs for the development of irofulven. Enrollment in three Phase 2 clinical trials of irofulven sponsored by us began in 1998 and has increased throughout 1999 and 2000, and an additional Phase 2 trial of irofulven was initiated in 2000. These trials are designed to evaluate the efficacy and safety of irofulven for the treatment of patients with pancreatic, ovarian or prostrate cancer who are refractory to current therapies. In addition, we continue to provide clinical supplies of irofulven for clinical studies sponsored by the NCI. We intend to initiate a larger and more expansive pivotal trial program for irofulven near the end of 2000. Conduct of these studies is expected to substantially increase research and development costs in 2000 and beyond. Further, emerging data suggests multiple development paths may be warranted with irofulven. We expect research and development to increase significantly in the next few years as we pursue multiple development paths with irofulven and the development of the recently licensed anti-cancer technology from MethylGene Inc.

Tax expense: Our effective tax rate was 10 percent in the second quarter of 1999 and three percent in the second quarter of 2000, and 10 percent in the first half of 1999 and six percent in the first half of 2000. These tax rates refect a 10 percent foreign tax rate on Dainippon licensing payments and a two percent tax rate for alternative minimum tax.

In 1999, we had net income of $4,731,499. However, we have a history of losses, and as of December 31, 1999 we had an accumulated deficit of $69,096,849. Our ability to sustain profitable operations is uncertain, and therefore, we will continue to maintain a valuation allowance against this deferred tax asset.

Interest Income

Interest income increased 156 percent from $210,766 in the second quarter of 1999 to $539,680 in the second quarter of 2000, and increased 125 percent from $405,289 in the first half of 1999 to $912,526 in the first half of 2000. The increases are a result of a higher average amount of funds available for investment, due in part to the proceeds from the sale of stock in the second quarter of 2000, and an increase in the investment yield.

Net Income

Net income of $611,190 in the second quarter of 1999 compares to net income of $1,224,047 in the second quarter of 2000. Net income of $1,294,155 in the first half of 1999 compares to net income of $1,476,706 in the first half of 2000. The increases in net income are due to increases in revenues of 32 percent and 17 percent for the quarter and the first half, respectively, as compared to costs and expenses increasing 30 percent and 23 percent for the quarter and the first half, respectively. During the next several years, we intend to direct our efforts towards activities intended to grow long-term revenues, including expanded development of irofulven and other product candidates. Increased spending on these initiatives, including development of the recently licensed anti-cancer technology, will likely create net losses.

Liquidity and Capital Resources

At June 30, 2000, we had cash and investments of $43,833,094 and working capital of $45,284,788 compared with $24,150,573 and $23,239,905, respectively, at
December 31, 1999. For the six month period ended June 30, 2000, we received $16,448,138 in cash from the sale of 1 million shares in a second quarter follow-on stock offering, $3,897,171 in cash from issuance of shares under stock award plans, and $450,000 in cash as a deposit from one of our international partners. We used $681,854 of cash to fund our operating activities. We also purchased $358,793 in equipment and furniture, primarily related to the expansion of our commercial organization.

Cash in excess of current operating needs is invested in money market instruments in accordance with our investment policy. This policy emphasizes principal preservation, so it requires strong issuer credit ratings and limits the amount of credit exposure from any one issuer or industry. We believe we have sufficient cash and investments to fund our current operations through the end of 2001. However, substantial amounts of capital are required for pharmaceutical development and commercialization efforts. For continued development and commercialization of our product candidates and Salagen Tablets and the acquisition and development of additional product candidates, we plan to utilize cash provided from product sales, collaborative arrangements and existing liquid assets. We may also seek other sources of funding, including additional equity or debt issuances.

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


Item 3.
------

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

                                MGI PHARMA, INC.

                           PART II - OTHER INFORMATION



Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

The company held its Annual Meeting of Shareholders on May 9, 2000, and sufficient favorable votes were cast to approve all management proposals as follows:

         Election of management's entire slate of eight directors by the following vote tallies:
                                            For                   Withhold
                                            ---                   --------
         Charles N. Blitzer              12,298,958               1,294,068
         Andrew J. Ferrara               13,016,802                 576,224
         Joseph S. Frelinghuysen         13,025,458                 567,568
         Michael E. Hanson               13,044,212                 548,814
         Hugh E. Miller                  13,006,479                 586,547
         Timothy G. Rothwell             12,969,112                 623,914
         Lee J. Schroeder                13,007,179                 585,847
         Arthur Weaver                   13,023,179                 569,847

         Approval to amend the MGI PHARMA, INC. 1997 Stock Incentive Plan by a vote of 4,646,138 for, 2,552,444 against, 73,049 abstaining, and 6,321,405 broker nonvotes.

         Ratification of the independent auditors by a vote of 13,471,220 for, 80,996 against, 40,810 abstaining, and 0 broker nonvotes.

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


Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

(a)      LISTING OF EXHIBITS:


         10.1*        License, Research and Development Agreement, dated August
                      2, 2000, between the Company and MethylGene Inc.
         10.2         Stock Purchase Agreement, dated August 2, 2000, between
                      the Company and MethylGene Inc.
         27           Financial Data Schedule
         99           Cautionary Statements


(b)      REPORTS ON FORM 8-K

         There were no reports on Form 8-K filed during the three months ended June 30, 2000.

         * Pursuant to Rule 24-b of the Securities Exchange Act of 1934, as amended, confidential portions of Exhibit 10.1 have been deleted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             MGI PHARMA, INC.


Date: August 11, 2000                        By:  /s/ William C. Brown
                                                 ---------------------
                                             William C. Brown,
                                             Chief Financial Officer

                                MGI PHARMA, INC.

                          Quarterly Report on Form 10-Q
                                     for the
                           Quarter Ended June 30, 2000

                                  EXHIBIT INDEX
                                  -------------

        Exhibit
        Number                              Description
        -------                             -----------

        10.1* License, Research and Development Agreement, dated August 2, 2000, between the Company and MethylGene Inc.

        10.2 Stock Purchase Agreement, dated August 2, 2000, between the Company and MethylGene Inc.

          27          Financial Data Schedule

          99          Cautionary Statements





         * Pursuant to Rule 24-b of the Securities Exchange Act of 1934, as amended, confidential portions of Exhibit 10.1 have been deleted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment.