Form 10-Q
period 2000-09-30
MGI PHARMA INC
filed 2000-11-14
CIK 702131

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q


(Mark One)
 [X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2000
                               ------------------

                                       OR

 [ ]           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________ to ______________


Commission File Number:  0-10736
                         -------

                                MGI PHARMA, INC.
                                ----------------
             (Exact name of registrant as specified in its charter)

            Minnesota                                   41-1364647
 ---------------------------------       ---------------------------------------
   (State or other jurisdiction          (I.R.S. employer identification number)
 of incorporation or organization)

   6300 West Old Shakopee Road
            Suite 110
   Bloomington, Minnesota 55438                       (952) 346-4700
 ---------------------------------       ---------------------------------------
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
Yes    X    No
     -----      -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

   Common Stock, $.01 par value                     16,465,936 shares
 ---------------------------------       ---------------------------------------
             (Class)                        (Outstanding at November 10, 2000)

                                MGI PHARMA, INC.

                                 FORM 10-Q INDEX


                                                                                 Page
                                                                                Number
                                                                                ------
PART I.           FINANCIAL INFORMATION

     Item 1.   Financial Statements (Unaudited)

                         Balance Sheets - December 31, 1999
                         and September 30, 2000                                     3

                         Statements of Operations - Three Months and
                         Nine Months Ended September 30, 1999 and 2000              5

                         Statements of Cash Flows - Nine Months
                         Ended September 30, 1999 and 2000                          6

                         Notes to Financial Statements                              7

     Item 2.   Management's Discussion and Analysis of
                      Financial Condition and Results of Operations                13

     Item 3.   Quantitative and Qualitative Disclosure About
                      Market Risk                                                  17


PART II.          OTHER INFORMATION


     Item 4.   Submission of Matters to a Vote of Security                         18
                      Holders

     Item 5.   Other Information                                                   18

     Item 6.   Exhibits and Reports on Form 8-K                                    18



SIGNATURES                                                                         19

                         PART I - FINANCIAL INFORMATION



Item 1. Financial Statements
----------------------------

                                MGI PHARMA, INC.

                                 BALANCE SHEETS

                                   (unaudited)


                                               December 31,       September 30,
                                                   1999               2000
                                              --------------     --------------
ASSETS
------

Current assets:
  Cash and cash equivalents                   $   8,249,248       $  13,956,622
  Short-term investments                         15,901,325          23,690,885
  Receivables, less allowances of
    $128,771 and $147,320                         2,427,901           3,675,677
  Inventories                                       836,865           1,098,582
  Prepaid expenses                                  153,923             270,542
                                              -------------       -------------

     Total current assets                        27,569,262          42,692,308

Equipment and furniture, at cost
  less accumulated depreciation of
  $839,300 and $1,065,718                         1,027,482           1,286,607

Long-term investments                                  --             3,800,000

Other assets                                        376,992             448,479
                                              -------------       -------------

Total assets                                  $  28,973,736       $  48,227,394
                                              =============       =============

(Continued)

BALANCE SHEETS
(Unaudited)

                                               December 31,       September 30,
                                                   1999               2000
                                              --------------     --------------

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Current liabilities:
  Accounts payable                            $     964,242       $   1,045,157
  Accrued expenses                                2,853,794           5,384,703
  Deferred revenue                                  495,000                --
  Other current liabilities                          16,321             144,625
                                              -------------       -------------

     Total current liabilities                    4,329,357           6,574,485
                                              -------------       -------------

Noncurrent liabilities:
  Deposit payable                                      --             1,000,000
                                              -------------       -------------

     Total liabilities                            4,329,357           7,574,485
                                              -------------       -------------

Stockholders' equity:
  Preferred stock, 10,000,000
    authorized and unissued shares                     --                  --
  Common stock, $.01 par value,
    30,000,000 authorized shares,
    14,979,640 and 16,459,662
    issued shares                                   149,796             164,597
  Additional paid-in capital                     93,591,432         114,093,648
  Accumulated deficit                           (69,096,849)        (73,605,336)
                                              -------------       -------------

     Total stockholders' equity                  24,644,379          40,652,909
                                              -------------       -------------

Total liabilities and
  stockholders' equity                        $  28,973,736       $  48,227,394
                                              =============       =============

-------------------------------------

See accompanying notes to financial statements.

                                MGI PHARMA, INC.

                            STATEMENTS OF OPERATIONS

                                   (Unaudited)



                                              Three Months Ended              Nine Months Ended
                                                 September 30,                  September 30,
                                          ---------------------------    ---------------------------
                                              1999           2000            1999           2000
                                          ------------   ------------    ------------   ------------
Revenues:
  Sales                                   $  4,271,847   $  4,859,684    $ 13,528,969   $ 15,560,061
  Promotion                                    250,000        250,000         625,000        769,874
  Licensing                                  1,290,046      1,643,765       3,198,829      3,971,237
                                          ------------   ------------    ------------   ------------
                                             5,811,893      6,753,449      17,352,798     20,301,172
                                          ------------   ------------    ------------   ------------


Costs and Expenses:
  Cost of sales                                258,882        331,684         821,441      1,028,897
  Selling, general and administrative        2,923,887      4,466,957       9,667,086     12,627,259
  Research and development                   1,871,292      8,575,167       5,078,917     12,604,732
                                          ------------   ------------    ------------   ------------
                                             5,054,061     13,373,808      15,567,444     26,260,888
                                          ------------   ------------    ------------   ------------

Income (loss) before interest and taxes        757,832     (6,620,359)      1,785,354     (5,959,716)

Interest income                                270,403        686,703         675,692      1,599,229
                                          ------------   ------------    ------------   ------------

Income (loss) before taxes                   1,028,235     (5,933,656)      2,461,046     (4,360,487)

Provision for income taxes                      75,565         51,537         214,221        148,000
                                          ------------   ------------    ------------   ------------

Net income (loss)                         $    952,670   $ (5,985,193)   $  2,246,825   $ (4,508,487)
                                          ============   ============    ============   ============



Net income (loss) per common share:
           Basic                          $       0.06   $      (0.36)   $       0.15   $      (0.28)

           Assuming dilution              $       0.06   $      (0.36)   $       0.14   $      (0.28)


Weighted average number of
  common shares outstanding:
           Basic                            14,818,854     16,452,089      14,681,292     15,829,416

           Assuming dilution                15,732,835     16,452,089      15,586,710     15,829,416


----------------------------------------------------------

See accompanying notes to financial statements.

                                MGI PHARMA, INC.

                            STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                                      Nine Months Ended
                                                        September 30,
                                                -----------------------------
                                                    1999             2000
                                                ------------     ------------
OPERATING ACTIVITIES:
Net income (loss)                               $  2,246,825     ($ 4,508,487)
Adjustments for non-cash items:
  Depreciation                                       197,853          226,418
  Benefit plan contribution                          117,261          126,729
  Stock option acceleration                          162,953             --
  Other                                              110,951           10,000
Change in operating assets and liabilities:
  Receivables                                     (1,626,414)      (1,247,776)
  Inventories                                        243,420         (261,717)
  Prepaid expenses                                   116,643         (116,619)
  Accounts payable and accrued expenses             (110,116)       2,571,755
  Deferred revenue                                  (495,000)        (495,000)
  Other current liabilities                           44,570          128,304
                                                ------------     ------------

Net cash provided by (used in)
  operating activities                             1,008,946       (3,566,393)
                                                ------------     ------------

INVESTING ACTIVITIES:
  Purchase of investments                        (15,464,561)     (38,049,285)
  Maturity of investments                         12,391,166       26,459,725
  Purchase of equipment and furniture               (672,519)        (485,543)
  Payment on notes receivable                         56,999             --
  Other                                              (41,368)         (71,487)
                                                ------------     ------------

Net cash used in investing activities             (3,730,283)     (12,146,590)
                                                ------------     ------------

FINANCING ACTIVITIES:
  Proceeds from issuance of shares, net                 --         16,448,138
  Issuance of shares under stock
    plans                                          1,776,474        3,972,219
  Receipt of deposit payable                            --          1,000,000
                                                ------------     ------------
Net cash provided by financing
  activities                                       1,776,474       21,420,357
                                                ------------     ------------
Increase (decrease) in cash and
  cash equivalents                                  (944,863)       5,707,374

Cash and cash equivalents at
  beginning of period                              6,513,204        8,249,248
                                                ------------     ------------

Cash and cash equivalents at
  end of period                                 $  5,568,341     $ 13,956,622
                                                ============     ============

Supplemental disclosure of cash information:
  Cash paid for income taxes                    $    165,000     $    233,000

----------------------------------
See accompanying notes to financial statements.

                                MGI PHARMA, INC.

                          NOTES TO FINANCIAL STATEMENTS

                                   (Unaudited)

(1)      Basis of Presentation
         ---------------------

MGI PHARMA, INC. (MGI or the company) is an oncology focused pharmaceutical company. It acquires, develops and commercializes differentiated pharmaceutical products that meet patient needs. MGI focuses its sales efforts solely in the United States and collaborates with other pharmaceutical or biotechnology companies for its products in international markets.

The company promotes products directly to physicians in the United States using its own specialty sales force. These products include company-owned Salagen(R) Tablets (pilocarpine hydrochloride) and Didronel(R) I.V. Infusion (etidronate disodium), and a copromoted product, Azulfidine EN-tabs(R) (sulfasalazine delayed release tablets, USP Enteric-coated). Salagen Tablets are approved in the United States for two indications: symptoms of radiation-induced dry mouth in head and neck cancer patients, and the symptoms of dry mouth associated with Sjogren's syndrome, an autoimmune disease that damages the salivary glands. Sales of Salagen Tablets in the United States account for 97 percent of company product sales. Didronel I.V. Infusion is used to treat hypercalcemia (elevated blood calcium) in cancer patients. The copromoted product continues to be owned and distributed by the copromotion partner, so MGI would recognize promotion fee revenue, rather than product sales revenue, for this product. Outside the United States, MGI commercializes its products through various alliances, and has agreements with several international pharmaceutical companies to commercialize Salagen Tablets in Europe, Japan and Canada.

The company's current product development efforts include preclinical studies and clinical trials for irofulven, the lead product candidate in MGI's novel family of proprietary cancer therapy compounds called acylfulvenes. Exclusive rights in Japan to irofulven and the other acylfulvene analogs were granted to Dainippon under a development and commercialization agreement in 1995. The company is expanding its current research and development activities to include the product candidates licensed from MethylGene Inc. in August 2000. These activities include clinical trials of MG98, and the preclinical studies of small molecule DNA methyltransferase inhibitors. The company also provides ongoing clinical support of Salagen Tablets.

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

(2)      New Accounting Pronouncement
         ----------------------------

Staff Accounting Bulleting No. 101 ("SAB 101"), as amended, summarizes certain views of the SEC staff in applying generally accepted accounting principles to revenue recognition in financial statements. This bulletin would alter the revenue recognition stream with respect to certain strategic arrangements - certain payments would be initially capitalized or deferred, then amortized over a period of time. Implementation of SAB 101 is required for the company in the quarter beginning October 1, 2000, with any effect retroactive to January 1, 2000.

In October 2000, the SEC staff provided additional guidance with respect to SAB 101 in which it recognized the "many research and development arrangements in the pharmaceutical and biotechnology industries are more complicated and contain multiple elements". It further indicated that the SEC staff has requested that the Emerging Issues Task Force ("EITF") of the Financial Accounting Standards Board address the accounting for such multiple-element contracts. The company has continued to recognize irrevocable payments under license, research and development arrangements as the factors underlying such payments that cause them to be payable/receivable. Under pending guidance from the EITF, accounting for such payments may require reversal, capitalization or deferral, and subsequent amortization over a period of time. Please refer to footnote No. 11, Licensing Arrangements, for more information.

(3)      Income (Loss) Per Common Share
         ------------------------------

Income (loss) per share for the three month and nine month periods ended September 30, 1999 and 2000 are summarized in the following table:


Three Months Ended                          1999                                       2000
September 30                -------------------------------------    --------------------------------------
                                                           Per            Net                         Per
                                 Net                      Share         Income                       Share
                               Income        Shares       Amount        (Loss)         Shares       Amount
                               ------        ------       ------        ------         ------       ------
Basic                       $   952,670    14,818,854    $   0.06    ($5,985,193)    16,452,089    ($  0.36)
Effect of
  dilutive stock options           --         913,981    $   0.00           --             --      $   0.00
                            -----------    ----------    --------    -----------     ----------    --------

Assuming dilution           $   952,670    15,732,835    $   0.06    ($5,985,193)    16,452,089    ($  0.36)



Nine Months Ended                           1999                                       2000
September 30                -------------------------------------    --------------------------------------
                                                           Per            Net                         Per
                                 Net                      Share         Income                       Share
                               Income        Shares       Amount        (Loss)         Shares       Amount
                               ------        ------       ------        ------         ------       ------
Basic                       $ 2,246,825    14,681,292    $   0.15    ($4,508,487)    15,829,416    ($  0.28)
Effect of
  dilutive stock options           --         905,418    ($  0.01)          --             --      $   0.00
                            -----------    ----------    --------    -----------     ----------    --------

Assuming dilution           $ 2,246,825    15,586,710    $   0.14    ($4,508,487)    15,829,416    ($  0.28)

(4)      Short-Term Investments
         ----------------------

Because the company has the intent and ability to hold its investments to maturity, they are considered held-to-maturity investments. As such, they are stated at amortized cost, which approximates estimated fair value. Held-to-maturity investments at December 31, 1999 and September 30, 2000 are summarized in the following table:

                               1999           2000
                           -----------    -----------
Commercial paper           $10,747,279    $18,253,277
Certificates of deposit      3,116,817      5,437,608
Corporate notes              2,037,229           --
                           -----------    -----------
                           $15,901,325    $23,690,885
                           ===========    ===========

(5)      Inventories
         -----------

Inventories at December 31, 1999 and September 30, 2000 are summarized as follows:

                                 1999          2000
                              ----------    ----------
Raw materials and supplies    $  160,744    $  296,350
Work in process                  153,447       479,650
Finished products                522,674       322,582
                              ----------    ----------
                              $  836,865    $1,098,582
                              ==========    ==========

Inventories are stated at the lower of cost or market. Cost is determined on a first-in, first-out basis.

(6)      Accrued Expenses
         ----------------

Accrued expenses at December 31, 1999 and September 30, 2000 are summarized in the following table:

                                      1999          2000
                                   ----------    ----------
Product development commitments    $  860,981    $3,417,222
Bonuses                               467,820       516,066
Product return accrual                342,648       484,917
Other accrued expenses              1,182,345       966,498
                                   ----------    ----------
                                   $2,853,794    $5,384,703
                                   ==========    ==========

(7)      Promotion Revenue
         -----------------

In March 1999, MGI and Schein Pharmaceutical, Inc. concluded their agreement for the promotion of INFeD(R) (iron dextran injection). MGI recognized a minimum quarterly promotion fee of $125,000 in the first quarter of 1999, and smaller promotion fees in subsequent quarters.

In April 1999, MGI entered into promotion agreements with Connetics Corporation for the promotion of Ridaura(R) (auranofin) and Luxiq(TM) (betamethasone valerate) Foam, 0.12%. Under the terms of the agreements, MGI promoted Ridaura and Luxiq to the rheumatology market in the United States. For Ridaura, MGI received $250,000 per quarter for making a specified number of sales calls. For Luxiq,

MGI received a split of product contribution from Connetics Corporation's sales of Luxiq in the rheumatology market. The Ridaura and Luxiq agreements concluded in September 2000.

In September 1999, MGI began promoting Azulfidine EN-tabs(R) (sulfasalazine delayed release tablets, USP Enteric-coated) on behalf of the Pharmacia Corporation (Pharmacia) to the rheumatology market in the United States. MGI will earn promotion revenue based on its ability to increase Pharmacia's sales of Azulfidine EN-tabs(R). The Azulfidine EN-tabs(R) co-promotion agreement has an initial term through June 30, 2003.

(8)      Stock Incentive Plans
         ---------------------

Under stock incentive plans, designated persons (including officers, directors, employees and consultants) are granted rights to acquire company common stock. These rights include stock options and other equity rights.

At September 30, 2000, 4,119,399 shares of common stock remain reserved for issuance, of which 1,820,608 remain available for grant. Options to purchase 2,298,791 shares of common stock were outstanding, of which 1,004,861 were exercisable. Options outstanding had a weighted average exercise price of $11.29 per share.

(9)      Stockholders' Equity
         --------------------

Changes in selected stockholders' equity accounts for the nine months ended September 30, 2000 were as follows:


                                        Common Stock              Additional
                                 ----------------------------      paid-in
                                    Shares        Par value        capital
                                 ------------    ------------    ------------
Balance at December 31, 1999       14,979,640    $    149,796    $ 93,591,432
Issuance of shares                  1,000,000          10,000      16,438,138
Exercise of stock options             469,761           4,698       3,870,508
Employee retirement savings
  plan contribution                      --              --            86,660
Employee stock purchase plan            9,711              97          96,916
Other issuance                            550               6           9,994
                                 ------------    ------------    ------------
Balance at September 30, 2000      16,459,662    $    164,597    $114,093,648
                                 ============    ============    ============


In the second quarter of 2000, the company completed a sale of 1,000,000 newly issued shares of common stock at $18 per share. The net proceeds, after fees and expenses, were approximately $16.4 million.

On July 25, 2000, the company filed a shelf registration with the Securities and Exchange Commission to sell three million common shares. Under a shelf registration, the company may sell securities from time to time in one or more separate offerings in amounts, at prices and on terms to be determined at the time of sale.

(10)     Commitments
         -----------

The company leases office space and computer software under noncancellable lease agreements that contain renewal options and require the company to pay operating costs, including property taxes, insurance and maintenance. Future minimum lease payments for this lease agreement are as follows:


Remainder of 2000             $   91,000
2001                             441,000
2002                             448,000
2003                             455,000
2004                             455,000
Thereafter                       265,000
                              -----------
                              $2,155,000
                              ===========


(11)     Licensing Arrangements
         ----------------------

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

In the second quarter of 2000, MGI recognized $750,000 of licensing income related to the license agreement with CIBA Vision. This immediate recognition treatment is consistent with MGI's accounting policy for irrevocable license payments. Under SAB 101, accounting for this payment may require reversal, deferral and subsequent amortization over a yet to be estimated expected period of benefit.

In the third quarter of 2000, MGI recognized a milestone payment of $830,000 from Kissei related to the development of Salagen Tablets in Japan. This transaction may also be subject to reversal, deferral and subsequent amortization over a yet to be estimated expected period of benefit under SAB 101.

In August 2000, MGI entered into license, research and development and stock purchase agreements with MethylGene Inc. ("MethylGene"). Under the agreements, MethylGene granted MGI an exclusive, royalty-bearing license to develop and commercialize MG98 in North America for all therapeutic indications. The agreement also included similar rights to small molecule inhibitors of DNA methyltransferase (DNA MeTase Inhibitors) for oncology and rheumatology indications. MGI agreed to make initial payments to MethylGene aggregating $5.7 million, purchased a minority interest in MethylGene for $3.8 million, agreed to make milestone payments for both MG98 and the first DNA MeTase Inhibitors that achieve such development milestones, agreed to purchase up to $6 million of research services from MethylGene, and agreed to make an additional purchase of MethlyGene shares for $3.0 million by March 31, 2001. MGI also agreed to pay royalties on annual net sales revenue related to MG98 and DNA MeTase. Unless earlier terminated by the parties, the term of the agreement in each country extends until the later of: (a) the expiration of the last-to-expire patent MGI has licensed; or (b) ten years from the first commercial sale of any licensed product.

(12)     Subsequent Events
         -----------------

In October 2000, MGI entered into a purchase agreement with MedImmune, Inc for HEXALEN(R) (altretamine). HEXALEN is approved for the treatment of refractory ovarian cancer. Closing and transfer of full product rights to MGI are expected to occur by early 2001. The fixed portion of the purchase price of $7.2 million will be paid evenly over 18 months beginning with the closing date. Since Hexalen is an approved, commercialized product, this fixed purchase price will be deferred as a long-term asset and amortized over the six year estimated period of benefit. Royalties will be due on quarterly net sales for a period of ten years.

Item 2.
-------

Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

MGI PHARMA, INC. (we, us or our) is an oncology focused pharmaceutical company. We acquire, develop and commercialize differentiated pharmaceutical products that meet patient needs. We focus our sales efforts solely in the United States and create alliances with other pharmaceutical or biotechnology companies for our products in other countries.

We promote products directly to physicians in the United States using our own specialty sales force. These products include our Salagen(R) Tablets (pilocarpine hydrochloride) and Didronel(R) I.V. Infusion (etidronate disodium), and one co-promoted product, Azulfidine EN-tabs(R) (sulfasalazine delayed release tablets). Salagen Tablets are approved in the United States for two indications: symptoms of radiation-induced dry mouth in head and neck cancer patients, and the symptoms of dry mouth associated with Sjogren's syndrome, an autoimmune disease that damages the salivary glands. Sales of Salagen Tablets in the United States accounted for 97 percent of our product sales during 1999. Didronel I.V. Infusion is used to treat hypercalcemia (elevated blood calcium) in cancer patients. Our co-promoted product continues to be owned and distributed by the co-promotion partner, so we would recognize promotion fee revenue, rather than product sales revenue, for this product. We began our co-promotion relationship in 1999 for Azulfidine EN-tabs for the treatment of rheumatoid arthritis. Outside the United States, we commercialize our products through various alliances from which we recognize licensing revenues, and have agreements with several international pharmaceutical companies to develop and commercialize Salagen Tablets in Europe, Canada and Japan. Exclusive rights in Japan to irofulven and the other acylfulvene analogs were granted to Dainippon under a development and commercialization agreement in 1995. We rely on third-parties to manufacture our commercialized and development stage products.

Our current product development efforts include preclinical studies and clinical trials for irofulven, the lead product candidate in our novel family of proprietary cancer therapy compounds called the acylfulvenes. We are expanding our current research and development activities to include the technologies licensed from MethylGene Inc. in August 2000, resulting in $5,700,000 in expense in the third quarter of 2000. Our financial obligations include funding for clinical trials of MG98, preclinical studies of small molecule inhibitors of DNA methyltransferase (DNA MeTase inhibitors), certain milestone payments and equity investments in MethylGene. We also provide ongoing clinical support of Salagen Tablets.

Results of Operations

Periods Ended September 30, 2000 Compared to Periods Ended September 30, 1999

Revenues

Sales: Total sales revenue increased 14 percent from $4,271,847 in the third quarter of 1999 to $4,859,684 in the third quarter of 2000, and increased 15 percent from $13,528,969 in the first nine months of 1999 to $15,560,061 in the first nine months of 2000. The increases in sales revenue result from higher unit sales derived from an increase in demand for Salagen Tablets, as well as increases in the price of Salagen Tablets.

Sales of Salagen Tablets in the United States provided 97 percent of our product sales in the first nine months of 2000. As is common in the pharmaceutical industry, our domestic sales are made to pharmaceutical wholesalers for further distribution through pharmacies to the ultimate consumers of our products. Recent sequential quarterly changes have ranged from a 10 percent decrease from the fourth quarter of 1999 to the first quarter of 2000, a 32 percent increase from the first quarter of 2000 to the second quarter of 2000, and a 21 percent decrease from the second quarter of 2000 to the third quarter of 2000. Greater than typical fluctuations in quarterly sales of Salagen Tablets have resulted from wholesalers increasing their inventory levels in advance of the 1999 year-end for apparent year 2000 concerns and in the 2000 second quarter in advance of a price increase. Growth in sales of Salagen Tablets is moderating due primarily to competition from new products and moderating growth in the Sjogren's syndrome portion of the market.

Promotion: Promotion revenue was unchanged from the third quarter of 1999 to the third quarter of 2000, but increased 23 percent from $625,000 in the first nine months of 1999 to $769,874 in the first nine months of 2000. These results reflect promotion revenue from different product relationships between 1999 and 2000. In 1999, we concluded our promotion of INFeD(R) under an agreement with Schein Pharmaceutical, resulting in a minimum quarterly payment of $125,000 in the first quarter of 1999. In the second quarter of 1999, we began recognizing $250,000 per quarter for the promotion of Ridaura under an agreement with Connetics Corporation. The co-promotion agreements with Connectics Corporation concluded in September 2000. For future periods, promotion revenue is not expected until sales of Azulfidine EN-tabs, which we promote under an agreement with Pharmacia Corporation, grow approximately one-third above current levels.

Licensing: Licensing revenue increased 27 percent from $1,290,046 in the third quarter of 1999 to $1,643,765 in the third quarter of 2000, and increased 24 percent from $3,198,829 in the first nine months of 1999 to $3,971,237 in the first nine months of 2000. Both increases reflect the recognition of a $830,000 milestone payment from Kissei related to the development of Salagen Tablets in Japan. The increase in the nine month period also reflects $750,000 in income related to the license relationship with CIBA Vision initiated in the second quarter of 2000 for marketing Salagen Tablets in Europe. This immediate recognition treatment for both of these payments is consistent with our accounting policy for irrevocable license payments.

Staff Accounting Bulleting No. 101 ("SAB 101"), as amended, summarizes certain views of the SEC staff in applying generally accepted accounting principles to revenue recognition in financial statements. This bulletin would alter the revenue recognition stream with respect to certain strategic arrangements - certain payments would be initially capitalized or deferred, then amortized over a period of time. Implementation of SAB 101 is required for the company in the quarter beginning October 1, 2000, with any effect retroactive to January 1, 2000.

In October 2000, the SEC staff provided additional guidance with respect to SAB 101 in which it recognized the "many research and development arrangements in the pharmaceutical and biotechnology industries are more complicated and contain multiple elements". It further indicated that the SEC staff has requested that the Emerging Issues Task Force ("EITF") of the Financial Accounting Standards Board address the accounting for such multiple-element contracts. The company has continued to recognize irrevocable payments under license, research and development arrangements as the factors underlying such payments that cause them to be payable/receivable. Under pending guidance from the EITF, accounting for such payments may require reversal, capitalization or deferral, and subsequent amortization over a period of time.

The increases in licensing revenue during the first nine months of 2000 compared to the first nine months of 1999 also reflect an increase in royalties on technology from our former agricultural business, less a decrease in licensing revenue from Dainippon. Quarterly licensing payments from Dainippon, equal to $550,000 in the first three quarters of 1999 and the first quarter of 2000, concluded with a $100,000 payment in the second quarter of 2000.

Future licensing revenues will likely fluctuate between years and from one quarter to another depending on the achievement of milestones by us or our partners, the level of recurring royalty generating activities, and the initiation of additional licensing relationships.

Costs and Expenses

Cost of sales: Cost of sales as a percent of sales was six percent for the three month and nine month periods ended September 30, 1999, and seven percent for the three month and nine month periods ended September 30, 2000. The increases result from a slight increase in production costs for our products. We believe that future cost of sales as a percent of product sales for our currently marketed products could range up to ten percent, as a result of increasing costs and change in the product mix.

Selling, general and administrative: Selling, general and administrative expenses increased 53 percent from $2,923,887 in the third quarter of 1999 to $4,466,957 in the third quarter of 2000, and increased 31 percent from $9,667,086 in the first nine months of 1999 to $12,627,259 in the first nine months of 2000. The increases resulted from the costs associated with the expansion of our U.S. based sales force by approximately two-thirds near the end of the first quarter of 2000. Increases in selling, general and administrative expense are expected in 2001, primarily to support significant planned increases in the scale of our in-house research and development activities.

Research and development: Research and development expense more than doubled from $1,871,292 in the third quarter of 1999 to $8,575,167 in the third quarter of 2000, and increased 148 percent from $5,078,917 in the first nine months of 1999 to $12,604,732 in the first nine months of 2000. Both increases reflect $5,700,000 in expense related to the license, research and development agreement with MethylGene Inc. The increases also reflect expanded development of irofulven. Enrollment in three Phase 2 clinical trials of irofulven sponsored by us began in 1998 and has increased throughout 1999 and 2000. Two additional Phase 1 trials and two additional Phase 2 trials of irofulven were initiated in 2000. These trials are designed to evaluate the efficacy and safety of irofulven for the treatment of patients with pancreatic, ovarian or prostrate cancer who are refractory to current therapies. In addition, we continue to provide clinical supplies of irofulven for clinical trials sponsored by the NCI. We intend to initiate a larger and more expansive pivotal Phase 3 trial program for irofulven near the end of 2000. Conduct of these studies is expected to substantially increase research and development costs. Further, emerging data suggests multiple development paths may be warranted with irofulven. We expect research and development to increase significantly in the next few years as we pursue multiple development paths with irofulven and the development of the recently licensed anti-cancer technology from MethylGene Inc, which includes MG98 and the small molecule DNA methyltransferase inhibitor program.

Tax expense: Our effective tax rate was seven percent in the third quarter of 1999 and nine percent in the first nine months of 1999. These tax rates reflect a 10 percent foreign tax rate on Dainippon licensing payments and a two percent tax rate for alternative minimum tax. The tax amounts for 2000 reflect the 10 percent foreign tax rate on licensing payments.

In 1999, we had net income of $4,731,499. However, we have a loss of $4,508,487 for the first nine months of 2000, and as of September 30, 2000 we had an accumulated deficit of $73,605,336. Our ability to sustain profitable operations is likely dependent upon the successful launch of our first significant oncology product, and therefore, we will continue to maintain a valuation allowance against our deferred tax asset.

Interest Income

Interest income increased 154 percent from $270,403 in the third quarter of 1999 to $686,703 in the third quarter of 2000, and increased 137 percent from $675,962 in the first nine months of 1999 to $1,599,229 in the first nine months of 2000. The increases are a result of a higher average amount of funds available for investment, due in part to the proceeds from the sale of stock in the second quarter of 2000, and an increase in the investment yield.

Net Income (Loss)

Net income of $952,670 in the third quarter of 1999 compares to a net loss of $5,985,193 in the third quarter of 2000. Net income of $2,246,825 in the first nine months of 1999 compares to a net loss of $4,508,487 in the first nine months of 2000. The decreases in net income are due to costs and expenses increasing 165 percent for the quarter and 69 percent for the first nine months, with smaller revenue increases of 16 percent for the quarter and 17 percent for the first nine months. During the next several years, we intend to direct our efforts towards activities intended to grow long-term revenues, including expanded development of irofulven and other product candidates. Increased spending on these initiatives, including development of the recently licensed anti-cancer technology from MethlyGene, will likely create net losses.

Liquidity and Capital Resources

At September 30, 2000, we had cash and short-term investments of $37,647,507 and working capital of $36,117,823 compared with $24,150,573 and $23,239,905, respectively, at December 31, 1999. For the nine month period ended September 30, 2000, we received $16,448,138 in cash from the sale of one million shares in a second quarter follow-on stock offering, $3,972,219 in cash from issuance of shares under stock award plans, and $1,000,000 in cash as a deposit from one of our international partners. We used $3,566,393 of cash to fund our operating activities. We also purchased $485,543 in equipment and furniture, primarily related to the expansion of our commercial organization.

Significant cash payments in the fourth quarter of 2000 are expected to include $1,175,000 to MethylGene related to technology acquisition. Substantial amounts of capital are required for pharmaceutical development and commercialization efforts. For continued development and commercialization of our product candidates and Salagen Tablets and the acquisition and development of additional product candidates, we plan to utilize cash provided from product sales, collaborative arrangements and existing liquid assets. We may also seek other sources of funding, including additional equity or debt issuances. We filed a shelf registration with the Securities and Exchange Commission in July 2000 to sell three million common shares. Under a shelf registration, we may sell securities from time to time in one or more separate offerings in amounts, at prices and on terms to be determined at the time of sale.

Cautionary Statement

This Form 10-Q contains forward-looking statements within the meaning of federal securities laws that may include statements regarding intent, belief or current expectations of the company and its management. These forward-looking statements are not guarantees of future performance and involve a number of risks and uncertainties that may cause the company's actual results to differ materially from the results discussed in these statements. Factors that might affect our results include, but are not limited to the ability of irofulven, or our other product candidates, to be proven safe and effective in humans and to ultimately compete successfully with other therapies, continued sales of Salagen(R) Tablets, development or acquisition of additional products, reliance on contract manufacturing, changes in strategic alliances, and other risks and uncertainties detailed from time to time in the company's filings with the Securities and Exchange Commission, including Exhibit 99 to this Form 10-Q. We do not intend to update any of the forward-looking statements after the date of this Form 10-Q to conform them to actual results.

Item 3.
-------

Quantitative and Qualitative Disclosures About Market Risk

Our operations are not subject to risks of material foreign currency fluctuations, nor do we use derivative financial instruments in our investment practices. We place our short-term investments in instruments that meet high credit quality standards, as specified in our investment policy guidelines. We do not expect material losses with respect to our investment portfolio or exposure to market risks associated with interest rates.

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


Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

(a)      LISTING OF EXHIBITS:


         10.1*        HEXALEN(R) (altretamine) Asset Purchase Agreement, dated
                      October 26, 2000, between the Company and MedImmune
                      Oncology, Inc.
         27           Financial Data Schedule
         99           Cautionary Statements


(b)      REPORTS ON FORM 8-K

         The company filed a report on Form 8-K on July 25, 2000, to report under Item 5, and in a press release filed as an exhibit thereto, its earnings for the second quarter of 2000.


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


                                             MGI PHARMA, INC.


Date: November 13, 2000                      By:    /s/ William C. Brown
                                                 -------------------------------
                                             William C. Brown,
                                             Chief Financial Officer

                                MGI PHARMA, INC.

                          Quarterly Report on Form 10-Q
                                     for the
                        Quarter Ended September 30, 2000

                                  EXHIBIT INDEX
                                  -------------

        Exhibit
        Number                    Description
        ------                    -----------

        10.1* HEXALEN(R) (altretamine) Asset Purchase Agreement, dated October 26, 2000, between the Company and MedImmune Oncology, Inc.

          27              Financial Data Schedule

          99              Cautionary Statements







     * Pursuant to Rule 24-b of the Securities Exchange Act of 1934, as amended, confidential portions of Exhibit 10.1 have been deleted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment.