Form 10-K405/A
period 1999-12-31
MGI PHARMA INC
filed 2001-02-14
CIK 702131

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-K/A-2
                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1999          Commission File No. 0-10736
-------------------------------------------          ---------------------------

                                MGI PHARMA, INC.
             (Exact name of Registrant as specified in its charter)

                  Minnesota                                41-1364647
---------------------------------------------       ----------------------------
(State or other jurisdiction of incorporation            (I.R.S. Employer
or organization)                                        Identification No.)

       6300 West Old Shakopee Road, Suite 110
       Bloomington, Minnesota                                  55438
---------------------------------------------       ----------------------------
(Address of principal executive offices)                    (Zip Code)

Registrant's telephone number, including area code:  952/346/4700

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

                          AMENDMENT NO. 2 TO FORM 10-K

On March 24, 2000, MGI PHARMA, Inc. (the "Company") filed its Annual Report on Form 10-K for the fiscal year ended December 31, 1999. On March 31, 2000, the Company filed Amendment No. 1 to its Form 10-K to correct the omission on the cover page of the Form 10-K of the aggregate market value of voting stock held by non-affiliates of the Company. The sole purpose of this Amendment No. 2 to the Form 10-K is to file an additional Exhibit 10.26.

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

                                                           Section Reference
                                                              in the Annual
(a) 1.    Financial Statements                           Report to Shareholders
          --------------------                           ----------------------
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

                                                              Page in this
2.        Financial Statement Schedules                       Annual Report
          -----------------------------                       -------------
          Independent Auditors' Report on                     30
          Financial Statement Schedule

          Schedule II - Valuation and Qualifying              30
          Accounts

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

*10.7 1999 Nonemployee Director Stock Option Plan (Incorporated by reference to the Company's Annual Report on Form 10-K previously filed for the year ended December 31, 1999).

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

*10.18 Termination Agreement, dated as of September 14, 1999, with William C. Brown (Incorporated by reference to the Company's Annual Report on Form 10-K previously filed for the year ended December 31, 1999).

*10.19 Termination Agreement, dated as of September 27, 1999, with Leon O. Moulder, Jr. (Incorporated by reference to the Company's Annual Report on Form 10-K previously filed for the year ended December 31, 1999).

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

**10.26 License Agreement, dated December 14, 1994, between the Company and Kissei Pharmaceutical Co., Ltd.

13 1999 Annual Report to Shareholders (Incorporated by reference to the Company's Annual Report on Form 10-K previously filed for the year ended December 31, 1999).

23 Consent of KPMG LLP (Incorporated by reference to the Company's Annual Report on Form 10-K previously filed for the year ended December 31,
          1999).

24 Power of Attorney (Incorporated by reference to the Company's Annual Report on Form 10-K previously filed for the year ended December 31,
          1999).

27 Financial Data Schedule (Incorporated by reference to the Company's Annual Report on Form 10-K previously filed for the year ended December 31, 1999).

99 Cautionary Statements under the Private Securities Litigation Reform Act of 1995 (Incorporated by reference to the Company's Annual Report on Form 10-K previously filed for the year ended December 31, 1999).

* Items that are management contracts or compensatory plans or arrangements required to be filed as an exhibit pursuant to Item 14(c) of this Form 10-K.

** Pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended, confidential portions of Exhibits 10.14, 10.17, 10.21, 10.25 and 10.26 have been deleted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment.

(b)  Reports on Form 8-K
     -------------------

     The Company filed no reports on Form 8-K during the quarter ended December 31, 1999.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to its annual report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  February 14, 2001              MGI PHARMA, INC.


                                       By  /s/ Charles N. Blitzer
                                           ---------------------
                                           Charles N. Blitzer, President, Chief
                                           Executive Officer and Director

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

*10.7 1999 Nonemployee Director Stock Option Plan (Incorporated by reference to the Company's Annual Report on Form 10-K previously filed for the year ended December 31, 1999).

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

*10.18 Termination Agreement, dated as of September 14, 1999, with William C. Brown (Incorporated by reference to the Company's Annual Report on Form 10-K previously filed for the year ended December 31, 1999).

*10.19 Termination Agreement, dated as of September 27, 1999, with Leon O. Moulder, Jr. (Incorporated by reference to the Company's Annual Report on Form 10-K previously filed for the year ended December 31, 1999).

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

**10.26 License Agreement, dated December 14, 1994, between the Company and Kissei Pharmaceutical Co., Ltd.

13 1999 Annual Report to Shareholders (Incorporated by reference to the Company's Annual Report on Form 10-K previously filed for the year ended December 31, 1999).

23 Consent of KPMG LLP (Incorporated by reference to the Company's Annual Report on Form 10-K previously filed for the year ended December 31,
          1999).

24 Power of Attorney (Incorporated by reference to the Company's Annual Report on Form 10-K previously filed for the year ended December 31,
          1999).

27 Financial Data Schedule (Incorporated by reference to the Company's Annual Report on Form 10-K previously filed for the year ended December 31, 1999).

99 Cautionary Statements under the Private Securities Litigation Reform Act of 1995 (Incorporated by reference to the Company's Annual Report on Form 10-K previously filed for the year ended December 31, 1999).

* Items that are management contracts or compensatory plans or arrangements required to be filed as an exhibit pursuant to Item 14(c) of this Form 10-K.

** Pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended, confidential portions of Exhibits 10.14, 10.17, 10.21, 10.25 and 10.26 have been deleted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment.