Form 10-K405
period 2000-12-31
MGI PHARMA INC
filed 2001-03-22
CIK 702131

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2000          Commission File No. 0-10736
-------------------------------------------          ---------------------------

                                MGI PHARMA, INC.
             (Exact name of Registrant as specified in its charter)


           Minnesota                                     41-1364647
----------------------------------------    ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

6300 West Old Shakopee Road, Suite 110
Bloomington, Minnesota                                      55438
----------------------------------------    ------------------------------------
(Address of principal executive offices)                  Zip Code)


Registrant's telephone number, including area code:              952/346-4700

Securities registered pursuant to Section 12(b) of the Act:      None

Securities registered pursuant to Section 12(g) of the Act       Common Stock,
                                                                 $.01 par value

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         The aggregate market value of voting stock held by non-affiliates of the Registrant as of March 14, 2001 was approximately $160,301,167 (based on the closing price of such stock as reported by the Nasdaq National Market on such date).

         The number of shares outstanding of each of the Registrant's classes of common stock, as of March 14, 2001, was: Common Stock, $.01 par value; 16,553,489 shares.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Pursuant to General Instruction G the responses to Items 10, 11, 12 and 13 of Part III of this report are incorporated herein by reference to certain information contained in the Registrant's definitive Proxy Statement for its 2001 Annual Meeting of Shareholders to be held on May 8, 2001.

                                     PART I

This Form 10-K contains forward-looking statements within the meaning of federal securities laws that may include statements regarding intent, belief or current expectations of the Company and its management. These forward-looking statements are not guarantees of future performance and involve a number of risks and uncertainties that may cause the Company's actual results to differ materially from the results discussed in these statements. Risks and uncertainties that might affect our results are detailed from time to time in the Company's filings with the Securities and Exchange Commission, including in Exhibit 99 to this Form 10-K. The Company does not intend to update any of the forward-looking statements after the date of this Form 10-K to conform them to actual results.

Item 1. Business

Overview

We are an oncology-focused pharmaceutical company that acquires, develops and commercializes proprietary pharmaceutical products that meet patient needs. It is our goal to become a leader in oncology through application of our two core competencies of oncology sales and marketing and product development applied toward a balanced oncology portfolio.

We currently market four cancer-related products in the United States using our 50-person specialty sales organization. We focus our sales efforts solely within the United States, where we have retained all product rights to both our currently marketed products and our products currently under development. We create alliances with other pharmaceutical or biotechnology companies for the sales and marketing of our products in other countries. Currently, we market our primary commercial product, Salagen(R) Tablets, in the United States to oncologists as a treatment for the symptoms of radiation-induced xerostomia, commonly known as chronic dry mouth, in head and neck cancer patients and to rheumatologists as a treatment for the xerostomia associated with the autoimmune disease Sjogren's syndrome. Historically, the cash flow generated from the sale of Salagen Tablets has been our primary source of funding for our product development activities, as sales of Salagen Tablets accounted for approximately 96 percent of our $21.3 million of product sales in 2000. We also sell Didronel(R) I.V. Infusion, which is approved for the treatment of elevated blood calcium in late-stage cancer patients. In December 2000, we expanded the breadth of our marketed product portfolio as we began distributing Hexalen(R) Capsules, a second-line chemotherapy for ovarian cancer patients who are refractory, that is, unresponsive to existing cancer therapies. In March 2001 we began direct promotion, or face-to-face sales calls, of Hexalen Capsules and Mylocel(TM) Tablets, a treatment for certain malignancies. With these recent product additions, our specialty sales organization has a wide array of products to market to the majority of the oncologist universe, including radiation oncologists, medical oncologists and hematology oncologists.

Our current product development efforts include a series of clinical trials of irofulven, the lead cancer therapy product candidate from our proprietary family of compounds, called acylfulvenes. Irofulven is currently being tested for the treatment of over eight types of cancers in ten clinical trials. Based on our analysis of results from our Phase 2 trials of irofulven, we believe that irofulven is well tolerated for a chemotherapeutic and active as an anti-cancer agent for the treatment of pancreatic, ovarian, and prostate cancers. Phase 2 trials are also ongoing or planned for a wide range of malignancies, including liver, breast, brain, sarcoma, and endometrial cancers. Irofulven has demonstrated promising results in treating several cancers that are resistant to first-line chemotherapy. Trials in refractory cancer patients are the usual way to begin development of new chemotherapy agents, followed by trials comparing the activity of the then current first-line therapy to the new chemotherapy agent. If the new chemotherapy agent establishes improved safety and efficacy it will become the new first-line therapy.

In February 2001, we initiated a Phase 3 clinical trial of irofulven in patients with advanced-stage pancreatic cancer that is expected to lead to the filing of a new drug application in the first half of 2003. Pancreatic cancer is the fifth most common cause of cancer-related death in the United States with approximately 28,300 new cases diagnosed in the United States each year, out of an estimated 170,000 new cases worldwide. The death rates for pancreatic cancer are virtually equal to the incidence rates. Less than 20 percent of patients with cancer of the pancreas will survive one full year following diagnosis, while only four percent of patients are expected to survive for five years after their initial diagnosis. The current treatment protocol for pancreatic cancer includes chemotherapy with the first-line agent gemcitabine (Gemzar(R)). After the tumor becomes refractory to Gemzar, the patient is then given a second-line chemotherapy agent, such as 5-fluorouracil (5-FU). Current statistics show that patients receiving Gemzar or 5-FU as first-line therapy are expected to live only five to seven months on average. After the tumor becomes refractory to Gemzar or 5-FU, patients are expected to live less than three months. Results from our completed Phase 2 trial of irofulven in pancreatic cancer patients demonstrated that irofulven has the ability to extend the length of survival for patients where the tumor has become refractory to Gemzar. Our Phase 3 trial of irofulven in pancreatic cancer will be a randomized, multi-center, international trial in advanced-stage pancreatic cancer patients where the tumor has become refractory to Gemzar. The Phase 3 trial will compare irofulven to 5-FU, and the primary endpoint of the trial will be overall survival with other clinical benefit measures as secondary endpoints.

We are conducting a Phase 1 trial of irofulven in combination therapy with the currently approved cancer agent, irinotecan (Camptosar(R)). We believe that a major advantage of combination therapy is the potential to achieve the same or improved anti-cancer benefit with an improved side effect profile compared to either agent used at the recommended dose levels as a single agent. One non-small cell lung cancer patient experienced an objective partial response in this Phase 1 trial. In preclinical studies, irofulven has demonstrated synergistic activity with a number of marketed chemotherapies, meaning the extent of tumor cell death was greater than would be predicted by simply adding the activity of each agent individually. The potential for irofulven's effectiveness in treating multiple cancers and its possible synergistic anti-cancer effect when combined with other currently approved-cancer agents could increase the likelihood of irofulven's use as a first-line chemotherapeutic agent.

In addition to irofulven, the acylfulvene family includes over 100 analogs that are being examined to determine their effectiveness as anti-cancer agents. Many of these analogs have already demonstrated promising anti-cancer activity on human tumors implanted in immunodeficient mice and a number of analogs have undergone expanded testing to evaluate their safety profile prior to selection of candidates for further preclinical development.

In our efforts to continue building a broad oncology product pipeline, we recently acquired or committed to acquire rights to five products or development programs, including the previously described Hexalen Capsules and Mylocel Tablets. In October 2000, we executed a letter of intent with Helsinn Healthcare SA (Helsinn) to acquire the North American licensing and distribution rights to palonosetron, a selective 5-HT3 antagonist with an extended half-life currently in Phase 3 trials for the prevention of chemotherapy induced nausea and vomiting, or CINV. CINV is estimated to occur in 85 percent of cancer patients treated with chemotherapies and can result in delay or even discontinuation of treatment. The advent of 5-HT3 antagonists in 1991 has revolutionized the management of CINV, resulting in increased treatment compliance and patient comfort. When launched, palonosetron will compete in the approximately $1 billion North American 5-HT3 antagonist market. In connection with the signing of the letter of intent, we made a $5 million deposit to Helsinn and agreed to make additional payments upon concluding the licensing agreement and achieving certain milestones leading up to the approval of palonosetron in the United States. Helsinn agreed to continue funding and conducting all development of palonosetron, along with supplying finished product ready for distribution. With the addition of palonosetron to our product pipeline, we believe we will have a fully complementary product suite for the treatment of cancer as well as the side effects associated with cancer therapy. A new drug application for palonosetron is expected to be submitted to the U.S. Food and Drug Administration, or FDA, in 2002.

In August 2000, we licensed North American rights to both MG98 and a DNA methyltransferase, or Metase, small molecule inhibitor program from MethylGene. MG98 is a novel messenger ribonucleic acid, or mRNA, compound that has already demonstrated anti-cancer activity in an ongoing Phase 1, dose escalation clinical trial involving a variety of solid tumor types. MG98 is also in a Phase 2 trial in head and neck cancer patients. MethylGene developed MG98 as a novel targeted approach to inhibiting gene expression of the nuclear enzyme DNA methyltransferase. The DNA methyltransferase small molecule inhibitor program complements MG98 since both programs target inhibition of the same enzyme. We have obtained rights to the patent portfolio that is building around MG98, DNA methyltransferase small molecule inhibitors and more generally a method for reversing a tumor-causing state of a cell by administering an agent affecting the DNA methyltransferase target. DNA methylation, the attachment of a small molecule known as a methyl (CH3) group to DNA, affects gene expression. DNA methyltransferase is an enzyme that is vital to controlling the methylation of DNA and therefore regulation of gene expression. Methylation normally occurs in a controlled manner within cells. However, in certain circumstances, over-production of DNA methyltransferase can lead to hypermethylation of DNA, or excessive methylation, that leads to reduced expression of tumor suppressor genes. If tumor suppressor genes are hypermethylated, expression of these genes is turned off and cancer may develop. In preclinical testing, MethylGene has demonstrated that blocking the production or activity of DNA methyltransferase reduces DNA methylation of several important tumor suppressor genes, resulting in the re-establishment of gene expression and the loss of tumor-like characteristics in cells. Hypermethylation has been observed to occur in a wide variety of human cancers, including tumors of the colon, head and neck, kidney and prostate.

The following table summarizes the principal indications and commercial rights for both our currently marketed products and products currently under development. The table excludes Azulfidine-EN Tabs(R), a rheumatoid arthritis therapy, which we co-promote under an arrangement that is expected to conclude in the first half of 2001.

--------------------------------------------------------------------------------------------------------------------------
          Products               Principal Indications               Status                    Commercial Rights
          --------               ---------------------               ------                    -----------------
   Salagen Tablets          o Symptoms of                        o Currently marketed       U.S.: MGI
                              radiation-induced xerostomia                                  Outside U.S.: Various partners
                              in head and neck cancer
                              patients
                            o Dry mouth, including               o Currently marketed
                              dry eyes outside the U.S.,
                              in Sjogren's syndrome
                              patients
--------------------------------------------------------------------------------------------------------------------------
    Hexalen Capsules        o Ovarian cancer                     o Currently marketed       U.S.: MGI
                                                                                            Outside U.S.: Various partners
--------------------------------------------------------------------------------------------------------------------------
    Mylocel Tablets         o Certain malignancies               o Currently marketed       U.S.: MGI
--------------------------------------------------------------------------------------------------------------------------
    Didronel I.V. Infusion  o Cancer-related                     o Currently marketed       U.S.: MGI
                              hypercalcemia
--------------------------------------------------------------------------------------------------------------------------
    Irofulven               o Multiple cancers                   o Phase 1 through Phase 3  Outside Japan: MGI
                            o Dose optimization                  o Phase 2                  Japan: Dainippon
                            o Combination therapy                o Phase 1 to begin
--------------------------------------------------------------------------------------------------------------------------
    Palonosetron(*)         o Chemotherapy induced               o Phase 3                  North America: MGI
                              nausea and vomiting
--------------------------------------------------------------------------------------------------------------------------
    MG98                    o Head and neck cancer               o Phase 2                  North America: MGI
                            o Various solid tumor cancers        o Phase 1                  Outside North America:
                            o Renal cell cancer                  o Phase 2 to begin         MethylGene
                            o Myelodysplasia and                 o Phase 1 to begin
                              acute myelogenous leukemia
--------------------------------------------------------------------------------------------------------------------------
    Other Acylfulvene       o Various cancers                    o Preclinicals             Outside Japan: MGI
    Analogs                                                                                 Japan: Dainippon
--------------------------------------------------------------------------------------------------------------------------
    DNA Metase Inhibitors   o Various solid tumor                o Preclinicals             MGI PHARMA and
                              cancers                                                       MethylGene
--------------------------------------------------------------------------------------------------------------------------

(*) We executed a letter of intent to acquire the exclusive North American rights to palonosetron in October 2000.

Business Strategy

Our goal is to become a leading oncology-focused pharmaceutical company serving well-defined markets. The key elements of our strategy are to:

         o Develop and Commercialize Irofulven for Various Cancers. A substantial portion of our efforts over the next few years will be devoted to the further development, regulatory approval and commercialization of irofulven for the treatment of various cancers. Initially we are seeking to develop irofulven for life-threatening indications, such as refractory cancers, for which we believe irofulven could most quickly be developed and approved for marketing. In addition, we plan to perform clinical trials to evaluate irofulven in cancers in non-refractory patients, with a goal of broadening irofulven's uses. We further intend to investigate irofulven's efficacy in combination with other cancer therapies. We plan to focus our direct sales and marketing efforts for irofulven within the United States, where we currently retain all product rights, and to rely on partners to commercialize it in other countries.

         o Focus Sales and Marketing Efforts on Physician Specialist Markets. Our 50-person specialty sales organization is focused on marketing our products to physician specialists in the United States, where we currently have full product rights. We target therapeutic areas with physician populations that are relatively small in number and generally concentrated in urban areas. Our currently marketed product portfolio is broad enough to allow our specialty sales organization to market our products to the majority of the oncologist universe, including radiation oncologists, medical oncologists and hematology oncologists. Outside of the United States, we pursue strategic collaborations with pharmaceutical and biotechnology companies to commercialize our current products and product candidates.

         o Expand Our Product Portfolio through Product Acquisitions and Co-promotion Arrangements. We are pursuing an active program to expand our product portfolio through product acquisitions or co-promotion arrangements of complementary products. We focus on currently marketable pharmaceutical products or product candidates for which we believe we can most effectively add value through application of our two core competencies: (i) oncology sales and marketing and (ii) product development. Through this strategy, we seek to diversify and manage clinical development risk, since these product candidates have generally progressed beyond the initial discovery stage and passed preliminary toxicity testing, and have often demonstrated early stage efficacy in early human clinical studies. Recent examples that illustrate the active expansion of our oncology portfolio include:

                  o In August 2000, we licensed exclusive North American rights to MG98, which is in a Phase 2 trial for the treatment of head and neck cancer, and a complementary small molecule DNA methyltransferase inhibitor program;

                  o In October 2000, we executed a letter of intent to license exclusive North American rights to palonosetron, currently in Phase 3 trials for the treatment of CINV;

                  o In November 2000, we purchased worldwide rights to Hexalen Capsules, an orally administered treatment for second-line ovarian cancer; and

                  o In January 2001, we obtained exclusive marketing and distribution rights in the United States to Mylocel Tablets, a recently approved unique dosage form of hydroxyurea for the treatment of hematologic malignancies.

         o Leverage Development and Commercialization Efforts through Outsourcing. To reduce overhead, control expenses and maintain strategic flexibility, we contract with third parties for a number of business activities, including preclinical studies and clinical trials, product formulation, product manufacturing and product distribution. By using contract manufacturers to produce our current products, which require relatively small and infrequent production runs, we limit our investment in facilities and equipment and can better manage the risks involved in pharmaceutical manufacturing. Similarly, by contracting with third parties to perform certain research and development tasks needed to bring our products to market, we reduce internal expenses and risks associated with owning a research facility and retain flexibility to allocate resources to various external contractors as development programs evolve. We expect to continue to contract with third parties until it is economical to add such capabilities internally.

Cancer Overview

According to the American Cancer Society, or ACS, there are approximately 1.2 million new cases of cancer diagnosed in the United States each year. Cancer is the second leading cause of death in the United States and was projected to result in approximately 550,000 deaths in the United States in 2000.

Cancer is characterized by the uncontrolled growth and spread of abnormal cells. These abnormal cells, also called malignant cancer cells, accumulate and form tumors that can compress, invade and destroy normal tissue. If malignant cells break away from the primary tumor, they can travel through the bloodstream or the lymph system to other areas of the body. There, they may settle and form new tumors. The spread of a tumor to a new site is called metastasis.

Different types of cancer vary in their rates of growth and patterns of spread, and, consequently, typically respond in varying degrees to different types of treatment. The three most common forms of treatment for cancer in order of their typical use are:

         o        surgery--the physical removal of a patient's tumor mass;

         o radiation therapy--the use of high energy particles or waves, such as x-rays or gamma rays, to destroy or damage cancer cells; and

         o        chemotherapy--the use of drugs to damage or kill cancer cells.
                  Systernic chemotherapy uses cancer therapy drugs that are usually administered intravenously or orally. These drugs enter the bloodstream and can potentially reach all areas of the body, making this treatment potentially useful for cancer that has spread.

A cancer patient often receives a combination of treatments depending upon the type and progression of the disease. While surgery attempts to remove the cancer from the patient and radiation attempts to kill the cancer cells, there are significant limitations of, and complications associated with, these cancer treatments that result in high rates of treatment failure due primarily to metastasis and dose-limiting severe side effects. Chemotherapeutic agents attempt to address the limitations of surgery and radiation by interfering with the replication of cancer cells. In addition to treatment of their cancer, cancer patients often need supportive care. Examples include treatment of chemotherapy-induced nausea and vomiting, pain control or stimulation of blood cell growth.

Cell replication requires cells to first replicate their DNA. Cancer is a disease characterized by uncontrolled cell replication. Therefore, many chemotherapeutic agents target the cancer cells' ability to replicate DNA, or following the replication of their DNA, the ability of the cancer cells to divide.

Different classes of chemotherapeutic agents are distinguished by their mechanism of action or how they specifically interfere with the cancer cells' ability to replicate DNA or divide.

When a cancer cell's DNA is damaged by a chemotherapeutic agent, DNA synthesis is inhibited or cell division is inhibited, and a cellular process known as apoptosis, or programmed cell death, may be activated. Apoptosis of tumor cells can lead to reduction in tumor size or to the arrest of tumor growth. Certain chemotherapeutic agents may act to directly promote apoptosis in tumor cells.

Because different chemotherapeutic agents may target different specific processes required for DNA replication and cell division or indication of apoptosis, chemotherapeutic agents are often used in combination to maximize tumor cell death or inhibition of growth, while more effectively managing the side effect profile of the individual agents. Agents that specifically induce apoptosis or interfere with DNA replication or cell division in novel ways are therefore excellent candidates to be used in combination with existing chemotherapy agents.

One of the principal causes of chemotherapy treatment failure is the development of drug resistance by cancer cells, where cancer cells become resistant or refractory to the intended cytotoxic action of a variety of conventional chemotherapeutic agents. In many cases, resistance developed to a specific chemotherapeutic agent results in multi-drug resistance where the cancer cell becomes cross-resistant to a wide variety of chemotherapeutic agents. Given the current limitations of chemotherapy, there is a clear need for new therapies that are effective against a broad range of resistant and refractory cancers, as well as chemotherapeutics that act by novel mechanisms that can offer benefits as a combination therapy with existing chemotherapeutic agents.

Developed Products

Salagen Tablets for the Symptoms of Xerostornia and Sjogren's Syndrome

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

Salagen Tablets have been shown to stimulate the residual functioning tissue in the damaged salivary glands to increase saliva production and provide patients with a longer-lasting solution for the symptoms of radiation-induced chronic dry mouth. In two 12-week trials that were the primary basis for the approval of Salagen Tablets in 1994, 369 patients who had been treated with radiation therapy for head and neck cancer were assessed for the ability of Salagen Tablets, versus placebo, to relieve the symptoms of dry mouth and to stimulate saliva production. In both studies, patients who received Salagen Tablets experienced significant improvement in their overall condition of dry mouth. Those patients also demonstrated statistically significant improvements in salivary flow compared to the patients receiving placebo tablets. Less than one percent of the patients who received Salagen Tablets withdrew from these studies due to lack of efficacy. Sweating was the most commonly reported side effect; however, less than one percent of patients taking the approved dosing regimen withdrew from the study due to sweating.

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

In two 12-week trials that were the primary basis for the supplemental approval of Salagen Tablets in 1998, a total of 629 primary or secondary Sjogren's syndrome patients were assessed for the ability of Salagen Tablets, versus placebo, to relieve the symptoms of dry mouth and to stimulate saliva production. Patients receiving Salagen Tablets four times a day reported a significant improvement in their symptoms associated with oral dryness, and they also demonstrated a significant increase in saliva for the full 12 weeks. Similar to the Salagen Tablet trial in head and neck cancer patients, less than one percent of the patients receiving Salagen Tablets withdrew from the trial due to lack of efficacy. The most common side effect was mild to moderate sweating. Less than four percent of patients taking the approved dosing regimen withdrew from the study due to sweating.

The FDA awarded us orphan drug status for Salagen Tablets in 1994 as a treatment for the symptoms of xerostomia induced by radiation therapy in head and neck cancer patients and in 1998 for the symptoms of dry mouth associated with Sjogren's syndrome. Our orphan drug protection for Salagen Tablets will expire in March 2001 for the treatment of symptoms of radiation-induced xerostomia in head and neck cancer patients and in 2005 for the Sjogren's syndrome indication. Upon expiration of our orphan drug protection for Salagen Tablets, we may face competition from manufacturers of generic versions of Salagen Tablets.

Hexalen Capsules for Ovarian Cancer

In November 2000, we purchased worldwide rights to Hexalen Capsules (altretamine) from MedImmune Oncology, Inc. Hexalen Capsules are an orally administered chemotherapy that is approved as a second-line treatment of ovarian cancer. Hexalen Capsules are approved for the treatment of ovarian cancer in 21 countries including the United States. Annual sales of Hexalen Capsules have averaged approximately $2 million in the United States and less than $1 million elsewhere over the last several years. We believe that Hexalen Capsules fulfill an important medical need and that sales of Hexalen Capsules may increase following our planned initiation of active promotion in March 2001.

Standard response criteria are used to report the results of oncology clinical trials. In solid tumor clinical trials, a complete response means that all measurable tumor tissue has disappeared and the patient appears to be disease free. A partial response means that measurable tumor tissue has shrunk by at least 50 percent. Stable disease means that the size of the measurable tumor tissue has not shrunk sufficiently to be considered a partial response, but it has not grown more than 25 percent from its smallest size during treatment. Progressive disease means that the tumor has grown by more than 25 percent from its smallest size during treatment.

In the two trials that were the primary basis for its approval, Hexalen Capsules were administered as a single agent for 14 or 21 days of a 28-day cycle. In the 51 patients with measurable or evaluable disease, there were seven complete responses and two partial responses for an overall response rate of 18 percent. The duration of these responses ranged from two months in a patient with a palpable pelvic mass to 36 months in a patient who achieved a complete response. In some patients, tumor regression was associated with improvement in symptoms and performance status. Side effects of Hexalen Capsules are comparable to those seen with other approved chemotherapies and include mild to moderate bone marrow suppression, nausea and vomiting, and peripheral sensations of touch.

A recent trial in 97 ovarian cancer patients, which was published in abstract form, investigated the ability of six months of treatment with Hexalen Capsules to extend survival following achievement of a complete response with front-line therapy. At two years following completion of front-line therapy, patients in this trial demonstrated a higher survival rate compared to that seen in earlier trials. The authors concluded that a randomized, controlled trial should be conducted to confirm this result and expand the evaluation of Hexalen Capsules for this specific method of use.

Mylocel Tablets for Certain Malignancies

In January 2001, we obtained exclusive marketing and distribution rights in the United States to Mylocel Tablets (hydroxyurea). Mylocel Tablets are a unique dosage form of an anti-cancer agent approved for the treatment of melanoma, resistant chronic myelocytic leukemia, and recurrent, metastatic, or inoperable carcinoma of the ovary. It is also indicated for use in combination with radiation therapy for certain head and neck cancers. Mylocel Tablets are available as a 1,000 milligram, triple-scored tablet that allows for convenient dosing with a single tablet for the treatment of hematologic malignancies. Mylocel Tablets are a recently approved, unique formulation of hydroxyurea. The total market for all forms of hydroxyurea approximates $20 million in the United States. In March 2001, we plan to begin direct promotion of Mylocel Tablets to hematology oncologists and hematologists.

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

Azulfidine EN-tabs for Rheumatoid Arthritis

In July 1999, we entered into an agreement with Pharmacia Corporation to co-promote Azulfidine EN-tabs in the United States as a treatment for rheumatoid arthritis patients. We recently agreed with Pharmacia to negotiate an early termination of this agreement in the first half of 2001. No promotion fee revenue has been recognized under this agreement. Exiting from this rheumatology product agreement will allow us to further increase our focus in oncology.

Products Under Development

The following table summarizes the ongoing or planned preclinical studies and clinical trials of irofulven, other acylfulvene analogs, palonosetron, MG98 and DNA methyltransferase inhibitors:

---------------------------------------------------------------------------------------------------
Product             Indication                                Status                Sponsor
-------             ----------                                ------                -------
Irofulven           Pancreatic Cancer--Advanced               Phase 3 Ongoing       MGI PHARMA
                    Pancreatic Cancer--Advanced               Phase 2 Analysis      MGI PHARMA
                    Pancreatic Cancer--Alternate              Phase 2 Ongoing       MGI PHARMA
                       Dosing Schedule

                    Ovarian Cancer--Advanced                  Phase 2 Ongoing       MGI PHARMA
                    Ovarian Cancer--Recurrent Epithelial      Phase 2 Ongoing       National Cancer
                                                                                    Institute (NCI)
                    Ovarian Cancer---Dosing every other week  Phase 2 to begin      MGI PHARMA

                    Prostate Cancer--Hormone Refractory       Phase 2 Analysis      MGI PHARMA
                    Prostate Cancer--(hormone refractory &    Phase 2 to begin      MGI PHARMA
                    steroid)

                    Liver Cancer--Inoperable                  Phase 2 Ongoing       MGI PHARMA

                    Sarcoma--Dosing every other week          Phase 2 to begin      MGI PHARMA

                    Breast Cancer--Metastatic                 Phase 2 Ongoing       NCI

                    Glioma--Dosing every other week           Phase 2 to begin      MGI PHARMA

                    Endometrial Cancer                        Phase 2 Ongoing       NCI

                    Various Advanced Solid Tumors--           Phase 1 Ongoing       MGI PHARMA
                      Dose Optimization

                    Combination Study with Camptosar          Phase 1 Ongoing       MGI PHARMA
                    Combination Study with Gemzar             Phase 1 to begin      MGI PHARMA
                    Combination Study with Taxotere(R)        Phase 1 to begin      MGI PHARMA

                    Childhood Solid Tumors                    Phase 1 Ongoing       NCI

Other Acylfulvene
Analogs             Various Cancers                           Preclinical           MGI PHARMA

Palonosetron*       Chemotherapy Induced                      Phase 3 Ongoing       Helsinn
                       Nausea and Vomiting

MG98                Head and Neck Cancer                      Phase 2 Ongoing       MGI PHARMA/
                    Various Solid Tumor Cancers               Phase 1 Ongoing       MethylGene
                    Myelodysplasia and Acute Myelogenous      Phase 1 to begin      MGI PHARMA
                    Leukemia
                    Renal Cell Cancer                         Phase 2 to begin      NCI, Canada

DNA Metase          Various Solid Tumor Cancers               Preclinical           MGI PHARMA/
Inhibitors                                                                          MethylGene
---------------------------------------------------------------------------------------------------

*We executed a letter of intent to obtain exclusive North American rights to palonosetron in October 2000.

Irofulven, A Cancer Therapy Product Candidate in Phase 3 Testing

Irofulven is our lead cancer therapy product candidate under development and is part of our family of proprietary cancer therapy compounds called acylfulvenes. Acylfulvenes, including irofulven, are semi-synthetic derivatives of the natural product illudin S obtained from the Omphalotus olearius mushroom. We licensed rights to the entire class of acylfulvene agents, including irofulven, from the Regents of the University of California in 1993.

We believe irofulven:

         o is potentially active as an anti-cancer agent in treating a broad range of cancers;

         o has a unique mechanism of action that may make it effective in treating refractory cancers, or cancers that are unresponsive to existing cancer therapies;

         o has demonstrated activity against tumors that are known to be resistant to other cancer therapies; and

         o has a side effect profile that makes it potentially well-suited for use in combination with existing cancer therapies.

Mechanism of action studies have indicated that irofulven is rapidly taken up by sensitive tumor cell types where it reacts with tumor cell DNA and protein targets in a novel manner, producing rapid inhibition of DNA synthesis and DNA lesions that are difficult for the tumor cell to repair. The initiation of DNA damage by irofulven begins tumor selective apoptosis that ultimately causes cell death. We believe the differential effect of irofulven on tumor cells compared to healthy cells can lead to real clinical benefit. We further believe that irofulven could be the first of a series of acylfulvene analogs that merit development as cancer therapies.

We believe that irofulven has a unique mechanism of action that makes it well-suited for study in refractory patient populations and in combination with other cancer therapies. Preclinical data and early clinical data demonstrate irofulven's activity against tumors that are known to be resistant to other therapies. Preclinical studies have also demonstrated the additive or synergistic effect of irofulven with a number of marketed cancer therapies. Furthermore, to date, irofulven has demonstrated a differentiated side effect profile relative to certain marketed cancer therapies, which we believe adds to the prospect of irofulven combining well with these cancer therapies. Therefore, we believe that pursuing multiple development paths for irofulven is warranted in different refractory cancers and in combination with other cancer therapies. Ultimately, irofulven's anti-cancer activity could lead to its use as a first-line therapy in various tumor types.

Preclinical toxicology studies in rats and dogs and initial clinical data from the dosing of over 500 cancer patients with irofulven have demonstrated that irofulven is generally well tolerated as a chemotherapeutic compound and it has reversible side effects. The primary dose-limiting side effect has been bone marrow suppression, or depleted blood platelet counts. Other drug-related side effects have been nausea, vomiting and fatigue. Bone marrow suppression has been controlled through dose adjustments or treatment delays to allow recovery of blood platelet counts. Nausea and vomiting are prophylactically controlled with standard, currently available treatments.

One method of identifying cancer therapy targets for further human trials is to conduct preclinical tests on mice that have been implanted with human, solid tumors. Testing of irofulven in this disease model has demonstrated dose-related anti-cancer activity, including an increase in survival and tumor regressions in the following types of cancers:

         o        Prostate                       o        Gastric
         o        Ovarian                        o        Breast
         o        Pancreatic                     o        Melanoma
         o        Non-small Cell Lung            o        Small Cell Lung
         o        Colon                          o        Head and Neck
         o        Rhabdomyosarcoma               o        Neuroblastoma
         o        Glioma


An investigational new drug application for irofulven was submitted to the FDA in September 1995 and Phase 1 human safety testing was initiated in December 1995. In October 1997, we initiated a second Phase 1 trial to evaluate the effect of longer infusion times. Both Phase 1 trials completed enrollment in 1998 after establishing a maximum tolerated dose level and a recommended dosing regimen for the initial Phase 2 trials.

Phase 1 clinical trials are conducted in small patient populations and are not designed to measure efficacy. However, the investigators participating in our clinical programs, including our Phase 1 trials, have observed anti-cancer activity. Seven out of a total of 32 patients who received daily treatments at a dose between 8 and 18 mg/m2 in our completed Phase 1 trials demonstrated anti-cancer responses to irofulven. Of the patients participating in these Phase 1 clinical trials:

         o one patient with metastatic pancreatic cancer experienced an objective partial response. The tumor shrank 71 percent and the patient remained in the study through seven courses, or nine months, of irofulven therapy before withdrawing from the study due to progressive disease;

         o one patient with cancer of the thymus gland experienced 36 percent tumor shrinkage;

         o one patient with ampullary cancer, which affects a duct from the pancreas, experienced notable improvement in quality of life through five courses of therapy; and

         o three patients with colon cancer and one patient with liver cancer experienced stable disease through at least four courses of therapy.

Irofulven has been tested in a variety of Phase 2 solid tumor trials sponsored by the NCI or us. We chose to investigate pancreatic, ovarian, prostate and liver cancers because:

         o these cancer types have significant mortality and morbidity associated with them;

         o        current therapies are inadequate;

         o there was noticeable anti-cancer response in our preclinical studies and clinical trials;

         o clinical trials for pancreatic and liver cancers should be of a relatively short duration; and

         o product candidates for these indications are likely to qualify for expedited regulatory review.

Under a Clinical Trials Agreement with us, the NCI is currently sponsoring four additional irofulven Phase 1 or 2 trials for the treatment of ovarian, breast, endometrial and childhood solid tumors. We intend to utilize the results from these and previous trials to understand further the safety of irofulven as well as support the potential expansion of irofulven's label into additional refractory solid tumor types. Furthermore, we will conduct clinical trials to determine the efficacy of irofulven in combination with existing cancer therapies.

To obtain marketing approval for irofulven in the United States, pivotal registration trials will need to be successfully completed and submitted to the FDA. Phase 3 trials typically use survival as the primary end point, compared to a randomly determined control group, and have a higher number of patients enrolled in the trial than in earlier phases.

Dose Optimization Trial

We initiated a Phase 1 dose optimization trial using intermittent or weekly dosing in patients with malignant solid tumors that were refractory to anti-cancer treatment or for which no standard treatment exists. In this challenging patient population, greatly improved acute treatment tolerance was observed compared to the five consecutive day dosing schedule used to initiate our Phase 2 trials program. In addition, comparable dose intensity was achieved and evidence of anti-cancer activity was observed in this ongoing trial. As of March 6, 2001, 74 patients have been enrolled in this trial. A patient with ovarian cancer had a complete response and a patient with small cell sarcoma had a partial response in the lung and a minor response in liver metastases. Eleven patients across seven types of cancer experienced stable disease ranging from two to seven cycles of therapy. Components of blood that correlate to disease activity decreased in two hormone refractory prostate cancer patients and a pancreatic cancer patient. Based on these compelling results and consultation with our panel of outside oncology experts, an every other week dosing schedule will generally be used in ongoing and future trials.

Irofulven for pancreatic cancer

Pancreatic cancer is the initial target in our registration strategy for irofulven. Pancreatic cancer is the fifth most common cause of cancer-related death in the United States. It is an aggressive disease that has few effective treatment options. The ACS estimates that 28,300 new cases of pancreatic cancer are diagnosed in the United States each year, out of an estimated 170,000 new cases worldwide. The death rates for pancreatic cancer are virtually equal to the incidence rates. Currently, the most common treatment, or standard of care, is chemotherapy with the drug Gemzar, which was approved by the FDA in 1996.

In December 1998 we initiated a 53-patient, multi-center Phase 2 trial with irofulven for the treatment of pancreatic cancer patients utilizing the dosing regimen established in our initial Phase 1 trials, based on our preclinical data and our Phase 1 results. To qualify for this clinical trial, patients must have been refractory to Gemzar, the current standard of care. Once patients become refractory to Gemzar, they have few remaining treatment options and their median survival is less than three months. The primary endpoint of our trial was six-month survival with secondary endpoints being objective tumor response, time to tumor progression, and quality of life measures. Treatment of the 53 patients enrolled in this Phase 2 clinical trial is complete and key results are as follows:

         o ten patients achieved the primary endpoint of six-month survival;

         o one patient experienced 100 percent tumor shrinkage that lasted over four months before discontinuing treatment due to progressive disease;

         o one patient experienced a confirmed partial response with reduction in tumor size of 84 percent;

         o        ten patients had stable disease for up to 27 weeks; and

         o 13 patients discontinued treatment due to adverse events including nausea, vomiting, fatigue and bone marrow suppression.

Based on our analysis of these results, we believe that irofulven is potentially active as an anti-cancer agent for the treatment of advanced pancreatic cancer in patients refractory to the first-line therapy, Gemzar. Results from future clinical trials may not demonstrate similar results.

In April 2000, we initiated an additional Phase 2 trial for pancreatic cancer. The goal of this trial is to better understand the impact of dosing regimen adjustments on the safety and efficacy of irofulven in pancreatic cancer patients. The trial has a two-stage design: if at least one of the first 19 evaluable patients demonstrates a partial response, the enrollment goal will increase to 35 evaluable patients. To be eligible for the trial, a patient must have inoperable, advanced or metastatic pancreatic cancer. Unlike the initial Phase 2 pancreatic cancer trial, this trial allows for the enrollment of patients who have not received prior drug therapy. As of March 6, 2001, 18 patients had enrolled in this trial.

We recently held discussions with the FDA in preparation for a pivotal Phase 3 trial with irofulven. Based on these discussions and our review of results from our clinical trials of irofulven, we began a Phase 3 trial of irofulven for treating refractory pancreatic cancer patients in February 2001. Initiation of this trial was based on Phase 2 results in pancreatic cancer patients, improved acute tolerance with every other week dosing of irofulven seen in the dose optimization trial, and discussions with the FDA and our panel of outside oncology experts. The Phase 3 trial is a randomized, multi-center, international trial in advanced-stage pancreatic cancer patients whose disease progressed after treatment with Gemzar, the current standard-of-care treatment. Overall survival times, the primary end point in this Phase 3 trial, will be compared following treatment with irofulven to 5-FU. Two patients will be randomized into the irofulven treatment arm for every patient enrolled in the 5-FU control arm. Enrollment of the approximately 300 patients needed in this trial is targeted to occur within 18 months, which would allow submission of a new drug application with the FDA sometime in 2003.

Irofulven for ovarian cancer

We are also developing irofulven for the treatment of ovarian cancer. Ovarian cancer is the leading cause of gynecological cancer deaths among women in the United States. The ACS estimated that approximately 23,100 new cases of cancer were diagnosed and 14,000 women died from the disease in the U.S. in 2000. Worldwide, 166,000 new cases of ovarian cancer and 101,000 deaths are estimated to occur annually. Paclitaxel (Taxol(R)) and carboplatin (Paraplatin(R)) are the two most commonly prescribed drugs as first-line treatments for ovarian cancer. We are studying irofulven in refractory ovarian cancer patients, patients who have had tumor growth during their first-line treatment or within six months following that treatment. For these patients few treatment alternatives are available.

Based on preclinical data and our Phase 1 results, in December 1998 we initiated a Phase 2 trial with irofulven for the treatment of ovarian cancer patients utilizing the dosing regimen established in our initial Phase 1 trials. To qualify for this clinical trial, patients must have advanced ovarian cancer and must not have responded, or are no longer responding, to first-line treatment with Taxol and platinum-based therapies such as cisplatin (Platinol(R)) or Paraplatin. The primary endpoint of this trial is objective tumor response, with secondary endpoints being time to response, duration of response, and time to progression. The clinical trial was initially designed to evaluate 14 ovarian cancer patients. In May 1999, we expanded patient enrollment to include a total of 30 evaluable patients after observing a confirmed partial response in one of the first six patients. Interim results as of March 6, 2001 include data from 27 patients enrolled in this Phase 2 trial. Three patients enrolled recently and have yet to receive their second cycles of treatment that are required to be considered evaluable. Six patients were not evaluable because they withdrew from the trial or died prior to receiving the full two cycles of treatment required for evaluation. The patients that withdrew from the trial did so as a result of disease progression or adverse events including nausea, vomiting and fatigue. Of the 18 patients evaluable for objective response:

         o one patient achieved the primary endpoint of a confirmed partial response;

         o one patient experienced a partial response that was observed in only the first of two measurements required for a confirmed partial response; and

         o one patient experienced stable disease and received four cycles of treatment.

The NCI is also conducting a Phase 2 trial of irofulven for the treatment of ovarian cancer. The most significant difference between our Phase 2 trial and the NCI Phase 2 trial is that the NCI trial is being conducted in ovarian cancer patients with recurrent or persistent disease and a broader range of initial response to a wider variety of therapies. In a presentation at the annual meeting of the American Association for Cancer Research, or AACR, in April 2000, the principal investigator for this trial concluded that irofulven is an active agent in ovarian cancer patients with recurrent or persistent disease and that further studies are warranted. This conclusion was based on an analysis of 17 patients enrolled in this trial at that time. The analysis has since been updated to include 27 patients and continues to support that conclusion. Of these 27 patients:

         o one patient achieved complete clinical response, the disappearance of measurable disease;

         o five patients achieved the primary endpoint of a partial response, with two responses lasting more than one year; and

         o        seven patients experienced stable disease.

Adverse events observed in this trial include bone marrow suppression, or decreases in platelets or white blood cell counts, mild to modest nausea and vomiting, and fatigue.

Based on our analysis of the interim results from the NCI and our Phase 2 clinical trials, we believe that irofulven is potentially active as an anti-cancer agent for the treatment of refractory ovarian cancer patients for whom few treatment options remain, and therefore warrants further study. These Phase 2 clinical trials are ongoing and subsequent results from these clinical trials or future clinical trials may not demonstrate similar results. In the first half of 2001, we intend to initiate a Phase 2 trial using the every other week dosing schedule with irofulven for the treatment of advanced ovarian cancer that is refractory or persistent following front-line therapy. The goal of this trial will be to assess safety and efficacy of this schedule in order to design an appropriate Phase 3 trial with irofulven in advanced ovarian cancer.

Irofulven for prostate cancer

We are also developing irofulven for the treatment of prostate cancer. Prostate cancer is the most commonly diagnosed malignancy and the second leading cause of cancer death among men in the United States. The ACS estimated that approximately 180,400 new cases of prostate cancer were diagnosed in the U.S. during 2000. Furthermore, an estimated 31,900 men die annually from prostate cancer in the U.S., out of an estimated 165,000 prostate cancer-related deaths worldwide. First-line pharmaceutical therapies used in combination with surgery to treat prostate cancer are almost exclusively hormone-based therapies. Unfortunately, such hormone therapies ultimately lose their ability to contain the disease, leaving patients with few second-line treatment options. Approximately 30 percent of all newly diagnosed prostate cancer patients will progress to hormone-refractory metastatic disease. Currently approved cancer therapies are only effective in treating the symptoms and slowing the progression of advanced prostate cancer.

Based on our preclinical data and our Phase 1 results, we initiated a 14-patient Phase 2 trial with irofulven for the treatment of hormone-refractory prostate cancer patients in July 1998. The primary endpoint of this trial was to assess whether irofulven could produce a sustained decrease in prostate specific antigen, or PSA, levels, a blood marker that is often used by clinicians to help diagnose and measure the progression of prostate cancer. A sustained decrease in PSA of greater than or equal to 50 percent is considered a PSA partial response. Secondary clinical endpoints include objective tumor response in patients with measurable disease, duration of response and time to disease progression. In December 1998, we expanded this trial after two of the original patients showed a sustained drop in their PSA levels of 64 to 81 percent, meeting the requirement for trial expansion.

Of the 42 patients enrolled in this Phase 2 clinical trial, 10 patients were not evaluable because they withdrew before completing the PSA measurement requirements. Two of these patients withdrew from the trial as a result of progressive disease and the other eight withdrew as a result of adverse events including nausea, vomiting and fatigue. Results from this fully enrolled Phase 2 trial involving 32 evaluable patients with hormone-refractory prostate cancer include the following:

         o four patients achieved the primary endpoint of a PSA partial response;

         o        28 patients experienced stable PSA levels; and

         o of nine patients with measurable disease, one had an objective partial response and three had stable disease, including one whose measurable disease disappeared for one of the two scans required to be considered a pathologic complete response.

The primary toxicity observed in this trial was reversible bone marrow suppression.

Based on our analysis of this clinical trial data, we believe irofulven is active in reducing or stabilizing PSA levels in hormone-refractory prostate cancer patients. While hormone-refractory prostate cancer represents a disease with a large, unmet medical need and there are a number of patients who could benefit from a chemotherapeutic agent that demonstrated life extension, prostate cancer was not selected as our initial tumor target for a Phase 3 trial for irofulven because of the uncertain reliability of PSA decreases in predicting survival benefit and the need for relatively large and long Phase 3 trials. Development of irofulven for the treatment of hormone refractory prostate cancer is expected to be further explored in a planned Phase 2 trial using irofulven both with and without steroid treatment.

Irofulven for liver cancer

We are evaluating irofulven for the treatment of liver cancer. Liver cancer is unique for its wide-ranging incidence and death rates around the world. Certain parts of Asia and Africa have much higher rates of incidence and death than those observed in the United States. The ACS estimated that 15,300 new cases of liver cancer were diagnosed in the United States in 2000 and that the death rate was 90 percent of that incidence. Worldwide, 437,000 new cases and 427,000 deaths of liver cancer are estimated to occur annually. It is a deadly disease that has few effective treatment options. Currently, doxorubicin and 5-FU are the chemotherapy drugs most commonly used to treat liver cancer. However, recent published studies indicate that no single drug or combination of drugs given systemically leads to reproducible response rates of more than 20 percent. Moreover, systemic therapy has not demonstrated a survival benefit.

Our interest in studying irofulven in liver cancer patients is based on signs of anti-cancer activity in our Phase 1 and Phase 2 trials, either in primary liver cancer or in cancer that had metastasized to the liver from its primary site. Based on these signs of anti-cancer activity, in September 2000 we initiated a Phase 2 trial in up to 35 patients with inoperable liver cancer. The primary endpoint of this trial is objective tumor response, with secondary endpoints being survival rates, time to response, duration of response, and time to progression. As of March 6, 2001, eight patients have enrolled in this trial, with two patients experiencing stable disease, one for at least three cycles of treatment and one for at least two cycles of treatment.

Phase 1 Combination trial

In February 1999, we initiated a Phase 1 safety trial combining irofulven with Pharmacia Corporation's cancer therapy drug, Camptosar. The trial is a dose-escalating trial that will attempt to find the maximum tolerable dose of these two drugs when used in combination. We believe that a major advantage of combination therapy is the potential to use lower doses of either agent to achieve the same or improved anti-cancer benefit with reduced side effects. Camptosar therapy is associated with dose-limiting diarrhea and neutropenia, which is a decrease in white blood cell counts. In contrast, irofulven has not been associated with significant diarrhea, but may produce neutropenia and other bone marrow suppression. As of March 6, 2001, 26 patients had enrolled in this Phase 1 trial and three of these patients continue to receive treatments. One non-small cell lung cancer patient experienced an objective partial response. Reversible neutropenia has been the most significant side effect observed to date in this dose-escalating trial. Dosing of irofulven was recently changed to an every other week schedule, due to the improved tolerance of this schedule in the dose optimization trial and its compatibility with the dosing schedule of Camptosar.

NCI clinical trials

Under a 1996 Clinical Trials Agreement with us, the NCI is sponsoring and overseeing, at its own expense, a clinical trials program using irofulven in its network of designated cancer centers and other institutions. We have agreed to provide drug product for all of these trials and we will have access to any resulting data. Based on the results from these trials, further development of irofulven for the treatment of each indication, either as a single agent or in combination with other cancer therapies, will be evaluated. Following is information for the currently active trials:

-------------------------------------------------------------------------------------------------------------
Cancer Type                  Cancer Statistics*                        Trial Description
-----------                  ------------------                        -----------------
Ovarian Cancer               o   U.S.          23,100 new cases        Ongoing Phase 2 efficacy trial in an
                                               14,000 deaths           expected total of 29 to 74 patients
                                                                       with refractory or persistent
                                                                       disease.
                             o   Worldwide     166,000 new cases
                                               101,000 deaths

Breast Cancer                o   Most common cancer among women.       Ongoing Phase 2 efficacy trial in an
                                                                       expected total of 14 to 30 patients
                                                                       who have received one or two
                                                                       chemotherapy regimens prior to
                                                                       beginning trial.
                             o   U.S.          184,200 new cases
                                               41,200 deaths

                             o   Worldwide     796,000 new cases
                                               314,000 deaths

Endometrial Cancer           o   U.S.          36,100 new cases        Ongoing Phase 2 efficacy trial in an
                                               6,500 deaths            expected total of 19 to 51 patients
                                                                       with persistent or recurrent
                                                                       endometrial cancer.
                             o   Worldwide     142,000 new cases
                                               42,000 deaths

Childhood Cancers            o   Represents the leading cause of       Ongoing Phase 1 trial designed to
                                 death from disease between the        determine the maximum tolerated
                                 ages of one and 19.                   dose, determine a safe and tolerable
                                                                       dose of irofulven for Phase 2
                                                                       trials, and make a preliminary
                                                                       assessment of anti-cancer activity
                                                                       of irofulven in childhood solid
                                                                       tumors.
                             o   U.S.          12,400 new cases
                                               2,300 deaths
-------------------------------------------------------------------------------------------------------------

* U.S. cancer statistics are ACS projections for the year 2000. Worldwide cancer statistics are based on ACS data for 45 countries during the years 1994-1997.


Eight Phase 2 trials, two each in colorectal cancer, renal cancer and non-small cell lung cancer, and one each in melanoma and cervical cancer, and one Phase 1 trial in leukemias have been closed by their respective sponsoring institutions due to a lack of sufficient response or tolerance concerns.

Other acylfulvene analogs

In addition to irofulven, we have obtained license rights to over 100 acylfulvene analogs that have been developed using targeted, structural modification of illudin S. The synthesis and the initial biological testing of these analogs were performed at the University of California, San Diego (UCSD). At UCSD, both in vitro and in vivo anti-tumor activity has been demonstrated for a significant number of the acylfulvene analogs. Additionally, selected analogs were provided to the NCI for further evaluation of anti-tumor activity. Ten analogs with activity in the NCI's primary in vitro screen have undergone additional testing by the NCI and display in vivo anti-tumor activity. Three analogs have been further tested by the NCI and display significant anti-tumor activity, including tumor cures, in selected human non-small cell lung, ovarian and renal tumors transplanted into mice. The broad-spectrum anti-tumor activity of the acylfulvene analogs suggests that this class of compounds has the potential to produce additional clinical development candidates. We are currently evaluating these analogs for further preclinical development.

Palonosetron for Chemotherapy-induced Nausea and Vomiting

In October 2000, we executed an exclusive letter of intent to license North American rights to palonosetron, a selective 5-HT3 antagonist in development for the prevention of chemotherapy induced nausea and vomiting (CINV), from Helsinn Healthcare SA. CINV is estimated to occur in 85 percent of cancer patients treated with chemotherapies. It can result in delays or even refusal of treatment, leading to sub-optimal chemotherapy. Supportive care with anti-vomiting regimens has become the standard of care for most cancer patients. One of the most important developments for CINV treatment has been the development of 5-HT3 antagonists. Palonosetron is a selective 5-HT3 antagonist with an extended half-life in Phase 3 development for the prevention of CINV.

Palonosetron has been tested in a randomized, double blind dose-ranging Phase 2 trial at multiple sites throughout the U.S. that evaluated its efficacy and safety when administered in a single intravenous dose for the prevention of nausea and vomiting in patients receiving chemotherapy that routinely causes vomiting. The most frequent adverse events associated with palonosetron are similar to those seen with other 5-HT3 antagonists and include headache and constipation. Based on these results, Helsinn initiated a Phase 3 clinical trial program that is intended to enroll more than 1,900 patients in several well-controlled, double-blind trials comparing palonosetron to currently available 5-HT3 antagonists at approximately 80 centers in North America and Europe. Based on the extended half-life of palonosetron and the results of the Phase 2 trial, its efficacy will be assessed over Day 2 through Day 5 following treatment, in addition to the primary efficacy measure of pathologic complete response during the 24-hour period after the start of chemotherapy. Completion of the Phase 3 trials could allow for new drug application submission in the United States in the first half of 2002. When launched, palonosetron will compete in the $1 billion North American CINV market.

MG98 and Small Molecule DNA Methyltransferase Inhibitor Programs

MethylGene Inc.

In August 2000, as part of our strategy to expand our portfolio of marketed and development stage anti-cancer products, we entered into an exclusive license, research and development agreement with MethylGene for North America rights to its proprietary anti-cancer product candidate MG98 and its DNA methyltransferase small molecule inhibitor program. A United States patent has issued on a method for reversing the tumorigenic state of a cell by administering an agent affecting the DNA methyltransferase target. MethylGene is a chemistry-driven, rational drug design and development company focused on the inhibition of enzyme targets that are associated with disease. It pursues two approaches to enzyme inhibition: rationally designed mRNA inhibitors that block the production of enzymes and rationally designed small molecule inhibitors that block the activity of enzymes.

DNA Methylation

DNA methylation, the attachment of a small molecule known as a methyl (CH3) group to DNA, affects which genes will be expressed. DNA methyltransferase is an enzyme that is vital to controlling the methylation of DNA and therefore regulation of gene expression. This process normally occurs in a controlled manner within cells. However, in certain circumstances, over-production of DNA methyltransferase can lead to hypermethylation of DNA and improper gene expression. For example, if tumor suppressor genes are hypermethylated, expression of these genes is turned off and cancer may develop.

Hypermethylation has been observed to occur in a wide variety of human cancers. In preclinical testing, MethylGene has demonstrated that blocking the production or activity of DNA methyltransferase reduces DNA methylation of several important tumor suppressor genes, resulting in the re-establishment of gene expression and the loss of tumor-like characteristics in cells. The following table is a partial listing of tumor suppressor and several other key genes implicated in cancer progression that have been shown to be prone to hypermethylation, along with their rate of incidence:

                                 Methylated Tumour
      Human Cancers              Suppressor Genes                           Incidence
------------------------     -----------------------      -------------------------------------------
Head and Neck                p16INK4A                     47%

                             MGMT(1)                      25-33%


Renal                        p16INK4A                     20%

                             TIMP-3                       78%

                             VHL                          11%

                             GST(pi)                      20%


Myelodysplastic syndrome     p15INK4B                     42%


Leukemias and Lymphomas      p73                          30% (acute lymphoblastic leukemia)
                                                          30% (Burkitt's lymphoma)

                             HIC1                         83% (acute myelogenous leukemia)

                             p15INK4B                     71-94% (acute myelogenous leukemia)
                                                          24% (chronic myelogenous leukemia)

                             MGMT(1)                      25% (lymphoma)


Breast                       BRCA1                        13%
                                                          67% (medullary), 55% (mucinous)

                             HIC1                         67%

                             p16INK4A                     31%

                             GST(pi)                      30%


Colorectal                   MGMT(1)                      40%

                             p16INK4A                     40%

                             p14ARF                       28% (carcinomas), 32% (adenomas)

                             APC                          18%

                                 Methylated Tumour
      Human Cancers              Suppressor Genes                           Incidence
------------------------     -----------------------      -------------------------------------------
Lung                         p16INK4A                     61% (squamous cell), 25% (non small cell)

                             RAR(beta)                    62% (small cell lung), 43% (non small cell)

                             H-Cadherin                   45% (non small cell)

                             DAP Kinase                   44% (non small cell)

                             RASSF1                       40% (primary lung)

                             MGMT(1)                      25% (non small cell)


Prostate                     Estrogen receptor(2)         95% (grade III-V)

                             GST(pi)                      91%

                             PTEN/MMAC1                   50%

                             Androgen receptor(2)         13%

MG98 Program

MG98 is a novel mRNA approach to inhibiting gene expression of the nuclear enzyme DNA methyltransferase by blocking the production of DNA methyltransferase. Due to the precise interaction with a specific piece of mRNA, mRNA inhibitors are highly selective, thus minimizing side effects. In 1998, the FDA approved the first mRNA inhibitor for human use against cytomegalovirus infections. There are currently several human clinical trials of mRNA inhibitor ongoing throughout the world targeting cancers, inflammatory processes and infectious agents.

Based on preclinical studies and Phase 1 clinical data, we believe that MG98:

         o binds to DNA methyltransferase mRNA and inhibits subsequent production of protein in a dose dependent manner;

         o allows tumor suppressor genes to restore cell growth regulation; and

         o        inhibits the growth of human tumors.

Clinical Development of MG98

In two Phase 1 clinical trials conducted by MethylGene, 27 cancer patients refractory to standard therapy received MG98. Phase 1 clinical trials are conducted in small patient populations and are not designed to measure efficacy. However, investigators participating in one of the Phase 1 clinical trials have observed anti-cancer activity in five patients. Of these patients:

         o One patient with metastatic renal cell cancer experienced an objective partial response. The metastatic tumor shrank 75 percent and the patient remained in the trial through 14 courses, or 14 months, of MG98 therapy; and

         o Four patients experienced stable disease, including one patient with mesothelioma (a tumor that affects a patient's lungs), who experienced stable disease through at least seven courses of therapy.

To date, MG98 has been well tolerated and has occasionally caused the following reversible side-effects: fatigue, anorexia, fever, chills and elevated liver enzymes. Generally, patients who have withdrawn from the trials have done so due to progressive disease.

DNA methyltransferase mRNA levels in peripheral blood cells from patients were used as a potential surrogate marker of drug effect. Analysis of DNA methyltransferase mRNA in peripheral blood cells demonstrated that MG98 reduced DNA methyltransferase mRNA levels in six of ten patients evaluated to date by at least 40 percent, and that this reduction could be sustained for six months and may correlate with clinical anti-cancer activities. This potential surrogate marker for correlating molecular and clinical outcome may be useful in clinical trials.

A Phase 2 clinical trial with MG98 for the treatment of head and neck cancer was initiated in November 2000. Head and neck cancer was chosen for the first Phase 2 trial primarily because it affords the opportunity to obtain biopsies. With these samples of tumor, we intend to compare the level of DNA methyltransferase inhibition in the tumor with peripheral blood levels of DNA methyltransferase and with clinical outcome. We believe that characterization of peripheral blood levels of DNA methyltransferase as a potential surrogate marker of the drug's activity may provide important information for further development of MG98. In addition, this data may provide a way to screen for cancer patients who have elevated DNA methyltransferase levels and therefore would be most likely to experience a benefit from treatment with MG98. Other reasons for choosing head and neck cancer for the first Phase 2 trial include the fact that 47 percent of head and neck cancer patients have methylated p16 tumor suppressor genes that causes inactivation of those genes, and current therapies are only marginally effective, resulting in a five-year survival rate of five percent in patients with metastatic head and neck cancer.

Additional Phase 2 trials planned for 2001 include one for renal cell cancer patients and one for myelodysplastic syndrome or acute myelogenous leukemia patients. These diseases have been identified as tumor targets for treatment with MG98 because of the relatively high rate of methylation in these cancers and observation of anti-cancer activity with MG98 or demethylating agents.

In preclinical testing, MG98 has demonstrated additive or synergistic effects when combined with marketed chemotherapies. Combination use of MG98 could be an important area of investigation given the prospect that the well tolerated MG98 could slow or stop the growth of tumor while chemotherapy could then reduce or eliminate the remaining tumor cells. Investigation will continue into likely combinations for initiation of drug combination trials with MG98.

Other DNA Methyltransferase Inhibitors

As part of our license agreement with MethylGene, we will collaborate to select a small molecule inhibitor of DNA methyltransferase for further development. MethylGene has cloned and expressed DNA methyltransferase and has been actively working to determine its three-dimensional structure. As this effort progresses, it is expected that computational tools will be used to model DNA methyltransferase and perform virtual screening of compound libraries to help select small molecules that may block the activity of DNA methyltransferase. In addition to any preclinical testing done by MethylGene, we plan to conduct the necessary preclinical and toxicology studies to file an investigational new drug application with the FDA and initiate human clinical trials once a small molecule candidate has been selected for further development. Small molecule inhibitors are seen as complementing MG98 since early preclinical studies that combine MG98 with small molecule DNA methyltransferase inhibitors have demonstrated synergistic activity.

Sales and Marketing

As of March 2001, we promote our products in the United States directly to radiation oncologists, select medical oncologists, hematology oncologists, rheumatologists and internal medicine physicians, and other physician specialists using our 50-person sales organization, which includes 42 sales representatives, each assigned to a geographic territory. Our sales organization will continue to be used to promote our current and future oncology products in the United States.

In addition, we have an in-house marketing, manufacturing and commercial management staff of 17 persons who support our commercial activities. We use a variety of marketing programs to reach our targeted audiences, including distribution of product-specific brochures in face-to-face meetings and direct mailings, exhibits at select medical meetings and journal advertising. Our sales and marketing organizations are highly trained and experienced.

We use international partnerships to commercialize our products outside the United States. We currently have agreements with Novartis Ophthalmics AG (formerly CIBA Vision AG), Kissei Pharmaceutical Co., Ltd. and Pharmacia Corporation to develop and commercialize Salagen Tablets for the European, Japanese and Canadian markets, respectively. We receive payments based upon product sales in these territories. We also have distribution agreements for Salagen Tablets in Israel, Korea and Singapore. Under these distribution agreements, we receive milestone payments, licensing payments based on product sales and other payments depending on the territory.

Research and Development

We maintain active drug development programs for all of our new drug candidates and commercialized products. Current drug development efforts are primarily focused on irofulven. We are also participating in post-marketing studies to support the continuing commercialization of Salagen Tablets. Our research and development expenses increased from 1999 to 2000 due to the expanding clinical trial program for irofulven and expenses related to the new license research and development agreement with MethylGene. We anticipate that our research and development expenses will increase significantly over the next several years as we pursue multiple development paths for irofulven and the development of palonosetron, MG98 and other product candidates.

We have incurred significant research and development costs in the past and believe that substantial capital resources will be required to support current and future development programs. We spent approximately $5.3 million in 1998, $6.7 million in 1999 and $17.2 million in 2000 on research and development. In recent years, from 50 to 80 percent of our research and development expense was attributable to contracts with third parties. Approximately 80 percent of our research and development expense in 2000 was attributable to third party services, license fees or FDA user fees. Funding for research and development is expected to come from internally generated funds, joint ventures, strategic alliances or other sources of capital, including equity or debt offerings. We also pursue product acquisitions in order to expand our development pipeline.

Successful drug development requires a broad spectrum of scientific, clinical and product development expertise. As part of our strategy, we do not directly conduct basic research or traditional drug discovery activities because we primarily intend to acquire rights to product candidates that are in the human clinical stage of development. This approach substantially reduces our research risk due to product failure and eliminates the need for direct investment in discovery research laboratories and personnel.

We manage our human clinical development of product candidates by selectively outsourcing certain activities. We have in-house medical communications capabilities and regulatory affairs expertise which allow us to maintain support systems, monitor adverse drug experience reporting, and file new drug applications with the FDA. We outsource other development activities, such as the conduct of preclinical studies and clinical trials, product formulation and production of product candidates for use in clinical trials.

We expect to continue to contract with third parties until it is necessary and economical to add these capabilities internally. As of March 19, 2001, we employed 39 persons in research and development, regulatory affairs and product formulation.

International Alliances

Dainippon Pharmaceutical Co., Ltd.

In October 1995, we entered into a development and commercialization payments agreement with Dainippon under which we granted an exclusive license to Dainippon to develop and commercialize acylfulvenes, including irofulven, in Japan. Dainippon granted back to us an irrevocable, exclusive, royalty-free license allowing us to use any technology or data developed by Dainippon relating to the acylfulvenes. If a resulting product has not been launched in Japan by October 2005, we may terminate the license unless Dainippon elects to make license continuation payments on a quarterly basis. Dainippon paid us initial and continuing quarterly milestone payments totaling $11.1 million through April 2000 of which the final $100,000 was received in April 2000. Under the terms of the agreement, from April 2000 through January 1, 2002, $4.3 million in deposit payments are scheduled to be received. As of December 31, 2000, we had received $1.6 million of these deposit payments. Our repayment is due on April 1, 2002, or receipt of initial marketing approval in Japan, whichever is later. Dainippon may elect to receive the deposit repayment in cash, as a credit toward delivery of bulk drug substance or in shares of our common stock. Dainippon also agreed to pay us a portion of any non-royalty payments made by a sublicensee to Dainippon. Unless terminated earlier by the parties for cause or by mutual agreement, the term of the agreement is for the term of our patents in Japan, or ten years from the date of the last regulatory approval in Japan, whichever is later. Thereafter, the agreement automatically renews for additional one year periods. Dainippon may terminate the agreement before receipt of marketing authorization upon six months prior written notice, or after receipt of marketing authorization for competitive reasons upon one year prior written notice.

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

Kissei Pharmaceutical Co., Ltd.

In December 1994, we entered into a license agreement with Kissei under which we granted to Kissei an exclusive, royalty-bearing license to develop and commercialize Salagen Tablets in Japan. Kissei is currently conducting its pivotal clinical program of Salagen Tablets for the symptoms of radiation-induced xerostomia in head and neck cancer patients. Kissei granted back to us an irrevocable, non-exclusive, royalty-free license allowing us to use any technology or data developed by Kissei relating to Salagen Tablets. Kissei paid us an initial license fee upon execution of the agreement and agreed to pay us additional milestone payments. Through December 31, 2000, we have received an aggregate of $2.5 million in license fees and milestone payments under the agreement. There are no additional milestone payments due under the agreement. In addition, Kissei agreed to pay us royalties equal to a certain percentage of net sales revenues, subject to annual minimum requirements. Unless earlier terminated by the parties for cause or by mutual agreement, the term of the agreement is for ten years from the date Salagen Tablets are launched in Japan. Thereafter, the agreement automatically renews for additional one year periods.

Novartis Ophthalmics AG (formerly CIBA Vision AG)

In April 2000, we entered into a license agreement with Novartis under which we granted Novartis an exclusive, royalty-bearing license to develop and commercialize Salagen Tablets in Europe, Russia and other European countries. To date, Novartis has launched the sale of Salagen Tablets in the UK and Germany. Novartis granted to us an irrevocable, non-exclusive, royalty-free license allowing us to use any technology or data developed by Novartis relating to Salagen Tablets. Simultaneous with this agreement, the previous agreements with Chiron B.V. for Salagen Tablet rights in Europe were terminated. Novartis agreed to pay us $1.5 million of net license fees upon completion of transfer activities and additional milestone payments if specified sales targets are achieved. Through December 31, 2000, we had received one half of these fees. Further, Novartis agreed to pay us royalties equal to a percentage of net sales revenues. Unless earlier terminated by the parties, the term of the agreement is for 12 years and may be extended for additional two-year periods.

In addition, we simultaneously entered into a supply agreement with Novartis under which we agree to supply Novartis' requirement of Salagen Tablets until the termination of the license agreement with Novartis.

Pharmacia Corporation

In November 1994, we entered into a license agreement with Pharmacia Corporation, under which we granted to Pharmacia Corporation an exclusive, royalty-bearing license to develop and commercialize Salagen Tablets in Canada. Pharmacia granted to us an irrevocable, non-exclusive, royalty-free license allowing us to use any technology or data developed by Pharmacia relating to Salagen Tablets. Pharmacia paid us an initial license fee of $75,000 upon execution of the agreement and agreed to pay us royalties equal to a percentage of net sales revenues, subject to annual minimum requirements. Sales of Salagen Tablets began in 1997. Through December 31, 2000, we had received $1.3 million in royalty payments under the agreement. In addition, we agreed to pay Pharmacia royalties if we promote Salagen Tablets in Canada in the first or second year following termination of the agreement. Unless earlier terminated by the parties for cause or by mutual agreement, the term of the agreement is for seven years from the date of first commercial sales of Salagen Tablets in Canada. Thereafter, the agreement continues for an additional two-year period and thereupon automatically expires unless extended by the parties. After the initial commercial period concludes in January 2004, either party may terminate the agreement upon one year prior written notice.

In addition, we entered into a supply agreement with Pharmacia in November 1994 pursuant to which we agree to supply Pharmacia's requirement of the product until the termination of the License Agreement with Pharmacia or our agreement with Merck KgaA, our raw material supplier, whichever is earlier.

Technology In-licensing Agreements

Acylfulvenes, Including Irofulven

In August 1993, we entered into an exclusive license agreement with the Regents of the University of California. Under the agreement, the university granted to us an exclusive, worldwide, royalty-bearing license for the commercial development, manufacture, use and sale of acylfulvene analogs, methods of synthesizing acylfulvene analogs and methods of treating tumors using acylfulvene analogs. We have been developing irofulven under this license. We paid the university an initial license fee upon execution of the agreement and agreed to pay license maintenance fees on each anniversary of the execution of the agreement until we submit the first new drug application relating to the analogs to the FDA. In addition, we make development milestone payments prior to commercialization of the product. We have also agreed to pay royalties on annual net sales revenues, subject to annual minimum requirements. Through December 31, 2000, we have made approximately $650,000 in cash payments to the university under this agreement. Unless earlier terminated by the parties, the term of the agreement extends until the later of: (a) the expiration of the last-to-expire patent we have licensed; or (b) ten years from the date of the first commercial sale of products developed from the acylfulvene analogs.

MG98 and Other DNA Methyltransferase Inhibitors

In August 2000, we entered into a license, research and development agreement with MethylGene for two anti-cancer product programs. Under the agreement, MethylGene granted to us an exclusive, royalty-bearing license to develop and commercialize MG98 in North America for all therapeutic indications. The agreement also included similar rights to other DNA methyltransferase inhibitors for oncology and rheumatology indications. In exchange for the licenses, we agreed to:

         o        make initial cash payments to MethylGene;

         o make certain development milestone payments for both MG98 and the first DNA methyltransferase inhibitor that achieves such development milestones;

         o        purchase research services from MethylGene; and

         o        pay MethylGene royalties on annual future net sales revenue.

Through the time of the initial regulatory approvals in the United States and Canada, the initial and milestone cash payments would aggregate approximately $16 million for each of the two development programs. Unless earlier terminated by the parties, the term of the agreement extends until the later of: (a) the expiration of the last-to-expire patent we have licensed; or (b) ten years from the date of the first commercial sale of any licensed product.

Simultaneous with the execution of the license agreement, we entered into a stock purchase agreement. Under this agreement, we invested $3.8 million in August 2000 and we are committed to invest an additional $3.0 million in MethylGene common stock during 2001.

Palonosetron

On October 5, 2000, we entered into a letter of intent with Helsinn Healthcare SA to negotiate a license and distribution agreement for palonosetron in North America. Palonosetron is currently under development in Phase 3 clinical trials for the prevention of CINV. Upon execution of the letter of intent, we paid Helsinn a $5 million deposit. Upon execution of the license and distribution agreement, an additional license initiation fee would be paid and future milestone, royalty and product supply commitments would be made. If a license and distribution agreement is not concluded, varying portions of the $5 million deposit will be returned to us under conditions that generally result in $1 million being retained by Helsinn.

Mylocel Tablets

On January 25, 2001, we entered into a license and distribution agreement with Barr Laboratories for the commercialization in the United States of Mylocel Tablets, an FDA-approved oral tablet formulation of hydroxyurea manufactured by Barr Laboratories. Mylocel Tablets are a unique dosage form of an antineoplastic agent approved for the treatment of melanoma, resistant chronic myelocytic leukemia (CML), and recurrent, metastatic, or inoperable carcinoma of the ovary. Under the agreement, Barr granted to us an exclusive license to market and sell Mylocel Tablets in the United States. We will begin marketing and distributing the product late in the first quarter of 2001. Barr will receive a portion of all net profits from our sale of Mylocel Tablets for the term of the agreement. Unless earlier terminated by the parties, the term of the agreement extends for ten years, with automatic annual renewals. We may terminate the agreement upon 90 days notice after the first year. Barr may terminate the agreement (a) upon 120 days notice after the second year; or (b) upon 90 days notice if we do not meet minimum sales call activity during the first 12 months.

Hexalen Product Purchase Agreement

In November 2000, we purchased certain assets and assumed certain liabilities related to the Hexalen Capsules business from MedImmune. Hexalen Capsules are an orally administered cytotoxic drug that was approved for treatment of ovarian cancer in patients with persistent or recurrent disease following first-line therapy with Platinol and/or alkylating agent-based combination chemotherapy. Hexalen Capsules are approved for the treatment of ovarian cancer in 21 countries including the United States. We purchased worldwide rights subject to existing distribution agreements outside the United States. The purchase price was $7.2 million payable over an eighteen-month period and royalties are due on net sales or distribution margin.

Co-Promotion Agreements

In July 1999, we entered into a co-promotion agreement with Pharmacia for the exclusive promotion and marketing of Azulfidine EN-tabs to the rheumatology market in the United States. Under the agreement, we can earn promotion revenue based on our ability to increase Pharmacia sales of Azulfidine EN-tabs. Pharmacia will pay us one-half of all incremental net profits from any growth in sales of Azulfidine EN-tabs subsequent to the commencement of this co-promotion. The agreement has an initial term of 42 months, ending in March 2003. The agreement may be terminated earlier by the parties for cause or product manufacturing problems or if sales targets are not met. Through December 31, 2000, we have not recognized any promotional revenue under this agreement. We recently agreed to negotiate a mutual termination of the agreement.

In April 1999, we entered into a co-promotion agreement with Connetics Corporation for the promotion of Ridaura to the rheumatology market in the United States. Ridaura is an oral drug that slows joint destruction and the progression of rheumatoid arthritis. We received $250,000 per quarter for making a specified number of sales calls, for aggregate payments under this agreement of $1.5 million. The agreement concluded in September 2000.

In April 1999, we also entered into a co-promotion agreement with Connetics for the promotion of Luxiq Foam, 0.12% to the rheumatology market in the United States. Luxiq Foam is a medium-potency topical corticosteroid foam used for the treatment of scalp psoriasis and other corticosteroid-responsive skin disorders of the scalp. Corticosteroids constitute a class of primarily synthetic steroids used topically as anti-inflammatory agents. The agreement concluded in September 2000. We did not recognize any promotional revenue under this agreement.

Distribution Agreements

We entered into distribution agreements granting a license to the following exclusive, independent distributors to promote and distribute Salagen Tablets in the designated territories:

         o        Megapharm L.T.D. (Israel)--expires April 7, 2003;

         o        Hyundai Pharmaceutical (Korea)--expires February 26, 2006;

         o Pharma Forte (Singapore)--expires three years after regulatory approval in Singapore;

         o Universal Integrated Corp. (Taiwan)--expires eight years after regulatory approval in Taiwan; and

         o Euro Etika (Colombia)--expires seven years after regulatory approval in Colombia.

The distributors are required to obtain local authorizations in connection with the import/export and distribution of Salagen Tablets in their designated territory. We receive product supply payments and may receive distribution initiation fees.

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

We intend to carry at least a six month supply of inventory of each of our marketable products as safety stock. We have a policy to fill orders by wholesalers on demand, and do not intend to carry a backlog of orders at any time.

Salagen Tablets

We obtain pilocarpine hydrochloride, the active pharmaceutical ingredient for the manufacture of Salagen Tablets, under an exclusive supply and license agreement with Merck KgaA. The exclusive term of this agreement ends on December 31, 2007, and may be extended for additional five-year terms unless earlier terminated by the parties. Upon termination of the exclusive term, the agreement may continue for an indefinite period on a non-exclusive basis. The refined raw material is a semi-synthetic salt of an extract from plants grown and processed exclusively on carefully managed plantations in South America. We believe that the supply of pilocarpine hydrochloride is adequate for the foreseeable future. Salagen Tablets are currently manufactured for us at Global Pharm, Inc. (now known as Patheon Inc.) in Toronto, Ontario, Canada under a manufacturing agreement we entered into on December 12, 1995. The initial term of the agreement was four years, with automatic renewal periods of three years. This agreement may be terminated by either party upon three years' written notice. We may terminate the agreement upon the occurrence of a change in control or in the manufacturing capability or financial condition of Patheon.

Hexalen Capsules

Pharmaceutical grade altretamine for the manufacture of Hexalen Capsules is obtained from Heumann Pharma GmbH, a wholly owned subsidiary of Pharmacia, in Nurnberg, Germany, under a manufacturing and supply agreement. The initial term, which expires on September 30, 2001, will be automatically extended for one year and will automatically be extended for consecutive annual periods, unless either party notifies the other, in writing, of its intention not to renew at least one year prior to the expiration of any such subsequent year. The Hexalen Capsules finished product is currently manufactured pursuant to an agreement with AAI International in Wilmington, North Carolina, that we assumed. Absent written notice of termination by either party at least one year in advance of a renewal date, the term of the agreement will automatically renew for annual periods on January 1 of each year.

Mylocel Tablets

Under the license and distribution agreement with Barr Laboratories for Mylocel Tablets, Barr Laboratories is our sole supplier of product. Unless earlier terminated by the parties, the term of the agreement extends for ten years, with automatic annual renewals.

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

Co-Promotional Arrangement

Our co-promoted product, Azulfidine EN-tabs, is manufactured and distributed by its owner Pharmacia. We receive promotion fees based on sales of the co-promoted product. We are not involved in the manufacture of this product.

Irofulven and Other Development-Stage Pharmaceuticals

As a regular part of our business, we establish contract manufacturing arrangements for our development-stage pharmaceuticals, including irofulven. These arrangements include purchase orders, supply agreements and development-scale manufacturing contracts.

In April 2000, we entered into a development agreement with Abbott Laboratories for scale-up of the current fermentation process used to produce raw material for production of irofulven. The agreement also gives Abbott the opportunity to demonstrate its ability to produce the raw material on a commercial scale.

Patents and Proprietary Rights

We rely on patent rights, orphan drug designation, trade secrets, trademarks, and nondisclosure agreements to establish and protect our proprietary rights in our products in both the United States and selected foreign jurisdictions. Current patent and orphan drug status with respect to certain of our products is as follows:

          Subject           Status                     Issue Date                  Country
          -------           ------                     ----------                  -------
 Salagen Tablets for        Orphan drug                March 22, 1994              United States
 symptoms of
 radiation-induced
 xerostomia in head and
 neck cancer patients

 Salagen Tablets for        Orphan drug                February 11, 1998           United States
 symptoms of Sjogren's
 syndrome

 Irofulven and use of       Three patents issued,      August 8, 1995, June 4,     United States and various
 irofulven, as cancer       various patent             1996 and October 8, 1996    other countries
 therapy agent              applications pending

 Synthetic methods for      Three patents issued;      March 3, 1998, January 5,   United States and various
 preparing acylfulvenes     various patent             1999 and December 12, 2000  other countries
 and compounds useful       applications pending
 as intermediates for
 preparing acylfulvenes

 Substituted acylfulvene    Four patents issued;       August 8, 1995, August 3,   United States and various
 compounds and use as       various patent             1999, February 15, 2000     other countries
 cancer therapy agents      applications pending       and May 30, 2000
 (not including irofulven)

 Irofulven for treatment    Orphan drug                April 6, 1999               United States
 of pancreatic cancer

 Irofulven for treatment    Orphan drug                July 12, 1999               United States
 of ovarian cancer

 Irofulven for treatment    Orphan drug                July 27, 1999               United States
 of renal cell carcinoma

 MG98 antisense compound    Seven patents issued;      November 26, 1996           United States and various
 for treatment of cancer    various patent             July 29, 1997               other countries
                            applications pending       July 6, 1999
                                                       February 1, 2000
                                                       April 25, 2000
                                                       May 23, 2000 and
                                                       February 6, 2001

          Subject           Status                     Issue Date                  Country
          -------           ------                     ----------                  -------
 Small molecule inhibitors  One U.S. patent issued;    February 6, 2001            United States and various
 of DNA Metase for          three patent applications                              other countries
 treatment of cancer        pending

 Palonosetron and process   Four U.S. patents issued;  April 13, 1993              United States and various
 for preparation            various patent             April 23, 1996              other countries
                            applications pending       November 19, 1996
                                                       November 22, 1996

The term of a U.S. patent issued from an application filed before June 8, 1995 is the longer of 17 years from its issue date or 20 years from its effective filing date. The term of a U.S. patent issuing from an application filed on or after June 8, 1995 is 20 years from its effective filing date. All of the U.S. patents covering irofulven or its use were issued from applications filed before June 8, 1995. The Drug Price and Competition and Patent Term Restoration Act of 1984, the Generic Animal Drug Act, and the Patent Term Restoration Act generally provide that a patent relating to, among other items, a human drug product, may be extended for a period of up to five years by the U.S. Commissioner of Patents and Trademarks if the patented item was subject to regulatory review by the FDA before the item was marketed. Under these acts, a product's regulatory review period (which consists generally of the period from the time when the exemption to permit clinical investigations becomes effective until the FDA grants marketing approval for the product) forms the basis for determining the length of the extension an applicant may receive. There can be no assurance that any issued patents will be extended in term.

We have obtained extensive patent protection for irofulven and the other acylfulvene analogs. However, we can make no assurances that any issued patent, whether domestic or foreign, will provide significant patent protection. Further, patent positions of pharmaceutical companies are generally uncertain and involve complex legal and factual issues. Therefore, although we believe our patents are valid, we cannot predict with any precision the scope or enforceability of the claims allowed thereunder. In addition, there can be no assurance that our patent applications will result in issued patents, that issued patents will provide an adequate measure of protection against competitive technology which could circumvent such patents, or that issued patents would withstand review and be held valid by a court of competent jurisdiction. Furthermore, there can be no assurance that any issued patents will not be infringed or otherwise circumvented by others.

Orphan drugs are currently provided seven years of marketing exclusivity for an approved indication following approval to market by the FDA. Orphan drug designation for our products does not, however, insulate us from other manufacturers attempting to develop an alternate drug for the designated indication, or the designated drug for another, separate indication.

We also rely on trade secrets and continuing innovation that we seek to protect with reasonable business procedures for maintaining trade secrets, including confidentiality agreements with our collaborators, employees and consultants. There can be no assurance that these agreements will not be breached, that we will have adequate remedies for any breach or that our trade secrets and proprietary know-how will not otherwise be known or be independently discovered by competitors.

In addition to the patents which form the basis of the pharmaceutical focus of this company, we also own four U.S. patents which claim maize plants that are resistant to certain herbicides and that also claim methods for producing such resistant plants. These patents were issued between 1988 and 1998. While these patents have been licensed to American Cyanamid, we may still incur expenses associated with any litigation, interference or other administrative proceedings related to these patents.

Trademarks

We have obtained registration of the Salagen trademark in the United States and certain foreign jurisdictions. In addition, we have been assigned the Hexalen trademark in the United States and certain foreign jurisdictions and we use the federally registered Didronel I.V. trademark under a license with Procter & Gamble, the Azulfidine EN-tabs trademark under a license with Pharmacia, and the Mylocel trademark under a license with Barr Laboratories.

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

Cevimeline hydrochloride, owned by Snow Brand Pharmaceuticals, Inc. and marketed by Daiichi Pharmaceuticals in the United States, was approved in January 2000 by the FDA as a treatment for dry mouth symptoms associated with Sjogren's syndrome. This competing product had obtained less than 20 percent of the saliva producing drug market in the United States by the end of 2000. It is too soon for us to estimate what ultimate effect this competing compound will have on the overall size of the Sjogren's syndrome market and future demand for Salagen Tablets, but modest growth in sales of Salagen Tablets continued in 2000. A product marketed by MedImmune, Inc., amifostine, was approved in June 1999 by the FDA for reducing the incidence of radiation-induced dry mouth in post-operative head and neck cancer patients. Salagen Tablets are approved in part for the treatment of dry mouth symptoms resulting from radiation used to treat head and neck cancer patients. Due to the more restricted patient population for amifostine, as well as other factors such as price and invasive administration, we currently believe that amifostine will not have a significant impact on sales of Salagen Tablets. We are also aware of other products currently under development that could compete with Salagen Tablets.

The exclusivity period afforded by orphan drug status for Salagen Tablets as a treatment for symptoms of radiation-induced xerostomia in head and neck cancer patients will end in March 2001. Competitors could develop and introduce generic drugs comparable to Salagen Tablets, or drugs or other therapies that address the underlying causes of the symptoms that Salagen Tablets treat. There can be no assurance that we will be successful in our plan to gain product specific protection for each of our pharmaceuticals or that developments by others will not render our products noncompetitive or obsolete.

Many companies of all sizes, including large pharmaceutical companies as well as specialized biotechnology companies, are developing cancer therapy drugs that will compete with irofulven, if it is approved for sale. There are also a number of products already on the market that will compete directly with irofulven if it is approved. In addition, colleges, universities, governmental agencies and other public and private research institutions will continue to conduct research and may develop new cancer therapies which would render our cancer therapy drug candidates obsolete or non-competitive. Many of our competitors in the cancer therapy market also have substantially greater financial, research and development, human and other resources than we do.

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

The FDA has established mandatory procedures to regulate the manufacturing and testing process regarding the identity, strength, quality and purity of a product. Following initial formulation, the steps required before any new prescription pharmaceutical product may be marketed in the United States include
(1) preclinical laboratory and animal tests; (2) the submission to the FDA of an investigational new drug application; (3) adequate and well-controlled clinical trials to establish the safety and efficacy of the drug; (4) the submission of a new drug application to the FDA; and (5) FDA approval of the new drug application prior to any commercial sale.

Typically, preclinical studies are conducted in the laboratory and in animal model systems to gain preliminary information on the drug's efficacy and to identify any significant safety problems. The results of these studies are submitted to the FDA as part of the investigational new drug application. Testing in humans may commence 30 days after the investigational new drug application has been filed unless the FDA issues a "clinical hold." Some animal studies may be performed throughout the development process.

A three-phase clinical program is usually required for FDA approval of a pharmaceutical product, unless "accelerated approval," is granted. Phase 1 clinical trials are conducted to determine the metabolism and pharmacologic action of the product plus assess the side effects associated with increasing doses of the product. Most Phase 1 trials are conducted with healthy volunteers. Phase 1 cancer trials are conducted with cancer patients. Following establishment of a recommended dose from Phase 1 testing, a Phase 2 clinical trial is conducted for dose-finding and to gain exploratory therapeutic evidence as to the safety and efficacy of the product among patients with the disease being studied. A Phase 3 confirmatory therapeutic clinical trial is conducted on a broader patient population, including patients with multiple disease states and taking one or more medications, to provide sufficient data for the statistical evidence of safety and efficacy that are necessary to evaluate the overall benefit and risk relationship in a defined patient population. Phase 2 and Phase 3 trials are usually multi-center trials in order to achieve greater statistical validity and to have a broader patient population that is more representative of the population of the U.S. Phase 4 trials, or post-marketing trials, may be required under "accelerated approval" or to provide additional data on safety or efficacy.

Upon completion of clinical testing which demonstrates that the product is safe and effective for a specific indication, a new drug application may be filed with the FDA. This application includes details of the testing processes, preclinical studies, clinical trials, as well as chemical, analytical, manufacturing, packaging and labeling information. FDA approval of the application is required before the applicant may market the new product.

Even after initial FDA approval has been obtained, further studies may be required to provide additional data on safety or efficacy for current indications, or in order to obtain approval for uses other than those for which the product was initially tested. Moreover, such approval may entail limitations on the indicated uses for which a drug may be marketed. Even if FDA approval is obtained, there can be no assurance of commercial success for any product. Post-marketing testing may be, and surveillance programs are, required. The FDA may require withdrawal of an approved product from the market if any significant safety issues arise while a product is being marketed. In addition, before, during and after the process of approval, our prescription drug products must all be manufactured in accordance with current "good manufacturing practices" as set forth by the FDA. Marketing of products is also regulated by the FDA.

In November 1997, the FDA Modernization Act was enacted and incorporated a definition and codification of "fast track" product designation. Fast track programs are designed to facilitate the development and expedite the review of new drugs that are intended to treat serious or life-threatening conditions, and that demonstrate the potential to address unmet medical needs. Fast track emphasizes close, early communications between the FDA and sponsor to improve the efficiency of preclinical and clinical development, and to reach agreement on the design of the major clinical efficacy studies that will be needed to support approval. Under the fast track program, a sponsor also has the option to submit and receive comments on parts of the new drug application on a rolling schedule approved by the FDA, which expedites the review process.

Fast track designation also ordinarily allows a product to be considered for accelerated approval through the use of surrogate endpoints to demonstrate effectiveness. Under accelerated approval, the manufacturer must continue with the clinical testing of the product after marketing approval in order to validate that the surrogate endpoint did predict meaningful clinical benefit. These post-marketing studies may take several years to complete. If the post-marketing studies do not demonstrate the safety and effectiveness of a product, the FDA will withdraw fast track approval.

The orphan drug provisions of the Federal Food, Drug, and Cosmetic Act provide incentives to drug and biologics manufacturers to develop and manufacture drugs for the treatment of rare diseases, currently defined as diseases that exist in fewer than 200,000 individuals in the U.S. or, for a disease that affects more than 200,000 individuals in the U.S., where the sponsor does not realistically anticipate that its product will become profitable. Under these provisions, a manufacturer of a designated orphan product can seek tax benefits, and the holder of the first FDA approval of a designated orphan product will be granted a seven year period of marketing exclusivity for that product for the orphan indication. While the marketing exclusivity of an orphan drug would prevent other sponsors from obtaining approval of the same compound for the same indication, it would not prevent other types of drugs from being approved for the same indication.

The health care industry is changing rapidly as the public, government, medical professionals and the pharmaceutical industry examine ways to broaden medical coverage while controlling health care costs. Potential approaches that may affect us include managed care initiatives, pharmaceutical buying groups, formulary requirements, various proposals to offer an expanded Medicare prescription benefit and efforts to regulate the marketing and pricing of pharmaceuticals, including oncology products. We are unable to predict when any proposed health care reforms will be implemented, if ever, or the effect of any implemented reforms on our business. Federal, state and local environmental laws and regulations do not materially affect our operations and we believe that we are currently in material compliance with such applicable laws and regulations.

Employees

As of March 19, 2001, we had 133 employees. Of our employees, 67 are engaged in our marketing, selling and manufacturing effort, 39 are involved in pharmaceutical development, including regulatory affairs and product formulation, and 27 are in other management or administrative positions. None of our employees is represented by a labor union or is subject to a collective bargaining agreement. We believe that our relations with our employees are satisfactory.

Facilities

We currently lease approximately 27,000 square feet of office space in Bloomington, Minnesota, for $35,000 per month. The initial term of this lease expires in July 2005, with an option for renewal. In January 2001, we executed an agreement for new office space, with an anticipated move date of May

2001. Under the new agreement, we will lease approximately 75,000 square feet of office space in Bloomington, Minnesota for approximately $95,000 per month. The initial term of this agreement is seven years, with two options for renewal, each for an additional three-year period. We intend to sublease our current facility space.

Legal Proceedings

We are not currently a party to any material legal proceedings.

Item 2. Properties

We lease office space as described above under "Facilities" in Item 1-Business.

Item 3. Legal Proceedings

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

                                     PART II

Item 5. Market for Registrant's Common Stock and Related Stockholder Matters

Our common stock trades on the Nasdaq National Market under the symbol "MOGN." As of March 14, 2001, we had 767 shareholders of record and 16,553,489 shares of common stock outstanding. We have never paid cash dividends on our common stock and have no present intention of paying cash dividends on our common stock.

The following table lists the high and low trading prices for our common stock as reported by the Nasdaq National Market during the quarters listed. Prices represent transactions between dealers and do not reflect retail markups, markdowns, or commissions, and may not necessarily represent actual transactions.

                                   High           Low
                                   ------------   ------------
1999
First Quarter                      $      13.88   $       7.00
Second Quarter                            12.13           8.25
Third Quarter                             14.75          10.00
Fourth Quarter                            14.38           9.75

2000
First Quarter                      $      54.75   $      11.50
Second Quarter                            42.50          14.88
Third Quarter                             35.25          25.31
Fourth Quarter                            30.94          16.00

Item 6. Selected Financial Data

                             Selected Financial Data

                                MGI PHARMA, INC.

                      (in thousands, except per share data)

                                                         Year Ended December 31,
                              -------------------------------------------------------------------------------
                                  1996             1997            1998             1999            2000
                              -------------    -------------   -------------    -------------   -------------
Statement of Operations Data:
   Revenues:
     Sales................... $       6,460    $       9,345   $      12,945    $      18,643   $      21,333
     Promotions..............            --               --             756            1,088             770
     Licensing...............         2,335            3,275           3,342            4,955           3,109
                              -------------    -------------   -------------    -------------   -------------
                                      8,795           12,620          17,043           24,686          25,212
   Costs and expenses:
     Cost of sales...........           678              768             939            1,209           1,627
     Selling, general and
       administrative........         7,659            9,339          10,989           12,713          18,295
     Research and
       development...........         7,865            4,989           5,302            6,677          17,241
     Amortization............            --               --              --               --              98
                              -------------    -------------   -------------    -------------   -------------
                                     16,202           15,096          17,230           20,599          37,261
                              -------------    -------------   -------------    -------------   -------------

   Income (loss) from
     operations..............        (7,407)          (2,476)           (187)           4,087         (12,049)
   Interest income...........           950              876             806              966           2,146
                              -------------    -------------   -------------    -------------   -------------
   Income (loss) before
     taxes and cumulative
     effect of change in
     accounting principle....        (6,457)          (1,600)            619            5,053          (9,903)
   Provision for income
     taxes...................           165              185             205              321             148
                              -------------    -------------   -------------    -------------   -------------
   Net income (loss) before
     cumulative effect of
     change in accounting
     principle...............        (6,622)          (1,785)            414            4,732         (10,051)
   Cumulative effect of
     change in accounting
     principle...............            --               --              --               --          (9,403)
                              -------------    -------------   -------------    -------------   -------------
   Net income (loss)......... $      (6,622)   $      (1,785)  $         414    $       4,732   $     (19,454)
                              =============    =============   =============    =============   =============

   Basic:
     Income (loss) before
       effect of accounting
       change................ $       (0.50)   $       (0.13)  $        0.03    $        0.32   $       (0.63)
     Cumulative effect of
       accounting change.....            --               --              --               --           (0.59)
                              -------------    -------------   -------------    -------------   -------------
     Net income (loss)....... $       (0.50)   $       (0.13)  $        0.03    $        0.32   $       (1.22)
                              =============    =============   =============    =============   =============

   Assuming dilution:
     Income (loss) before
       effect of accounting
       change................ $       (0.50)   $       (0.13)  $        0.03    $        0.30   $       (0.63)
     Cumulative effect of
       accounting change.....            --               --              --               --           (0.59)
                              -------------    -------------   -------------    -------------   -------------
     Net income (loss)....... $       (0.50)   $       (0.13)  $        0.03    $        0.30   $       (1.22)
                              =============    =============   =============    =============   =============

   Weighted average number
     of common shares
     outstanding:
     Basic...................        13,179           14,116          14,368           14,742          15,990
     Assuming dilution.......        13,179           14,116          14,966           15,633          15,990

                                                              Dec. 31,  Dec. 31,   Dec. 31,   Dec. 31,  Dec. 31,
                                                                1996      1997       1998       1999      2000
                                                                ----      ----       ----       ----      ----
Balance Sheet Data:
   Cash, cash equivalents and short-term investments........  $ 17,888     15,056     17,081    24,151    29,899
   Working capital..........................................    15,820     13,981     16,096    23,240    26,042
   Total assets.............................................    20,163     18,191     21,122    28,974    52,744
   Total liabilities........................................     3,796      3,172      4,011     4,329    26,698
   Accumulated deficit......................................   (72,458)   (74,243)   (73,828)  (69,097)  (88,551)
   Total stockholders' equity...............................    16,367     15,019     17,111    24,644    26,046

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation

Overview

We are an oncology-focused pharmaceutical company that acquires, develops and commercializes proprietary products that meet patient needs. We focus our sales efforts solely within the United States and create alliances with other pharmaceutical or biotechnology companies for the commercialization of our products in other countries.

We promote products directly to physicians in the United States using our own specialty sales force. These products include our Salagen(R) Tablets (pilocarpine hydrochloride), Hexalen(R) Capsules (altretamine), and Didronel(R) I.V. Infusion (etidronate disodium), and we co-promote products with other companies. Salagen Tablets are approved in the United States for two indications: symptoms of radiation-induced dry mouth in head and neck cancer patients and the symptoms of dry mouth associated with Sjogren's syndrome, an autoimmune disease that damages the salivary glands. Sales of Salagen Tablets in the United States accounted for 96 percent of our product sales during 2000. Didronel I.V. Infusion is approved for the treatment of hypercalcemia (elevated blood calcium) in late-stage cancer patients. Hexalen Capsules, which we are selling since we acquired the product from MedImmune, Inc. in November 2000, are an orally administered chemotherapeutic agent approved in the United States for the treatment of refractory ovarian cancer in patients. Co-promoted products continue to be owned and distributed by the co-promotion partners, so we recognize promotion fee revenue, rather than product sales revenue, for these products. Outside the United States, we commercialize our products through various alliances from which we recognize licensing revenues. We have licensing agreements with several international pharmaceutical companies to develop and commercialize Salagen Tablets in Europe, Canada and Japan. Exclusive rights in Japan to irofulven and other acylfulvenes were granted to Dainippon Pharmaceutical Co., Ltd., under a development and commercialization agreement in 1995. We rely on third parties to manufacture our commercialized and development stage products.

Our current product development efforts include preclinical studies and clinical trials for irofulven, the lead product candidate in our novel family of proprietary cancer therapy compounds called the acylfulvenes. During 2000, we broadened the scope of our development activities by licensing exclusive North American development and commercial rights to MG98 and other inhibitors of DNA methyltransferase, an enzyme that has been associated with rapid tumor growth. In addition, in October 2000, we made a $5 million deposit toward the license of palonosetron, a cancer supportive care product candidate in Phase 3 development for chemotherapy-induced nausea and vomiting. We also provide ongoing clinical support of Salagen Tablets.

Results of Operations

Revenues

Sales: Total sales revenue increased 44 percent from $12,944,620 in 1998 to $18,643,168 in 1999, and increased 14 percent to $21,333,229 in 2000. The increases in sales revenue resulted from higher unit sales derived from an increase in demand for Salagen Tablets, as well as increases in the price of Salagen Tablets. We expect total product sales revenue to increase 10 to 15 percent in 2001.

Sales of Salagen Tablets in the United States provided 95 percent of our product sales in 1998, 97 percent in 1999, and 96 percent in 2000. As is common in the pharmaceutical industry, our domestic sales are made to pharmaceutical wholesalers for further distribution through pharmacies to the ultimate consumers of our products. Growth in sales of Salagen Tablets is moderating due primarily to competition from a new product and moderating growth in the Sjogren's syndrome portion of the market.

Promotion: Promotion revenue increased 44 percent from $756,326 in 1998 to $1,087,852 in 1999, but decreased 29 percent to $769,874 in 2000. These results reflect promotion revenue from different product relationships between 1998 and 2000. In 1998, we were promoting INFeD(R) under an agreement with Schein Pharmaceutical, which concluded in 1999. In 1999, we entered into promotion agreements with Pharmacia Corporation for Azulfidine EN-tabs(R) and Connetics Corporation for Ridaura(R) and Luxiq(TM) Foam. The agreements for Ridaura and Luxiq Foam concluded in the third quarter of 2000. Under the INFeD agreement, we recognized promotion revenue of $756,326 in 1998 and $337,852 in 1999, based on certain sales call and product sales activity. Under the Ridaura agreement, we recognized $750,000 in promotion revenue in 1999 and $750,000 in 2000, based on achieving certain sales call activity. We did not recognize any revenue for Luxiq Foam during the term of the agreement. We expect to conclude the Azulfidine-EN Tabs agreement in the first half of 2001, without the recognition of promotion fee revenue from this agreement.

Licensing: Licensing revenue increased 48 percent from $3,341,568 in 1998 to $4,954,468 in 1999, but decreased 37 percent to $3,109,470 in 2000. The Company adopted Staff Accounting Bulletin No. 101 (SAB 101), "Revenue Recognition in Financial Statements", in the fourth quarter of 2000, and recorded a cumulative effect of this change in accounting principle for previously received, non-refundable licensing payments. This resulted in a $9.4 million one-time, non-cash charge and a corresponding increase in deferred revenue effective at the beginning of 2000. This amount will be amortized into license revenue over the expected periods of benefit from the related collaborative arrangements.

If SAB 101 had been applied retroactively to the beginning of 1998, licensing revenue would have been $1,921,111 in 1998 and $3,384,011 in 1999. The increase in licensing revenue from 1998 to 1999, after applying SAB 101, was a result of an increase of $1 million in royalties on herbicide resistant crop technology from our former agricultural business, resulting from a broadening of the royalty base, and an increase in revenue from international Salagen Tablets relationships. The decrease in licensing revenue from 1999 to 2000, after applying SAB 101, was a result of a decrease in herbicide royalties, partially reduced by an increase in revenue from international Salagen Tablets relationships.

Total licensing revenue in 2000 is a combination of deferred revenue amortization from multiple element arrangements resulting from adoption of SAB 101 and royalties that are recognized when the related sales activity occurs. In 2000, we received licensing payments of $830,000 from Kissei Pharmaceutical Co., Ltd. related to the development of Salagen Tablets in Japan, $750,000 from Novartis Ophthalmics AG related to the licensing of Salagen Tablets in Europe, and $650,000 from Dainippon Pharmaceutical Co., Ltd. related to acylfulvene rights in Japan. In accordance with SAB 101, we recognized $918,778 related to these three license agreements in 2000. We will recognize the December 31, 2000 unamortized balance of $10,713,865 from these agreements into licensing revenue over the respective terms of the agreements.

Future licensing revenue will fluctuate from quarter to quarter depending on the level of recurring royalty generating activities and the initiation of additional licensing arrangements. We expect licensing revenue for 2001 to approximately equal the $3.1 million recognized in 2000.

Costs and Expenses

Cost of sales: Cost of sales as a percent of sales was seven percent in 1998, six percent in 1999, and eight percent in 2000. The fluctuations result from a slight change in the product mix from 1998 to 1999, and an increase in production costs for our products from 1999 to 2000. We believe that cost of sales as a percent of product sales for our marketed products for 2001 will range from 10 to 15 percent, as a result of increasing costs and changes in the product mix, including the additions of Hexalen Capsules and Mylocel Tablets to our oncology product portfolio.

Selling, general and administrative: Selling, general and administrative expenses increased 16 percent from $10,989,017 in 1998 to $12,713,287 in 1999, and increased 44 percent to $18,294,757 in 2000. The increase from 1998 to 1999 resulted from increased selling and promotion costs for Salagen Tablets, $525,000 in expenses associated with non-recurring retirement and separation agreements, expenses related to the relocation and recruiting for sales, marketing and business development positions, and costs related to our move to a new office location. The increase from 1999 to 2000 resulted primarily from costs associated with the expansion of our U.S. based sales force by approximately two-thirds near the end of the first quarter of 2000. We expect selling, general and administrative expenses for 2001 to range between $25 to $27 million to support significant planned increases in the scale of our in-house research and development activities, the launches of Hexalen Capsules and Mylocel Tablets, other new commercial activities, and costs associated with a move to a new office location in the second quarter of 2001.

Research and development: Research and development expense increased 26 percent from $5,301,578 in 1998 to $6,677,435 in 1999, and more than doubled to $17,241,217 in 2000. The increase from 1998 to 1999 reflects increasing costs for the development of irofulven, the lead drug candidate in our novel family of proprietary compounds called acylfulvenes. The increase from 1999 to 2000 reflects expanded development of irofulven, and expenses related to the new license, research and development agreement with MethylGene Inc., including $5.7 million related to the execution of the MethylGene agreement. Enrollment in a Phase 1 and three Phase 2 clinical trials of irofulven sponsored by us began in 1998 and has increased throughout 1999 and 2000. An additional Phase 1 trial and two additional Phase 2 trials of irofulven were initiated in 2000. Planning and pre-initiation activities for a Phase 3 trial of irofulven in pancreatic cancer patients who are refractory to Gemzar treatment that began in early 2001 also contributed to increased expenses in 2000. These trials are designed to evaluate the efficacy and safety of irofulven for the treatment of patients with pancreatic, ovarian, prostate or liver cancer who are generally refractory to current therapies. In addition, we continue to provide clinical supplies of irofulven for clinical trials sponsored by the National Cancer Institute. Conducting these studies is expected to substantially increase research and development costs. Further, emerging data suggests multiple development paths may be warranted for irofulven. We expect research and development expenses to increase significantly in the next few years as we pursue multiple development paths with irofulven, continue development of the licensed anti-cancer technology from MethylGene and make development payments under the planned license agreement for palonosetron, a product candidate for the treatment of chemotherapy induced nausea and vomiting. We expect research and development expenses to range between $35 to $45 million for 2001.

Tax expense: Our effective tax rate was 33 percent in 1998 and six percent in 1999. These tax rates reflect a 10 percent foreign tax rate on Dainippon licensing payments and a two percent tax rate for alternative minimum tax. The tax amount for 2000 reflects the 10 percent foreign tax rate on licensing payments received.

In 2000, we had a net loss of $19,453,822, and as of December 31, 2000 we had an accumulated deficit of $88,550,671. Our ability to sustain profitable operations is dependent upon the successful launch of our first significant oncology product, and, therefore, we will continue to maintain a valuation allowance against our deferred tax assets.

Interest Income

Interest income increased 20 percent from $805,996 in 1998 to $966,434 in 1999, and more than doubled to $2,145,553 in 2000. The increases are a result of a higher average amount of funds available for investment from 1998 to 2000. Funds available in 2000 increased as a result of the sale of stock in the second quarter of 2000. Interest income will fluctuate from 2000 based upon the timing of additional funding.

Net Income (Loss)

We had net income of $414,287 in 1998 and $4,731,499 in 1999. We had a net loss of $19,453,822 in 2000, which includes a non-cash charge of $9,402,643 relating to the adoption of SAB 101. The increase in net income from 1998 to 1999 reflects an increase in revenues of 45 percent from 1998 to 1999 and an increase in costs and expenses of 20 percent from 1998 to 1999. The decrease from net income in 1999 to a net loss in 2000 reflects a two percent increase in revenues from 1999 to 2000 and an 81 percent increase in costs and expenses from 1999 to 2000, including a 158 percent increase in research and development expenses. During the next several years, we intend to direct our efforts toward activities intended to grow long-term revenues, including expanded development of irofulven and other product candidates. Increased spending on these initiatives, including development of the recently licensed anti-cancer technology from MethylGene and the planned license of palonosetron, will likely result in substantial net losses until after the launch of our first significant oncology product. We expect our net loss to range between $35 to $45 million for 2001.

Liquidity and Capital Resources

At December 31, 2000, we had cash and short-term investments of $29,898,787 and working capital of $26,041,813, compared with $24,150,573 and $23,239,905, respectively, at December 31, 1999. For the year ended December 31, 2000, we received $16,448,138 in cash from the sale of one million shares in a second quarter follow-on stock offering, $4,364,412 in cash from the issuance of shares under stock award plans, and $1,550,000 in cash as a deposit from our international partner, Dainippon. We used $10,712,233 of cash to fund our operating activities. We also paid $1,200,000 related to the acquisition of Hexalen Capsules and purchased $836,248 in equipment and furniture, primarily related to the expansion of our commercial organization.

Significant cash payments for 2001 will be required to fund operating activities, pay $4,800,000 to MedImmune, Inc. related to the purchase of Hexalen Capsules, pay $3 million to MethylGene for an additional purchase of common stock, and pay a yet to be finalized amount for the planned license of palonosetron. Substantial amounts of capital are required for pharmaceutical development and commercialization efforts. For continued development and commercialization of our product candidates and Salagen Tablets, and the acquisition and development of additional product candidates, we plan to utilize cash provided from product sales, collaborative arrangements and existing liquid assets. We will seek other sources of funding, including additional equity or debt issuances.

We have registered for sale on a shelf registration statement that was filed with the Securities and Exchange Commission five million common shares. Under a shelf registration, we may sell securities from time to time in one or more separate offerings in amounts, at prices and on terms to be determined at the time of sale. On February 28, 2001, we entered into a financing facility with Ramius Securities, LLC and Ramius Capital Group, LLC. Under this facility, Ramius Securities will place up to $100 million of our common stock over a two-year period, subject to limitations such as a limitation based on the daily trading volumes of our stock. If Ramius Securities fails to sell the requisite amount of shares during any given selling period, Ramius Capital is obligated to purchase the remaining shares. As part of implementing this facility, Ramius Securities was granted an option to purchase 100,000 shares of our common stock for a two-year period at prices ranging from $16.95 to $24.72 per share.

Selected Quarterly Operating Results

The following table shows our unaudited financial information for each of the quarters in the two-year period ended December 31, 2000. In our opinion, this unaudited quarterly information has been prepared on the same basis as the audited financial statements and includes all adjustments (consisting only of normal recurring adjustments and the restatement of licensing revenue for implementation of SAB 101 as if implementations occurred on January 1, 2001) necessary for a fair presentation of the information for the quarters presented, when read in conjunction with the financial statements and notes included elsewhere in this annual report. We believe that quarter-to-quarter comparisons of our financial results are not necessarily meaningful and should not be relied upon as an indication of future performance.

                             March 31,   June 30,   Sept. 30,  Dec. 31,  March 31,   June 30,   Sept. 30,   Dec. 31,
Three months ended             1999        1999       1999       1999       2000       2000        2000       2000
                               ----        ----       ----       ----       ----       ----        ----       ----
                                                      (in thousands except per share data)
Revenues:.................
  Sales...................        $4,503     $4,754     $4,272    $5,114      $4,566     $6,134      $4,860    $5,773
  Promotion...............           125        250        250       463         250        270         250        --
  Licensing...............           872      1,037      1,290     1,756         361        897       1,219       632
                                  ------     ------     ------    ------    --------     ------    --------  --------
                                   5,500      6,041      5,812     7,333       5,177      7,301       6,329     6,405
                                  ------     ------     ------    ------    --------     ------    --------  --------
Cost and Expenses:........
  Cost of sales...........           308        254        259       387         304        393         332       598
  Selling, general &
    admin.................         3,173      3,570      2,924     3,046       3,521      4,640       4,467     5,668
  R&D.....................         1,461      1,747      1,871     1,599       1,804      2,225       8,575     4,636
  Amortization............           - -        - -        - -       - -         - -        - -         - -        98
                                  ------     ------     ------    ------    --------     ------    --------  --------
                                   4,942      5,571      5,054     5,032       5,629      7,258      13,374    11,000
                                  ------     ------     ------    ------    --------     ------    --------  --------

Income (loss) from
operations................          $558       $470       $758    $2,301      $(452)        $43    $(7,045)  $(4,595)
Interest income...........           194        211        270       291         373        539         687       546
                                  ------     ------     ------    ------    --------     ------    --------  --------
Income (loss) before taxes
  and cumulative effect of
  change on accounting
  principle...............          $752       $681     $1,028    $2,592       $(79)       $582    $(6,358)  $(4,049)
Provision for income
  taxes...................            69         70         75       107          61         35          52       - -
                                  ------     ------     ------    ------    --------     ------    --------  --------
Net income (loss) before
  cumulative effect of
  change in accounting
  principle...............          $683       $611       $953    $2,485      $(140)       $547    $(6,410)  $(4,049)
Cumulative effect of
  change in accounting
  principle...............           - -        - -        - -               (9,403)        - -         - -       - -
                                  ------     ------     ------    ------    --------     ------    --------  --------
Net income (loss).........          $683       $611       $953    $2,485    $(9,543)       $547    $(6,410)  $(4,049)
                                  ======     ======     ======    ======    ========     ======    ========  ========

Net income (loss) per common share:
Basic.....................
  Income (loss) before
    accounting change.....         $0.05      $0.04      $0.06     $0.17     $(0.01)      $0.03     $(0.39)   $(0.25)
  Cumulative effect of
    accounting change.....           - -        - -        - -                (0.62)        - -         - -       - -
                                  ------     ------     ------    ------    --------     ------    --------  --------
  Net income (loss).......         $0.05      $0.04      $0.06     $0.17     $(0.63)      $0.03     $(0.39)   $(0.25)
                                  ======     ======     ======    ======    ========     ======    ========  ========

Assuming dilution.........
  Income (loss) before
    accounting change.....         $0.04      $0.04      $0.06     $0.16     $(0.01)      $0.03     $(0.39)   $(0.25)
  Cumulative effect of
    accounting change.....           - -        - -        - -       - -      (0.62)        - -         - -       - -
                                  ------     ------     ------    ------    --------     ------    --------  --------
  Net income (loss).......         $0.04      $0.04      $0.06     $0.16     $(0.63)      $0.03     $(0.39)   $(0.25)
                                  ======     ======     ======    ======    ========     ======    ========  ========

Weighted average number of common shares:
  Basic...................        14,575     14,647     14,816    14,931      15,217     15,812      16,452    16,470
  Assuming dilution.......        15,475     15,549     15,733    15,779      15,217     17,161      16,452    16,470

Cautionary Statement

This Form 10-K contains forward-looking statements within the meaning of federal securities laws that may include statements regarding intent, belief or current expectations of the Company and its management. These forward-looking statements are not guarantees of future performance and involve a number of risks and uncertainties that may cause the Company's actual results to differ materially from the results discussed in these statements. Factors that might affect our results include, but are not limited to: the ability of irofulven or our other product candidates to be proven safe and effective in humans and to ultimately compete successfully with other therapies; continued sales of our marketed products, including Salagen Tablets; continued access to capital for funding our operations; development or acquisition of additional products; reliance on contract manufacturing; changes in strategic alliances; and other risks and uncertainties detailed from time to time in the Company's filings with the Securities and Exchange Commission, including in Exhibit 99 to this Form 10-K. The Company does not intend to update any of the forward-looking statements after the date of this Form 10-K to conform them to actual results.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

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

Item 8. Financial Statements and Supplementary Data

                                MGI PHARMA, INC.

                                 BALANCE SHEETS

                                                           December 31,        December 31,
                                                               1999                2000
                                                          ---------------    -----------------
ASSETS:
   Current assets:
     Cash and cash equivalents..........................  $    8,249,248     $    $11,031,714
     Short-term investments.............................      15,901,325           18,867,073
     Receivables, less allowances of $128,771 and
       $158,579.........................................       2,427,901            2,806,462
     Inventories........................................         836,865            1,476,275
     Prepaid expenses...................................         153,923            5,826,260
                                                          ---------------    -----------------

       Total current assets.............................      27,569,262           40,007,784

     Fixed assets, at cost less accumulated
       depreciation of $839,300 and $1,192,171..........       1,027,482            1,510,859
     Long-term investments..............................              --            3,800,000
     Intangible assets, at cost less accumulated
       amortization of $0 and $98,498...................              --            6,993,372

     Other assets.......................................         376,992              431,555
                                                          ---------------    -----------------

     Total assets.......................................  $  $28,973,736     $     52,743,570
                                                          ===============    =================

(Continued)

BALANCE SHEETS

                                                                           December 31,       December 31,
                                                                               1999               2000
                                                                         ---------------    ---------------
LIABILITIES AND STOCKHOLDERS' EQUITY:
------------------------------------

   Current liabilities:
     Accounts payable................................................    $       964,242    $     1,426,828
     Accrued expenses................................................          2,853,794         11,785,849
     Deferred revenue................................................            495,000            731,883
     Other current liabilities.......................................             16,321             21,411
                                                                         ---------------    ---------------

       Total current liabilities.....................................          4,329,357         13,965,971

   Noncurrent liabilities:
     Long-term deposit payable.......................................                 --          1,550,000
     Deferred revenue................................................                 --          9,981,982
     Other noncurrent liabilities....................................                 --          1,200,000
                                                                         ---------------    ---------------

       Total noncurrent liabilities..................................                 --         12,731,982
                                                                         ---------------    ---------------
       Total liabilities.............................................          4,329,357         26,697,953

   Stockholders' equity:
     Preferred stock, 10,000,000 authorized and unissued shares......                 --                 --
     Common stock, $0.01 par value, 30,000,000 authorized shares,
       14,979,640 and 16,509,008 issued and outstanding shares.......            149,796            165,090
     Additional paid-in capital......................................         93,591,432        114,431,198
     Accumulated deficit.............................................       (69,096,849)       (88,550,671)
                                                                         ---------------    ---------------

       Total stockholders' equity....................................         24,644,379         26,045,617
                                                                         ---------------    ---------------

   Commitments (Notes 6 and 7):

     Total liabilities and stockholders' equity......................    $    28,973,736    $    52,743,570
                                                                         ===============    ===============

-------------------------------------

See accompanying notes to financial statements.

                                MGI PHARMA, INC.

                            STATEMENTS OF OPERATIONS

                                                                    Year Ended December 31,
                                                ----------------------------------------------------------------
                                                       1998                  1999                    2000
                                                -----------------      -----------------      ------------------
Revenues:
   Sales...................................     $      12,944,620      $      18,643,168      $       21,333,229
   Promotion...............................               756,326              1,087,852                 769,874
   Licensing...............................             3,341,568              4,954,468               3,109,470
                                                -----------------      -----------------      ------------------
                                                       17,042,514             24,685,488              25,212,573
                                                -----------------      -----------------      ------------------
Costs and expenses:
   Cost of sales...........................               938,628              1,208,650               1,626,833
   Selling, general and administrative.....            10,989,017             12,713,287              18,294,757
   Research and development................             5,301,578              6,677,435              17,241,217
   Amortization............................                    --                     --                  98,498
                                                -----------------      -----------------      ------------------
                                                       17,229,223             20,599,372              37,261,305
                                                -----------------      -----------------      ------------------

Income (loss) from operations..............              (186,709)             4,086,116             (12,048,732)

Interest income............................               805,996                966,434               2,145,553
                                                -----------------      -----------------      ------------------

Income (loss) before taxes and cumulative
   effect of change in accounting
   principle...............................               619,287              5,052,550              (9,903,179)

Provision for income taxes.................               205,000                321,051                 148,000
                                                -----------------      -----------------      ------------------

Net income (loss) before cumulative effect
   of change in accounting principle.......               414,287              4,731,499             (10,051,179)
                                                -----------------      -----------------      ------------------

Cumulative effect of change in accounting
   principle...............................                    --                     --              (9,402,643)
                                                -----------------      -----------------      ------------------

Net income (loss)..........................     $         414,287      $       4,731,499      $      (19,453,822)
                                                =================      =================      ==================

Net income (loss) per common share:
   Basic:
     Income (loss) before effect of
       accounting change...................     $            0.03      $            0.32      $            (0.63)
     Cumulative effect of accounting
       change..............................                    --                     --                   (0.59)
                                                -----------------      -----------------      ------------------
     Net income (loss).....................     $            0.03      $            0.32      $            (1.22)
                                                =================      =================      ==================

   Assuming dilution:
     Income (loss) before effect of
       accounting change...................     $            0.03      $            0.30      $            (0.63)
     Cumulative effect of accounting
       change..............................                    --                     --                   (0.59)
                                                -----------------      -----------------      ------------------
     Net income (loss).....................     $            0.03      $            0.30      $            (1.22)
                                                =================      =================      ==================

Weighted average number of common shares
   outstanding:
   Basic...................................            14,367,627             14,742,151              15,990,459
   Assuming dilution.......................            14,966,112             15,633,120              15,990,459

-------------------------------------

See accompanying notes to financial statements.

                                MGI PHARMA, INC.

                            STATEMENTS OF CASH FLOWS

                                                                    Year Ended December 31,
                                                ----------------------------------------------------------------
                                                       1998                  1999                    2000
                                                -----------------      -----------------      ------------------
Operating activities:
Net income (loss)..........................     $         414,287      $       4,731,499      $      (19,453,822)
Adjustments for non-cash items:............
   Cumulative effect of change in
     accounting principle..................                    --                     --               9,402,643
   Depreciation and asset amortization.....               253,685                394,201                 451,369
   Benefit plan expense....................               314,496                362,087                 315,993
   Stock option acceleration...............                    --                162,953                      --
   Other...................................                 8,293                 53,791                  53,802
Changes in operating assets and
  liabilities:
   Receivables.............................              (336,546)            (1,017,362)               (378,561)
   Inventories.............................              (447,310)               448,503                (480,584)
   Prepaid expenses........................              (145,673)               176,030              (5,672,337)
   Accounts payable and accrued expenses...               785,640                343,769               4,227,952
   Deferred revenue........................                45,000                     --                 816,222
   Other current liabilities...............                 2,995                  7,071                   5,090
                                                -----------------      -----------------      ------------------
     Net cash provided by (used in)
       operating activities................               894,867              5,662,542             (10,712,233
                                                -----------------      -----------------      ------------------


Investing activities:
Purchase of investments....................           (18,699,585)           (22,393,143)            (45,869,003)
Maturity of investments....................            16,130,356             17,059,879              39,103,255
Acquisition of Hexalen(R) Capsules.........                    --                     --              (1,200,000)
Purchase of fixed assets...................              (174,907)              (783,501)               (836,248)
Payments on notes receivable...............                45,576                 56,999                      --
Other......................................               (54,955)               (41,315)                (65,855)
                                                -----------------      -----------------      ------------------
     Net cash used in investing activities.            (2,753,515)            (6,101,081)             (8,867,851)
                                                -----------------      -----------------      ------------------

Financing activities:
Proceeds from issuance of shares, net......                    --                     --              16,448,138
Receipt of deposit payable.................                    --                     --               1,550,000
Issuance of shares under employee stock
  plans....................................             1,314,761              2,174,583               4,364,412
                                                -----------------      -----------------      ------------------
     Net cash provided by financing
        activities.........................             1,314,761              2,174,583              22,362,550
                                                -----------------      -----------------      ------------------
Increase (decrease) in cash and cash
  equivalents..............................              (543,887)             1,736,044               2,782,466
Cash and cash equivalents at beginning of
  year.....................................             7,057,091              6,513,204               8,249,248
                                                -----------------      -----------------      ------------------

Cash and cash equivalents at end of year...     $       6,513,204      $       8,249,248      $       11,031,714
                                                =================      =================      ==================

Supplemental disclosure of cash flow
   information:
     Cash paid for income taxes............     $         207,000      $         240,000      $          176,975
Supplemental disclosure of non-cash
  investing activities:
     Included in accrued liabilities at December 31, 2000 is $6,000,000 of the $7,200,000 purchase price for the acquisition of Hexalen Capsules.

---------------------------------
See accompanying notes to financial statements.

                                MGI PHARMA, INC.
                       STATEMENTS OF STOCKHOLDERS' EQUITY

                                                    Additional        Notes                             Total
                                      Common         paid-in        receivable       Accumulated    stockholders'
                                      stock          capital       from officers       deficit          equity
                                  -------------   -------------   --------------   --------------  ---------------

Balance at December 31, 1997      $     141,956   $  89,222,575   $     (102,575)  $  (74,242,635) $    15,019,321

Exercise of stock options,
   275,786 shares...............          2,758       1,184,504               --               --        1,187,262
Employee stock purchase plan,
   31,442 shares................            314         135,478               --               --          135,792
Employee retirement savings
   plan contribution, 39,681
   shares.......................            397         308,033               --               --          308,430
Note payment....................             --              --           45,576               --           45,576
Net income......................             --              --               --          414,287          414,287
                                  -------------   -------------   --------------   --------------  ---------------
Balance at December 31, 1998....  $     145,425   $  90,850,590   $      (56,999)  $  (73,828,348) $    17,110,668

Exercise of stock options,
   386,006 shares...............          3,860       2,021,544               --               --        2,025,404
Employee stock purchase plan,
   18,189 shares................            182         161,704               --               --          161,886
Employee retirement savings
   plan contribution, 32,973
   shares.......................            329         394,641               --               --          394,970
Note payment....................             --              --           56,999               --           56,999
Stock option acceleration.......             --         162,953               --               --          162,953
Net income......................             --              --               --        4,731,499        4,731,499
                                  -------------   -------------   --------------   --------------  ---------------
Balance at December 31, 1999....  $     149,796   $  93,591,432   $            0   $  (69,096,849) $    24,644,379

Issuance of 1,000,000 shares....         10,000      16,438,138               --               --       16,448,138
Exercise of stock options,
   503,036 shares...............          5,030       4,046,784               --               --        4,051,814
Employee stock purchase plan,
   25,077 shares................            251         312,347               --               --          312,598
Other issuances, 1,255 shares...             13          42,497               --               --           42,510
Net loss........................             --              --               --      (19,453,822)     (19,453,822)
                                  -------------   -------------   --------------   --------------  ---------------
Balance at December 31, 2000....  $     165,090   $ 114,431,198   $            0   $  (88,550,671) $    26,045,617
                                  =============   =============   ==============   ==============  ===============

-------------------------------

See accompanying notes to financial statements.

                                MGI PHARMA, INC.

                          NOTES TO FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies

MGI PHARMA, INC. (MGI or the Company) is an oncology-focused pharmaceutical company that acquires, develops and commercializes proprietary products that meet patient needs. The Company focuses its sales efforts solely within the United States and creates alliances with other pharmaceutical or biotechnology companies for the commercialization of its products in other countries.

The Company promotes products directly to physicians in the United States using its own specialty sales force. These products include Company owned Salagen(R) Tablets (pilocarpine hydrochloride), Hexalen(R) Capsules (altretamine), Didronel(R) I.V. Infusion (etidronate disodium), and have included co-promoted products. Salagen Tablets are approved in the United States for two indications: symptoms of radiation-induced dry mouth in head and neck cancer patients and the symptoms of dry mouth associated with Sjogren's syndrome, an autoimmune disease that damages the salivary glands. Sales of Salagen Tablets in the United States accounted for 96 percent of product sales during 2000. Didronel I.V. Infusion is approved for the treatment of hypercalcemia (elevated blood calcium) in late-stage cancer patients. Hexalen Capsules, which the Company began selling since it acquired the product from MedImmune, Inc. in November 2000, are an orally administered chemotherapeutic agent approved in the United States for treatment of refractory ovarian cancer. Co-promoted products continue to be owned and distributed by the co-promotion partners, so the Company recognizes promotion fee revenues, rather than product sales revenue for these products. Outside the United States, MGI commercializes its products through various alliances and recognizes licensing revenues. MGI has licensing agreements with several international pharmaceutical companies to develop and commercialize Salagen Tablets in Europe, Canada and Japan. Exclusive rights in Japan to irofulven and the other acylfulvene analogs were granted to Dainippon under a development and commercialization agreement in 1995. MGI relies on third parties to manufacture its commercialized and development stage products.

The Company's current product development efforts include preclinical studies and clinical trials for irofulven, the lead product candidate in MGI's novel family of proprietary cancer therapy compounds called the acylfulvenes. During 2000, MGI broadened the scope of its development activities by licensing exclusive North American development and commercial rights to MG98 and other inhibitors of DNA methyltransferase, an enzyme that has been associated with rapid tumor growth. In addition, in October 2000, MGI made a $5 million deposit toward the license of palonosetron, a cancer supportive care product candidate in Phase 3 development for chemotherapy-induced nausea and vomiting. MGI also provides ongoing clinical support of Salagen Tablets.

Cash, Cash Equivalents and Short-Term Investments The Company considers highly liquid marketable securities with remaining maturities of ninety days or less at the time of purchase to be cash equivalents. Other highly liquid marketable securities with remaining maturities of one year or less at the time of purchase are classified as short-term investments.

Short-term marketable investments are classified as held-to-maturity investments because the Company has the intent and the ability to hold its investments to maturity. As such, they are stated at amortized cost, which approximates estimated fair value. Amortized cost is adjusted for amortization of premiums and discounts to maturity, and this amortization is included in interest income in the accompanying statements of operations.

Concentration of Credit Risk Financial instruments that may subject the Company to significant concentrations of credit risk consist primarily of short-term marketable investments and trade receivables.

Cash in excess of current operating needs is invested in accordance with the Company's investment policy. This policy emphasizes principal preservation, so it requires strong issuer credit ratings and limits the amount of credit exposure from any one issuer or industry.

The Company grants credit primarily to pharmaceutical wholesale distributors throughout the United States in the normal course of business. Five wholesalers accounted for approximately 90 percent of Company sales in 2000. Customer credit-worthiness is routinely monitored and collateral is not normally required.

Concentration of Supply Risk MGI depends on a single supplier to provide the active ingredient for Salagen Tablets, which accounted for 96 percent of the Company's product sales during 2000. If this supplier ends its relationship with MGI, or is unable to meet the Company's demand for the ingredient, MGI may be unable to produce Salagen Tablets for commercial sale.

Inventories Inventories are stated at the lower of cost or market. Cost is determined on a first-in, first-out basis.

Long-Term Investments MGI purchased a minority interest in MethylGene Inc., a privately held Canadian biopharmaceutical company, in conjunction with the license of North American rights to MG98 and other product candidates in 2000. This minority interest is carried at cost. The valuation of this minority interest is periodically reviewed for impairment based upon the results of operations and financial position of MethylGene.

Sales Revenue Recognition Sales and related costs are recognized upon shipment of product to customers. Sales are recorded net of provisions for pricing adjustments, collection discounts and product returns.

Promotion Revenue Recognition Promotion revenue is recognized when the service has been performed or product sales have occurred which result in a fixed and determinable promotion fee being payable to MGI without a right to refund. Under promotion arrangements, the other party to the agreement recognizes product sales and MGI recognizes promotion revenue.

Licensing Revenue Recognition The Company implemented Staff Accounting Bulletin No. 101 "Revenue Recognition in Financial Statements" (SAB 101), in the fourth quarter of 2000 with retroactive effect to January 1, 2000. Under SAB 101, the Company recognizes revenue from licensing arrangements using a contingency-adjusted performance model. Under this method, revenue related to up-front, time-based, and performance-based licensing payments is recognized over the entire contract performance period, starting with the contract's commencement, but not prior to the removal of any contingencies for each individual payment. The Company recognizes the aggregate of nonrefundable up-front and time-based fees ratably over the effective term of the underlying license and related supply arrangements. Performance-based, contingent license payment amounts are recognized on a pro rata basis in the period the licensee achieves the performance criteria to the extent of the timing of the achievement of the milestone in relation to the term of the underlying arrangements - approximating the extent of contingent performance through the date of the milestone achievement in relation to the full term of the underlying arrangements. The Company recognizes the remaining portion of any milestone payments over the remaining term of the underlying arrangements. Payments received by the Company in excess of amounts earned are classified as deferred revenue. The Company also recognizes licensing revenue to the extent the Company provides support services to strategic partners.

Prior to the implementation of SAB 101, the Company recognized licensing revenue when underlying performance criteria for payment had been met and when the Company had an unconditional right to such payment. Depending on a license agreement's terms, recognition criteria may have been satisfied upon achievement of milestones, passage of time or product sales by the licensee.

The Company recorded a one-time, non-cash charge and corresponding increase in deferred revenue of $9.4 million as a result of the cumulative effect of the adoption of SAB 101 as of January 1, 2000. Amounts previously recognized as revenue, but deferred as a result of the implementation of SAB 101, will be amortized into future license revenue over the expected period of benefit from these collaborative arrangements. The $9.4 million increase in deferred revenue as a result of the cumulative effect of the accounting change as of January 1, 2000 will be amortized into licensing revenue based upon the terms of the underlying arrangements at an estimated rate of approximately $589,000 in each of the years 2000 through 2014, and approximately $569,000 in 2015.

Stock-Based Compensation The Company applies the intrinsic value method described in Accounting Principles Board (APB) Opinion No. 25 in accounting for the issuance of stock incentives to employees and directors. Accordingly, no compensation expense has been recognized in the financial statements. In accordance with Statement of Financial Accounting Standards No. (SFAS) 123, "Accounting for Stock Based Compensation," pro forma information reflecting compensation cost for such issuances is presented in the Stockholders' Equity footnote.

Advertising and Promotion Expense Costs of advertising and promotion are expensed as incurred and were $1,617,828, $1,801,341 and $2,824,053 in 1998,
1999 and 2000, respectively. The Company does not defer any costs related to direct-response advertising.

Depreciation Fixed assets consist of equipment, furniture and leasehold improvements. Depreciation of equipment and furniture is provided over the estimated useful lives of the respective assets on a straight-line basis. Estimated useful lives of equipment and furniture range from three to ten years. Leasehold improvements are amortized over the shorter of the lease term or the useful life of the improvements.

Amortization Amortization of intangible assets relating to the purchase of the business associated with the product Hexalen Capsules is recognized as the greater of the amount computed on a straight-line basis over six years, which is the estimated commercial life of Hexalen Capsules, or in proportion to the actual product contribution compared to estimated product contribution over the estimated commercial life of Hexalen Capsules.

Income Taxes Deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial carrying amounts of existing assets and liabilities and their respective tax bases. A valuation allowance is carried against deferred tax assets until it is deemed more likely than not that some portion or all of the deferred tax assets will be realized.

Income (Loss) Per Common Share Basic earnings per share (EPS) is calculated by dividing net income (loss) by the weighted-average common shares outstanding during the period. Diluted EPS reflects the potential dilution to basic EPS that could occur upon conversion or exercise of securities, options, or other such items to common shares using the treasury stock method based upon the weighted-average fair value of the Company's common shares during the period. During net loss periods, other potentially dilutive securities are not included in the calculation of net loss per share since their inclusion would be anti-dilutive.

Use of Estimates Preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions affecting reported asset and liability amounts and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Basis of Presentation Certain prior year amounts have been reclassified to conform to current year presentation.

New Accounting Pronouncement SFAS 133, "Accounting for Derivative Instruments and Hedging Activities" (as amended), requires all derivatives to be recognized as assets or liabilities on the balance sheet and measured at fair value on a mark-to-market basis. These market value adjustments are to be included either in net earnings or loss in the statement of operations or in other comprehensive income (and accumulated stockholders' equity), depending on the nature of the transaction. The adoption of SFAS 133, in January 2001, did not have a material impact on the financial position or results of operations of the Company.

2. Short-Term Investments

Held-to-maturity investments, stated at amortized cost, which approximates estimated fair value, at December 31, 1999 and 2000 are summarized as follows:

                                                     1999               2000
                                                     ----               ----

         Commercial paper                         $10,747,279        $13,333,117
         Certificates of deposit                    3,116,817          5,533,956
         Corporate notes                            2,037,229                 --
                                                  -----------        -----------

                                                  $15,901,325        $18,867,073
                                                  ===========        ===========
3. Inventories

Inventories at December 31, 1999 and 2000 are summarized as follows:

                                                     1999               2000
                                                     ----               ----

         Raw materials and supplies               $   160,744        $   339,039
         Work in process                              153,447            699,598
         Finished products                            522,674            437,638
                                                  -----------        -----------
                                                  $   836,865        $ 1,476,275
                                                  ===========        ===========

4. Prepaid Expenses

Prepaid expenses at December 31, 1999 and 2000 are summarized as follows:

                                                     1999               2000
                                                     ----               ----

         Palonosetron letter of intent deposit    $        --        $ 5,000,000
         Other prepaids                               153,923            826,260
                                                  -----------        -----------
                                                  $   153,923        $ 5,826,260
                                                  ===========        ===========

5. Accrued Expenses

Accrued expenses at December 31, 1999 and 2000 are summarized as follows:

                                                               1999                2000
                                                               ----                ----
         Hexalen Capsules business purchase obligation      $        --         $ 4,800,000
         Product development commitments                        860,981           3,500,784
         Bonuses                                                467,820             889,499
         Product return accrual                                 342,648             600,768
         Other accrued expenses                               1,182,345           1,994,798
                                                            -----------         -----------
                                                            $ 2,853,794         $11,785,849

6. Leases

The Company leases office space and computer software under noncancellable lease agreements that contain renewal options and require the Company to pay operating costs, including property taxes, insurance and maintenance. Rent expense was $437,227, $408,163 and $455,364 in 1998, 1999 and 2000, respectively. In January
2001, the Company executed a lease agreement for new office space, beginning in May 2001.

Future minimum lease payments under noncancellable leases, including both the new and existing office spaces, are as follows:


         2001                           $1,139,000
         2002                            1,521,000
         2003                            1,548,000
         2004                            1,569,000
         2005                            1,411,000
         Thereafter                      2,791,000
                                        ----------
                                        $9,979,000

7. Licensing Arrangements

Technology Out-License Arrangements

During 1995, MGI entered into a cooperative development and commercialization agreement with Dainippon Pharmaceutical Co., Ltd., whereby MGI granted Dainippon an exclusive license to develop and commercialize acylfulvenes, including irofulven, in Japan. Dainippon granted MGI an irrevocable, exclusive, royalty-free license allowing MGI to use any technology or data developed by Dainippon relating to the acylfulvenes. If a resulting product has not been launched in Japan by October 2005, MGI may terminate the license unless Dainippon elects to make license continuation payments on a quarterly basis. Under this agreement, Dainippon paid initial and continuing quarterly milestone payments totaling $11.1 million through April 2000, of which the final $100,000 was received in April 2000. Dainippon will make a $1 million milestone payment upon receipt of the approval to market the first acylfulvene product in Japan. From April 2000 through January 1, 2002, $4.3 million in deposit payments are scheduled to be received from Dainippon. As of December 31, 2000, MGI has received $1.6 million of these deposits. MGI's repayment of these deposit amounts is due on the later of April 1, 2002, or receipt of marketing approval in Japan. Dainippon may elect to receive the deposit repayment in cash, as a credit toward delivery of bulk drug substance, or in shares of MGI common stock. Dainippon also agreed to pay MGI a portion of any non-royalty payments made by a sublicensee to Dainippon. Unless terminated earlier by the parties for cause or by mutual agreement, the term of the agreement is for the longer of the applicable patents in Japan, or ten years from the date of the last regulatory approval in Japan. Thereafter, the agreement automatically renews for additional one-year periods. Dainippon may terminate the agreement before receipt of marketing authorization upon six months prior written notice, or after receipt of marketing authorization for competitive reasons upon one year prior written notice.

In addition, MGI entered into a supply agreement with Dainippon in October 1995 pursuant to which MGI participates in the commercialization of the product and agrees to supply Dainippon's requirements of the product during the term of the development, marketing and cooperation agreement described above. Dainippon agrees to make certain minimum purchase requirements during the first four years and as agreed upon by the parties thereafter.

Under a November 1994 license agreement with Pharmacia Corporation (formerly The Upjohn Company of Canada), MGI granted an exclusive, royalty-bearing license to develop and commercialize Salagen Tablets in Canada. Pharmacia granted MGI an irrevocable, non-exclusive, royalty-free license allowing MGI to use any technology or data developed by Pharmacia. Pharmacia paid MGI a $75,000 initial fee and agreed to pay MGI royalties equal to a percentage of Pharmacia's net Salagen Tablet sales revenues, subject to annual minimum requirements. In addition, MGI agreed to pay Pharmacia royalties if MGI promotes Salagen Tablets in Canada in the first or second year following termination of the agreement. Unless terminated by the parties for cause or by mutual agreement, the term of the agreement is for seven years from the date of first commercial sales of Salagen Tablets in Canada. Thereafter, the agreement continues for an additional two-year period and thereupon automatically expires unless extended by the parties. Sales of Salagen Tablets in Canada began in 1997 and are expected to continue until at least 2004. After the initial commercial period concludes in January 2004, either party may terminate the agreement upon one year prior written notice.

In addition, MGI entered into a supply agreement with Pharmacia in November 1994 pursuant to which MGI agreed to supply Pharmacia's requirement of Salagen Tablets until the termination of the license agreement with Pharmacia, or the termination of MGI's agreement with Merck KgaA, whichever is earlier.

In December 1994, MGI entered into a license agreement with Kissei Pharmaceutical Co., Ltd., a pharmaceutical company in Japan. Under the terms of the agreement, MGI granted an exclusive, royalty-bearing license to develop and commercialize Salagen Tablets in Japan. Kissei granted back to MGI an irrevocable, non-exclusive, royalty-free license allowing MGI to use any technology or data developed by Kissei related to Salagen Tablets. Kissei paid MGI an initial license fee and subsequent milestone payments that aggregated to $2.5 million through December 31, 2000. There are no additional milestone payments due under the agreement. In addition, Kissei agreed to pay MGI royalties equal to a percentage of Kissei's Salagen Tablets net sales revenue. Unless earlier terminated by the parties for cause or by mutual agreement, the term of the agreement is for ten years from the date Salagen Tablets are launched in Japan. Thereafter, the agreement automatically renews for additional one-year periods.

In April 2000, MGI entered into a license agreement with Novartis Ophthalmics AG (formerly CIBA Vision AG) under which MGI granted Novartis an exclusive, royalty-bearing license to develop and commercialize Salagen Tablets in Europe, Russia and certain other countries. Novartis granted MGI an irrevocable, non-exclusive, royalty-free license allowing MGI to use any technology developed by Novartis related to Salagen Tablets. In addition, MGI simultaneously entered into a supply agreement with Novartis pursuant to which MGI agreed to supply Novartis' requirements of Salagen Tablets until termination of the license agreement with Novartis. The term of the license agreement is 12 years and is thereafter automatically extended for additional two-year terms unless otherwise terminated in writing by either party. Either party may terminate the license agreement in the event of a breach or bankruptcy by the other party. In addition, Novartis may terminate the license agreement if the supply agreement is terminated and Novartis has not been supplied with Salagen Tablets for a period of more than 180 days. Simultaneous with this agreement, the previous agreements with Chiron B.V. for Salagen Tablets rights in Europe were terminated. Sales of Salagen Tablets in Europe began in 1995.

As of December 31, 2000, MGI had recognized license fees, including milestone and royalty fees, in the amount of $129,325 under this agreement, following implementation of SAB 101. A $750,000 net license fee was received in June 2000 upon receipt of regulatory qualification for Novartis to sell the product in the UK and is being amortized to licensing revenue over the 12-year term of the agreement. An additional $750,000 net license fee would be receivable upon satisfaction of certain regulatory approvals or transfers. The agreement includes milestone payments which are due if certain annualized and cumulative net sales thresholds are achieved. Royalty payments, based on a percentage of net sales revenue, continue for the term of the agreement.

Technology In-License Arrangements

To build its product pipeline, the Company acquires rights to develop and market pharmaceuticals and medical products from others. Under this approach, the Company may be required to pay up-front, development services and milestone fees. In addition, the Company may be required to pay royalties on net sales upon marketing the products. Within a period of time after providing notice, the Company generally may terminate its licenses. All material, noncancellable commitments were recognized as of December 31, 2000.

In August 2000, MGI entered into a License, Research and Development Agreement (the License Agreement) and a Stock Purchase Agreement (the Purchase Agreement) with MethylGene Inc. Under the Purchase Agreement, MGI purchased a minority interest in MethylGene for $3.8 million and agreed to make an additional purchase of MethylGene shares for $3.0 million by March 31, 2001. Under the License Agreement, MethylGene granted to MGI an exclusive, royalty-bearing license to develop and commercialize MG98 in North America for all therapeutic indications. The License Agreement also included a license for similar rights to small molecule inhibitors of DNA methyltransferase. In exchange, MGI agreed to make initial payments to MethylGene aggregating $5.7 million and agreed to purchase up to $6 million of research services from MethylGene. MGI also agreed to pay royalties on annual net sales revenue related to MG98 and other DNA methyltransferase inhibitors. The term of the License Agreement extends until the later of the expiration of the last-to-expire patent that MGI has licensed or ten years after the first commercial sale of any licensed product. Either party may terminate the License Agreement in the event of a breach or bankruptcy by the other party. In addition, after the License Agreement has been in effect for two years, MGI may terminate the agreement on a licensed-product-by-licensed-product basis for any reason upon 90 days notice to MethylGene.

As of December 31, 2000, MGI had recognized $5.7 million of expense for initial license fees under the license agreement, of which $1,175,000 was paid in February 2001. Milestone payments are payable to MethylGene based on achievement of development milestones for MG98 and other DNA methyltransferase inhibitors. Royalty payments are based on a percentage of net sales revenue. The royalty payments continue until the later of the expiration of the last-to-expire patent that MGI has licensed or ten years after the first commercial sale of any product licensed under the agreement.

On October 5, 2000, MGI entered into an exclusive letter of intent with Helsinn Healthcare SA (Helsinn) to negotiate an exclusive license and distribution agreement for palonosetron in North America. Palonosetron is currently under development in Phase 3 clinical trials for the prevention of chemotherapy-induced nausea and vomiting. Upon execution of the letter of intent, MGI paid Helsinn a $5 million deposit. Upon execution of the license and distribution agreement, an additional license initiation fee would be paid, along with a commitment for future milestone and royalty payments, and a product supply agreement. If a license agreement is not concluded, varying portions of the $5 million deposit will be returned to MGI under conditions that generally result in $1 million being retained by Helsinn.

8. Promotion Revenue

During 2000, the company continued its co-promotion of Azulfidine EN-tabs(R) (sulfasalazine delayed release tablets, USP) Enteric-coated under an agreement with Pharmacia. MGI has not recognized promotion revenue under this agreement because certain sales growth targets were not attained. Pharmacia and MGI have agreed to negotiate early termination of this relationship in the first half of 2001.

In September 2000, MGI concluded its promotion agreements with Connetics Corporation for the promotion of Ridaura(R) (auranofin) and Luxiq(TM) (betamethasone valerate) Foam, 0.12%. Under the terms of the Ridaura agreement, MGI recognized $750,000 in minimum royalties in 2000 for making a minimum number of sales calls. MGI did not recognize promotion revenue under the Luxiq agreement, as a result of MGI not achieving certain sales targets.

In March 1999, MGI and Schein Pharmaceutical, Inc. concluded their agreement for the promotion of INFeD(R) (iron dextran injection). Under the agreement, the Company recognized a final minimum quarterly promotion fee of $125,000 in the first quarter of 1999, and smaller promotion fees based upon product sales amounts for the remaining three quarters of 1999.

9. Stockholder Rights Plan

Each outstanding share of common stock of the Company has one preferred share purchase right (Right) per share. Each Right entitles the registered holder to purchase one one-hundredth of a share of Series A Junior Participating Preferred Stock, at a price of $200 per one-hundredth of a preferred share (subject to adjustment). The Rights become exercisable only if certain change in ownership control events occur and the Company does not redeem the Rights. The Rights expire on July 14, 2008, if not previously redeemed or exercised.

10. Stockholders' Equity

Follow-on Stock Offering
------------------------
On May 25, 2000, the Company issued 1,000,000 shares of common stock at $18 per share in a public offering and received proceeds of $16,448,138, net of issuance costs.

Stock Incentive Plans
---------------------
Under stock incentive plans, designated persons (including officers, employees, directors and consultants) have been or may be granted rights to acquire Company common stock. These rights include stock options and other equity rights. At December 31, 2000, 4,067,374 shares of common stock remain reserved for issuance, of which 1,803,308 shares remain available for grant.

Stock options become exercisable over varying periods and expire up to ten years from the date of grant. Options may be granted in the form of incentive stock options or nonqualified stock options. The option price for incentive stock options cannot be less than fair market value on the date of the grant. The option price for nonqualified stock options may be set by the board of directors.

Stock option activity in the three years ended December 31, 2000 is summarized as follows:

                                                    Number of           Average Price
                                                     Shares               Per Share
                                                 ----------------      ----------------
Outstanding at December 31, 1997...............         2,081,150      $           6.32
   Granted.....................................           472,408                  4.81
   Exercised...................................          (275,786)                 4.27
   Canceled....................................           (90,296)                 4.43
                                                 ----------------      ----------------

Outstanding at December 31, 1998...............         2,187,476                  6.33
   Granted.....................................           548,711                 11.78
   Exercised...................................          (386,006)                 5.21
   Canceled....................................          (246,047)                 9.77
                                                 ----------------      ----------------

Outstanding at December 31, 1999...............         2,104,134                  7.56
   Granted.....................................           713,040                 20.76
   Exercised...................................          (503,036)                 8.05
   Canceled....................................           (50,372)                13.08
                                                 ----------------      ----------------

Outstanding at December 31, 2000...............         2,263,766      $          11.48
                                                 ================      ================

The following table summarizes information concerning options outstanding and exercisable at December 31, 2000:

                                            Options Outstanding                      Options Exercisable
                               ---------------------------------------------     ----------------------------
                                                  Weighted        Weighted                         Weighted
                                                  Average         Average                          Average
                                  Number         Remaining        Exercise          Number         Exercise
                                Outstanding         Life           Price          Exercisable       Price
------------------------------ -------------  --------------    ------------     -------------   ------------
   $3.38-$4.00...............        328,752            6.76    $       3.85           175,497   $       3.82
   $4.13-$4.75...............        322,500            5.32            4.65           319,303           4.65
   $4.81-$5.25...............        230,723            5.94            4.86           179,322           4.87
   $5.38-$8.75...............        159,845            5.77            6.69           107,357           6.30
   $10.06-$12.00.............        435,496            7.79           11.75           125,952          11.60
   $12.50-$16.44.............        535,300            8.38           15.96            63,927          13.49
   $16.75-$51.50.............        251,150            9.29           29.38            15,900          17.31
                               -------------                                     -------------
     Total                         2,263,766            7.26           11.48           987,258           6.39
                               -------------                                     -------------

Employee Stock Purchase Plan
----------------------------
Under the Company's employee stock purchase plan, substantially all employees may purchase shares of common stock at the end of semi-annual purchase periods at a price equal to the lower of 85 percent of the stock's fair market value on the first or last day of that period. Plan funding occurs throughout the purchase period by pre-elected payroll deductions of up to 15 percent of regular pay. No compensation expense results from the plan. Shares issued under the plan were 31,422, 18,189 and 25,077 at average prices of $4.32, $8.90 and $12.47 per share in 1998, 1999 and 2000, respectively. At December 31, 2000, 101,901 shares remain reserved for future issuance under the plan.

Fair Value of Stock Plans
-------------------------
The Company applies APB Opinion No. 25 in accounting for its stock incentive plans for designated persons and, accordingly, no compensation cost has been recognized in the financial statements for employee and director stock options granted under its stock plans. Had the Company determined compensation cost based on the fair value at the grant date for its stock options and the fair value of the discount related to the employee stock purchase plan under SFAS 123, the Company's net income (loss) would have been reported as shown below:

                                                      1998           1999            2000
                                                --------------  --------------  --------------
Net income (loss):
  As reported                                   $      414,287  $   4,731,499   $  (19,453,822)
  Pro forma                                     $     (647,715)     2,853,476      (24,856,197)

Net income (loss) per common share:
  As reported diluted                           $         0.03  $        0.30   $        (1.22)
  Pro forma diluted                             $        (0.04) $        0.18   $        (1.55)

The per share weighted-average fair value of stock options granted during 1998, 1999 and 2000 was $2.73, $6.50 and $14.03, respectively, on the date of grant, using the Black-Scholes option-pricing model with the following weighted-average assumptions:

                                                      1998           1999            2000
                                                --------------  --------------  --------------
     Expected dividend yield                                 0%              0%              0%
     Risk-free interest rate                              5.00%           5.00%           4.80%
     Annualized volatility                                0.61            0.60            0.80
     Expected life, in years                                 5               5               5

Retirement Savings Plan The Company's retirement savings plan conforms to
Section 401(k) of the Internal Revenue Code and participation is available to substantially all employees. Under the savings plan, participants may contribute a percentage of their eligible compensation for investment in Company common stock or other investment vehicles. The Company matches a portion of employees' contributions and may also make discretionary contributions ratably to all eligible employees. Company contributions are made in the form of Company common stock and become fully vested when an employee attains five years of service. Contribution expense was $314,496, $362,087 and $315,993 in 1998, 1999 and 2000,
respectively. The Company had 216,794 shares reserved for future issuance under the savings plan at December 31, 2000.

Preferred Stock At December 31, 2000, 10,000,000 shares of preferred stock remained issuable. Issuance is subject to board of directors' action.

11. MGI Funded Retirement Trust

The Company sponsors a money purchase retirement plan covering substantially all employees. Under the plan, the Company contributes a percentage of participating employees' eligible compensation. Company contributions resulted in expense of $198,647, $203,724 and $184,634 in 1998, 1999 and 2000, respectively.

12. Income Taxes

The provision for income taxes differs from statutory federal income tax rates in the years ended December 31, 1998, 1999 and 2000 as follows:

                                                      1998                   1999                   2000
                                               ------------------     ------------------     ------------------
Statutory federal income tax rate..........    $          210,558     $        1,717,867     $       (3,367,082)
Foreign tax................................               135,300                145,200                 97,680
Valuation allowance change.................              (556,081)            (1,833,215)             3,857,787
Research activities credit.................              (149,859)              (172,570)              (255,380)
Orphan drug credit.........................              (222,155)              (386,357)              (993,878)
State income taxes, net of federal benefit.                15,482                126,314               (247,579)
Net operating loss expiration..............               700,833                484,007              1,052,891
Other......................................                70,922                239,805                  3,561
                                               ------------------     ------------------     ------------------
                                               $          205,000     $          321,051     $          148,000
                                               ==================     ==================     ==================


Deferred taxes as of December 31, 1999 and 2000 consist of the following:

                                                                          1999               2000
                                                                          ----               ----
Deferred tax assets:
Receivable allowances.............................................  $         48,289   $         59,467
Inventory allowances..............................................             4,131              7,777
Product return allowance..........................................           128,493            225,288
Miscellaneous accrued expenses....................................           100,085             79,180
Deferred revenue..................................................                --            491,708
Amortization of intangibles.......................................                --             22,162
Net operating loss carryforward...................................        26,605,280         32,046,857
Research credit carryforward......................................         2,345,201          2,600,581
Orphan drug credit................................................         1,121,387          2,115,265
Alternative minimum tax credit carryforward.......................            48,295             48,295
                                                                    ----------------   ----------------
                                                                          30,401,161         37,696,580
Less valuation allowance..........................................       (30,366,162)       (37,631,803)
                                                                    ----------------   ----------------
                                                                    $         34,999   $         64,777
                                                                    ================   ================
Deferred tax liabilities:.........................................
Tax depreciation greater than book................................  $         34,999   $         64,777
                                                                    ================   ================

The Company maintains a valuation allowance to fully reserve against its deferred tax assets due to uncertainty over the ability to realize these assets. As of December 31, 1999 and December 31, 2000, the valuation allowances were $30,366,162 and $37,631,803, respectively. Of these amounts, $1,245,124 for the year ended December 31, 1999 and $4,652,978 for the year ended December 31, 2000, were attributable to increases in the net operating loss carryover resulting from the exercise of stock options. These amounts will be recorded as a credit to paid-in capital if it is determined in the future that this portion of the valuation allowance is no longer required.

At December 31, 2000, the Company had net operating loss carryforwards of approximately $85,458,000 for federal income tax purposes, which began to expire in 2001. The Company also had a credit for alternative minimum tax of $48,295 which has no expiration date. Additionally, the Company had research credit carryforwards of approximately $2,601,000, and orphan drug credit carryforwards of approximately $2,115,000 which began to expire in 2001.

13. Income (Loss) Per Common Share

Income (loss) per share for the years ended December 31, 1998, 1999 and 2000 is based on weighted average shares outstanding as summarized in the following table:

Year ended                                                      Dec. 31, 1998     Dec. 31, 1999     Dec. 31, 2000
----------                                                      -------------     -------------     -------------
   Weighted-average shares - basic...........................     14,367,627        14,742,151        15,990,459
   Effect of dilutive stock options..........................        598,485           890,969                --
                                                                  ----------        ----------        ----------
   Weighted-average shares - assuming dilution...............     14,966,112        15,633,120        15,990,459
                                                                  ==========        ==========        ==========

The total number of options excluded from the calculation of potentially dilutive securities either because the exercise price exceeded the average market price or because their inclusion in a calculation of net loss per share would have been anti-dilutive were 408,674, 232,087 and 2,263,766 for 1998, 1999 and 2000, respectively.

14. Related Party Transactions

One of the Company's directors, who became a director in May 1998, is the managing partner of Boston Healthcare Associates, a biotechnology consulting partner for the Company. The Company made payments to Boston Healthcare of $136,000, $87,000 and $172,000 in 1998, 1999, and 2000, respectively.
Transactions with Boston Healthcare were in the ordinary course of business at prices comparable to transactions with other companies.

15. Segment and Geographical Information

The Company operates in a single operating segment of specialty pharmaceuticals. Essentially all of its long-lived assets are located in the United States. Operating revenues attributable to the U.S. and foreign customers in the years ended December 31, 1998, 1999 and 2000 are as follows:

                                                      1998                   1999                   2000
                                               ------------------     ------------------     -------------------
United States..............................    $       14,319,608     $       21,229,185     $        23,259,190
Japan......................................             2,100,405              2,476,474               1,154,315
Other Foreign..............................               622,501                979,829                 799,068
                                               ------------------     ------------------     -------------------
                                                       17,042,514             24,685,488              25,212,573
                                               ------------------     ------------------     -------------------

Other foreign areas include Canada, Colombia, Europe, Israel, Korea and
Singapore.

16. Product Acquisition

On November 21, 2000, MGI acquired certain assets and assumed certain liabilities related to the business associated with the product Hexalen Capsules (altretamine) from MedImmune. MGI paid $1.2 million upon execution of the agreement. Quarterly payments of $1.2 million each are due over the five quarters following the purchase. The $7,091,870 excess of the $7.2 million purchase price over the $108,130 fair value of the net assets acquired was allocated to intangible assets. Royalties will be due MedImmune on quarterly net sales of Hexalen Capsules for a period of ten years. The results of the operations of the business associated with the product Hexalen Capsules have been included in the accompanying Statement of Operations from November 21, 2000. Net direct revenues of Hexalen Capsules for the period from January 1, 2000, to November 21, 2000 were $1.4 million (unaudited). No additional information for periods prior to January 1, 2000 or more detailed information during 2000 is available with respect to Hexalen Capsules. Results for this period under MedImmune are not necessarily indicative of results expected for an entire year under MGI ownership.

17. Subsequent Event

In January 2001, MGI executed a license and distribution agreement with Barr Laboratories for the commercialization in the United States for Mylocel Tablets, an FDA-approved oral tablet formulation of hydroxyurea manufactured by Barr Laboratories. Mylocel Tablets are an antineoplastic agent indicated for the treatment of melanoma, resistant chronic leukemia, and recurrent, metastatic, or inoperable carcinoma of the ovary. Under the agreement, Barr granted MGI the right to distribute, market and sell Mylocel Tablets in the United States. MGI will begin marketing and distributing the product late in the first quarter of 2001. Barr will receive royalty payments based upon product contribution derived from MGI's sale of Mylocel Tablets under the agreement. Unless earlier terminated by the parties, the term of the agreement extends for ten years, with automatic annual renewals. MGI may terminate the agreement upon 90 days' notice after the first year. Barr may terminate the agreement upon 120 days' notice after the second year, or upon 90 days' notice if MGI does not meet minimum sales call activity during the first 12 months.

On February 28, 2001, the Company entered into a common stock underwriting agreement with Ramius Securities, LLC (Ramius Securities) and a stand-by purchase agreement with Ramius Capital Group, LLC (Ramius Capital). Under the terms of the underwriting agreement, Ramius Securities is obligated to sell, on a best-efforts basis and at the Company's election from time to time, an aggregate of up to $100 million of the Company's common stock over a two-year period in individual offerings of $2 million to $15 million. Under the terms of the stand-by purchase agreement, if Ramius Securities fails to sell the requisite amount of shares during any given selling period pursuant to the terms of the underwriting agreement, Ramius Capital is obligated to purchase the remaining shares. In connection with these agreements, Ramius Securities was granted an option to purchase an aggregate of 100,000 shares of the Company's common stock for a two-year period at prices ranging from $16.95 to $24.72 per share.

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders MGI PHARMA, INC.:

We have audited the accompanying balance sheets of MGI PHARMA, INC. as of December 31, 1999 and 2000, and the related statements of operations, cash flows and stockholders' equity for each of the years in the three-year period ended December 31, 2000. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of MGI PHARMA, INC. as of December 31, 1999 and 2000, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the financial statements, the company changed its method of recognizing licensing revenue as a result of the adoption of SEC Staff Accounting Bulletin No. 101.

KPMG LLP

/s/ KPMG LLP

Minneapolis, Minnesota
February 5, 2001, except as to
Note 17 which is as of
February 28, 2001

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant

The information contained under the headings "Election of Directors" and "Executive Officers of the Company" of our Proxy Statement for our 2001 Annual Meeting of Shareholders, to be held on May 8, 2001 (the "Proxy Statement"), is incorporated herein by reference.

Item 11. Executive Compensation

The information contained under the heading "Executive Compensation" of the Proxy Statement is incorporated herein by reference, other than the subsection thereunder entitled "Report of Compensation Committee on Executive Compensation."

Item 12. Security Ownership of Certain Beneficial Owners and Management

The information contained under the heading "Security Ownership of Certain Beneficial Owners and Management" of the Proxy Statement is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

None.

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

                                                                   Page in this
(a)      1.       Financial Statements                             Annual Report
                  --------------------                             -------------

                  Balance Sheets at
                  December 31, 1999 and 2000                             46

                  Statements of Operations
                  for the Years Ended December 31,
                  1998, 1999 and 2000                                    48

                  Statements of Cash Flows
                  for the Years Ended December 31,
                  1998, 1999 and 2000                                    49

                  Statements of Stockholders'
                  Equity for the Years Ended December 31,
                  1998, 1999 and 2000                                    50

                  Notes to Financial Statements                          51

                  Independent Auditors' Report                           64


         2.       Financial Statement Schedules

                  Independent Auditors' Report on
                  Financial Statement Schedule                           71

                  Schedule II - Valuation and Qualifying Accounts        72

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

*10.7 1999 Nonemployee Director Stock Option Plan (Incorporated by reference to Exhibit 10.7 to the Company's Annual Report on Form 10-K for the year ended December 31, 1999, as amended by Form 10-K/A-1 filed on March 31, 2000 and Form 10-K/A-2 filed on February 14, 2001).

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

**10.14 Supply and License Agreement, dated March 19, 1992, among E Merck Fine Chemicals Division, EM Industries and the Company (Incorporated by reference to Exhibit 10.23 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997).

10.15 Development, Marketing and Cooperation Agreement, dated October 23, 1995, between the Company and Dainippon Pharmaceutical Co., Ltd. (Incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995).

10.16 Manufacturing Agreement, dated December 12, 1995, between the Company and Global Pharm, Inc. (now known as Patheon Inc.). (Incorporated by reference to Exhibit 10.25 to the Company's Annual Report on Form 10-K for the year ended December 31, 1995).

**10.17 Exclusive License Agreement, dated August 31, 1993, between the Company and The Regents of the University of California (Incorporated by reference to Exhibit 10.25 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998).

*10.18 Termination Agreement, dated as of September 14, 1999, with William C. Brown (Incorporated by reference to Exhibit 10.18 to the Company's Annual Report on Form 10-K for the year ended December 31, 1999, as amended by Form 10-K/A-1 filed on March 31, 2000 and Form 10-K/A-2 filed on February 14, 2001).

*10.19 Termination Agreement, dated as of September 27, 1999, with Leon O. Moulder, Jr. (Incorporated by reference to Exhibit 10.19 to the Company's Annual Report on Form 10-K for the year ended December 31, 1999, as amended by Form 10-K/A-1 filed on March 31, 2000 and Form 10-K/A-2 filed on February 14, 2001).

10.20 Promotion Agreement, dated April 1, 1999, between the Company and Connetics Corporation (Incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31,
         1999).

**10.21 Promotion Agreement, dated April 1, 1999, between the Company and Connetics Corporation (Incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31,
         1999).

*10.22 Separation Agreement, dated April 2, 1999, between the Company and Lori-jean Gille, (Incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30,
         1999).

10.23 Lease Agreement, dated April 19, 1999, with West Bloomington Center LLC (Incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999).

*10.24 Retirement, Separation and Release Agreement, dated June 23, 1999, between the Company and James V. Adam (Incorporated by reference to Exhibit 10.3 to the Company's Quarterly

         Report on Form 10-Q for the quarter ended June 30, 1999).

**10.25 Co-Exclusive Marketing Agreement, dated June 29, 1999, between the Company and Pharmacia & Upjohn Company (now known as Pharmacia Corporation) (Incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30,
         1999).

**10.26 License Agreement, dated December 14, 1999, between the Company and Kissei Pharmaceutical Co., Ltd. (Incorporated by reference to Exhibit
         10.26 to the Company's Annual Report on Form 10-K for the year ended December 31, 1999, as amended by Form 10-K/A-1 filed on March 31, 2000 and Form 10-K/A-2 filed on February 14, 2001).

10.27 License Agreement, dated as of April 11, 2000, by and between the Company and CIBA Vision AG (Incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000).

**10.28 License, Research and Development Agreement, dated as of August 5, 2000, by and between the Company and MethylGene, Inc. (Incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000).

10.29 Stock Purchase Agreement, dated as of August 5, 2000, by and between the Company and MethylGene, Inc. (Incorporated by reference to Exhibit
         10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000).

**10.30 Asset Purchase Agreement, dated as of October 26, 2000, by and between MedImmune Oncology, Inc. and the Company (Incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000).

10.31 Lease Agreement, dated January 3, 2001, by and between Liberty Property Limited Partnership and the Company.

23       Consent of KPMG LLP.

24       Power of Attorney.

99 Cautionary Statements under the Private Securities Litigation Reform Act of 1995.

* Items that are management contracts or compensatory plans or arrangements required to be filed as an exhibit pursuant to Item 14(c) of this Form 10-K.

** Pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended, confidential portions of Exhibits 10.14, 10.17, 10.21, 10.25, 10.26, 10.28 and 10.30 have been deleted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment.

(b)      Reports on Form 8-K

         We filed a report on Form 8-K on December 1, 2000.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:  March 22, 2001                MGI PHARMA, INC.


                                      By  /s/ Charles N. Blitzer
                                          --------------------------------------
                                          Charles N. Blitzer, President, Chief
                                          Executive Officer and Director

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

         Signature                           Title                            Date
         ---------                           -----                            ----
         Charles N. Blitzer                  President, Chief Executive       March 22, 2001
                                             Officer (principal
         /s/ Charles N. Blitzer              executive officer) and
                                             Director

         William C. Brown                    Chief Financial Officer          March 22, 2001
                                             (principal financial and
         /s/ William C. Brown                accounting officer)

         Andrew J. Ferrarra*                 Director

         Joseph S. Frelinghuysen*            Director

         Michael E. Hanson*                  Director

         Hugh E. Miller*                     Director

         Lee J. Schroeder*                   Director

         Arthur Weaver, M.D.*                Director

         * By Charles N. Blitzer as Attorney-in-Fact, by Power of Attorney filed with this report as Exhibit 24 hereto.

                          INDEPENDENT AUDITORS' REPORT
                         ON FINANCIAL STATEMENT SCHEDULE



The Board of Directors and Shareholders
MGI PHARMA, Inc.:



Under date of February 5, 2001, except as to Note 17 which is as of February 28, 2001, we reported on the balance sheets of MGI PHARMA, Inc. as of December 31, 2000 and 1999, and the related statements of operations, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 2000, as included in MGI PHARMA, Inc.'s Annual Report on Form 10-K for the fiscal year ended December 31, 2000. In connection with our audits of the aforementioned financial statements, we also audited the related financial statement schedule as listed in the accompanying index (see item 14(a)(2)). This financial statement schedule is the responsibility of MGI PHARMA, Inc.'s management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                  /s/ KPMG LLP



Minneapolis, Minnesota
February 5, 2001

                  Schedule II Valuation and Qualifying Accounts

                                MGI PHARMA, INC.
                        VALUATION AND QUALIFYING ACCOUNTS

                                 Balance at       Charged to      Charged to
                                 Beginning        Costs and         Other          Deductions        End of
         Description             of Period         Expenses        Accounts           (1)            Period
                                -------------    -------------   -------------    -------------   -------------
Year ended December 31, 1998
  Deducted from asset accounts:
     Accounts receivable
       allowance............... $      84,215    $     296,570   $          --    $     282,825   $      97,960

Year ended December 31, 1999
  Deducted from asset accounts:
     Accounts receivable
       allowance............... $      97,960    $     407,025   $          --    $     376,214   $     128,771

Year ended December 31, 2000
  Deducted from asset accounts:
     Accounts receivable
       allowance............... $     128,771    $     470,283   $          --    $     440,475   $     158,579

(1) Discounts by customers, or write-off of uncollectible accounts, net of recoveries.

                                  EXHIBIT INDEX
                                MGI PHARMA, INC.

                           Annual Report on Form 10-K
                                       For
                          Year Ended December 31, 2000

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

*10.7 1999 Nonemployee Director Stock Option Plan (Incorporated by reference to Exhibit 10.7 to the Company's Annual Report on Form 10-K for the year ended December 31, 1999, as amended by Form 10-K/A-1 filed on March 31, 2000 and Form 10-K/A-2 filed on February

         14, 2001).

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

**10.14 Supply and License Agreement, dated March 19, 1992, among E Merck Fine Chemicals Division, EM Industries and the Company (Incorporated by reference to Exhibit 10.23 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997).

10.15 Development, Marketing and Cooperation Agreement, dated October 23, 1995, between the Company and Dainippon Pharmaceutical Co., Ltd. (Incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995).

10.16 Manufacturing Agreement, dated December 12, 1995, between the Company and Global Pharm Inc. (now known as Patheon Inc.). (Incorporated by reference to Exhibit 10.25 to the Company's Annual Report on Form 10-K for the year ended December 31, 1995).

**10.17 Exclusive License Agreement, dated August 31, 1993, between the Company and The Regents of the University of California (Incorporated by reference to Exhibit 10.25 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998).

*10.18 Termination Agreement, dated as of September 14, 1999, with William C. Brown (Incorporated by reference to Exhibit 10.18 to the Company's Annual Report on Form 10-K for the year ended December 31, 1999, as amended by Form 10-K/A-1 filed on March 31, 2000 and Form 10-K/A-2 filed on February 14, 2001).

*10.19 Termination Agreement, dated as of September 27, 1999, with Leon O. Moulder, Jr. (Incorporated by reference to Exhibit 10.19 to the Company's Annual Report on Form 10-K for the year ended December 31, 1999, as amended by Form 10-K/A-1 filed on March 31, 2000 and Form 10-K/A-2 filed on February 14, 2001).

10.20 Promotion Agreement, dated April 1, 1999, between the Company and Connetics Corporation (Incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31,
         1999).

**10.21 Promotion Agreement, dated April 1, 1999, between the Company and Connetics Corporation (Incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31,
         1999).

*10.22 Separation Agreement, dated April 2, 1999, between the Company and Lori-jean Gille, (Incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30,
         1999).

10.23 Lease Agreement, dated April 19, 1999, with West Bloomington Center LLC (Incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999).

*10.24 Retirement, Separation and Release Agreement, dated June 23, 1999, between the Company and James V. Adam (Incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999).

**10.25 Co-Exclusive Marketing Agreement, dated June 29, 1999, between the Company and Pharmacia & Upjohn Company (now known as Pharmacia Corporation) (Incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30,
         1999).

**10.26 License Agreement, dated December 14, 1999, between the Company and Kissei Pharmaceutical Co., Ltd. (Incorporated by reference to Exhibit
         10.26 to the Company's Annual Report on Form 10-K for the year ended December 31, 1999, as amended by Form 10-K/A-1 filed on March 31, 2000 and Form 10-K/A-2 filed on February 14, 2001).

10.27 License Agreement, dated as of April 11, 2000, by and between the Company and CIBA Vision AG (Incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000).

**10.28 License, Research and Development Agreement, dated as of August 5, 2000, by and between the Company and MethylGene, Inc. (Incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000).

10.29 Stock Purchase Agreement, dated as of August 5, 2000, by and between the Company and MethylGene, Inc. (Incorporated by reference to Exhibit
         10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000).

**10.30 Asset Purchase Agreement, dated as of October 26, 2000, by and between MedImmune Oncology, Inc. and the Company (Incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000).

10.31 Lease Agreement, dated January 3, 2001, by and between Liberty Property Limited Partnership and the Company.

23       Consent of KPMG LLP.

24       Power of Attorney.

99 Cautionary Statements under the Private Securities Litigation Reform Act of 1995.

* Items that are management contracts or compensatory plans or arrangements required to be filed as an exhibit pursuant to Item 14(c) of this Form 10-K.

** Pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended, confidential portions of Exhibits 10.14, 10.17, 10.21, 10.25, 10.26, 10.28 and 10.30 have been deleted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment.