Form 10-Q
period 2001-03-31
MGI PHARMA INC
filed 2001-05-09
CIK 702131

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q


(Mark One)
  [X]         Quarterly report pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2001

                                       OR

  [ ]         Transition report pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

For the transition period from                       to
                               ---------------------    -----------------------

Commission File Number:  0-10736
                         -------

                                MGI PHARMA, INC.
                                ----------------
             (Exact name of registrant as specified in its charter)

           Minnesota                                      41-1364647
 -------------------------------                ------------------------------
 (State or other jurisdiction of                (I.R.S. employer identification
  incorporation or organization)                            number)

   6300 West Old Shakopee Road
            Suite 110
   Bloomington, Minnesota 55438                         (952) 346-4700
 -------------------------------                -------------------------------
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
Yes  X    No
    ---      ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

 Common Stock, $.01 par value                        16,852,462 shares
 ----------------------------                   -----------------------------
           (Class)                               (Outstanding at May 4, 2001)

                                MGI PHARMA, INC.

                                 FORM 10-Q INDEX

                                                                           Page
                                                                          Number
                                                                          ------
PART I. FINANCIAL INFORMATION

     Item 1. Financial Statements (Unaudited)

                 Balance Sheets - December 31, 2000
                 and March 31, 2001                                            3

                 Statements of Operations - Three Months
                 Ended March 31, 2000 and 2001                                 5

                 Statements of Cash Flows - Three Months
                 Ended March 31, 2000 and 2001                                 6

                 Notes to Financial Statements                                 7

     Item 2. Management's Discussion and Analysis of
             Financial Condition and Results of Operations                    13

     Item 3. Quantitative and Qualitative Disclosure About
             Market Risk                                                      16


PART II. OTHER INFORMATION


     Item 4. Submission of Matters to a Vote of Security                      17
             Holders

     Item 5. Other Information                                                17

     Item 6. Exhibits and Reports on Form 8-K                                 17



SIGNATURES                                                                    18

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                                MGI PHARMA, INC.

                                 BALANCE SHEETS

                                   (unaudited)

                                                   December 31,        March 31,
                                                       2000              2001
                                                   -----------       -----------
ASSETS
------

Current assets:
  Cash and cash equivalents                        $11,031,714       $13,281,732
  Short-term investments                            18,867,073        10,603,229
  Receivables, less allowances of
    $158,579 and $185,829                            2,806,462         3,924,012
  Inventories                                        1,476,275         1,587,964
  Prepaid expenses                                   5,826,260         6,431,212
                                                   -----------       -----------

     Total current assets                           40,007,784        35,828,149

Equipment and furniture, at cost
  less accumulated depreciation of
  $1,192,171 and $1,316,672                          1,510,859         1,855,393

Long-term investments                                3,800,000         3,800,000

Intangible assets, at cost
  less accumulated amortization of
  $98,498 and $393,993                               6,993,372         6,697,877

Other assets                                           431,555           431,555
                                                   -----------       -----------

Total assets                                       $52,743,570       $48,612,974
                                                   ===========       ===========


(Continued)

BALANCE SHEETS
(Unaudited)
Page 2
                                                December 31,         March 31,
                                                   2000                2001
                                               -------------      -------------
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Current liabilities:
  Accounts payable                             $   1,426,828      $   2,525,434
  Accrued expenses                                11,785,849          9,360,556
  Deferred revenue                                   731,883            731,883
  Other current liabilities                           21,411            177,860
                                               -------------      -------------

     Total current liabilities                    13,965,971         12,795,733
                                               -------------      -------------

Noncurrent liabilities:
  Long-term deposit payable                        1,550,000          2,100,000
  Deferred revenue                                 9,981,982          9,799,011
  Other noncurrent liabilities                     1,200,000                 --
                                               -------------      -------------

     Total noncurrent liabilities                 12,731,982         11,899,011
                                               -------------      -------------

     Total liabilities                            26,697,953         24,694,744
                                               -------------      -------------

Stockholders' equity:
  Preferred stock, 10,000,000
    authorized and unissued shares
  Common stock, $.01 par value,
    30,000,000 authorized shares,
    16,509,008 and 16,555,124
    Issued shares                                    165,090            165,551
  Additional paid-in capital                     114,431,198        115,422,847
  Accumulated deficit                            (88,550,671)       (91,670,168)
                                               -------------      -------------

     Total stockholders' equity                   26,045,617         23,918,230
                                               -------------      -------------

Total liabilities and
  stockholders' equity                         $  52,743,570      $  48,612,974
                                               =============      =============
-------------------------------------

See accompanying notes to financial statements.

                                MGI PHARMA, INC.

                            STATEMENTS OF OPERATIONS

                                   (Unaudited)

                                                           Three Months Ended
                                                                March 31,
                                                      ----------------------------
                                                          2000            2001
                                                      ------------    ------------
Revenues:
  Sales                                               $  4,566,295    $  6,984,108
  Promotion                                                250,000              --
  Licensing                                                361,056         591,669
                                                      ------------    ------------
                                                         5,177,351       7,575,777
                                                      ------------    ------------

Costs and Expenses:
  Cost of sales                                            304,071         789,353
  Selling, general and administrative                    3,520,584       6,492,775
  Research and development                               1,804,218       3,553,818
  Amortization                                                  --         295,494
                                                      ------------    ------------
                                                         5,628,873      11,131,440
                                                      ------------    ------------

Loss from operations                                      (451,522)     (3,555,663)

Interest income                                            372,846         436,166
                                                      ------------    ------------

Loss before taxes and cumulative effect
   of change in accounting principle                       (78,676)     (3,119,497)

Provision for income taxes                                  61,279              --
                                                      ------------    ------------

Loss before cumulative effect
   of change in accounting principle                      (139,955)     (3,119,497)

Cumulative effect of change in accounting principle     (9,402,643)             --
                                                      ------------    ------------

Net loss                                              $ (9,542,598)   $ (3,119,497)
                                                      ============    ============


Net loss per common share:

Basic:
Loss before effect of accounting change               $      (0.01)   $      (0.19)
Cumulative effect of accounting change                       (0.62)           0.00
                                                      ------------    ------------
Net loss                                              $      (0.63)   $      (0.19)
                                                      ============    ============

Assuming dilution:
Loss before effect of accounting change               $      (0.01)   $      (0.19)
Cumulative effect of accounting change                       (0.62)           0.00
                                                      ------------    ------------
Net loss                                              $      (0.63)   $      (0.19)
                                                      ============    ============

Weighted average number of
   common shares outstanding:
           Basic                                        15,217,199      16,532,670

           Assuming dilution                            15,217,199      16,532,670

-------------------------------------

See accompanying notes to financial statements.

                                MGI PHARMA, INC.

                            STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                                        Three Months Ended March 31,
                                                        ----------------------------
                                                            2000            2001
                                                        ------------    ------------
OPERATING ACTIVITIES:
Net loss                                                $ (9,542,598)   $ (3,119,497)
Adjustments for non-cash items:
  Cumulative effect of change in accounting principle      9,402,643              --
  Depreciation and asset amortization                         70,148         419,996
  Benefit plan contribution                                   47,367          88,580
  Other                                                        7,500           7,500
Change in operating assets and liabilities:
  Receivables                                               (408,846)     (1,117,550)
  Inventories                                               (110,479)       (111,689)
  Prepaid expenses                                          (406,275)        (88,348)
  Accounts payable and accrued expenses                      229,850      (1,099,086)
  Deferred revenue                                          (102,386)       (182,971)
  Other current liabilities                                   46,830         156,449
                                                        ------------    ------------

Net cash used in operating activities                       (766,246)     (5,046,616)
                                                        ------------    ------------

INVESTING ACTIVITIES:
  Purchase of investments                                (14,025,339)     (3,447,500)
  Maturity of investments                                  9,705,872      11,711,344
  Acquisition of Hexalen(R)Capsules                               --      (1,200,000)
  Purchase of equipment and furniture                       (208,459)       (469,035)
                                                        ------------    ------------

Net cash provided by (used in) investing activities       (4,527,926)      6,594,809
                                                        ------------    ------------

FINANCING ACTIVITIES:
  Receipt of deposit payable                                      --         550,000
  Issuance of shares under stock
    plans                                                  3,647,606         151,825
                                                        ------------    ------------
Net cash provided by financing
  activities                                               3,647,606         701,825
                                                        ------------    ------------
Increase (decrease) in cash and
  cash equivalents                                        (1,646,566)      2,250,018

Cash and cash equivalents at
  beginning of period                                      8,249,248      11,031,714
                                                        ------------    ------------

Cash and cash equivalents at
  end of period                                         $  6,602,682    $ 13,281,732
                                                        ============    ============

Supplemental disclosure of cash information:
  Cash paid for income taxes                            $    140,000    $        500

-------------------------------------

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

The Company promotes products directly to physicians in the United States using its own specialty sales force. These products include Company owned Salagen(R) Tablets (pilocarpine hydrochloride), Hexalen(R) Capsules (altretamine), and Didronel(R) I.V. Infusion (etidronate disodium). The Company also sells Mylocel(TM) Tablets (hydroxyurea) under an exclusive marketing and distribution agreement with Barr Laboratories. Salagen Tablets are approved in the United States for two indications: symptoms of radiation-induced dry mouth in head and neck cancer patients and the symptoms of dry mouth associated with Sjogren's syndrome, an autoimmune disease that damages the salivary glands. Sales of Salagen Tablets in the United States accounted for 83 percent of product sales in the first quarter of 2001. Hexalen Capsules, which the Company began selling since it acquired the product from MedImmune, Inc. in November 2000, are an orally administered chemotherapeutic agent approved in the United States for treatment of refractory ovarian cancer. Didronel I.V. Infusion is approved for the treatment of hypercalcemia (elevated blood calcium) in late-stage cancer patients. Mylocel Tablets are approved for the treatment of melanoma, resistant chronic myelocytic leukemia, and recurrent, metastatic, or inoperable carcinoma of the ovary. Outside the United States, MGI commercializes its products through various alliances and recognizes licensing revenues. MGI has licensing agreements with several international pharmaceutical companies to develop and commercialize Salagen Tablets in Europe, Canada and Japan. Exclusive rights in Japan to irofulven and the other acylfulvene analogs were granted to Dainippon under a development and commercialization agreement in 1995. MGI relies on third parties to manufacture its commercialized and development stage products.

The Company's current product development efforts include preclinical studies and clinical trials for irofulven, the lead product candidate in MGI's novel family of proprietary cancer therapy compounds called the acylfulvenes. MGI is also developing MG98 and other inhibitors of DNA methyltransferase for North American markets. DNA methyltransferase is an enzyme that has been associated with rapid tumor growth. In addition, in October 2000, MGI made a $5 million deposit toward the license of palonosetron, a cancer supportive care product candidate in Phase 3 development for chemotherapy-induced nausea and vomiting. Please refer to Footnote No. 14, Subsequent Event, for more information. MGI also provides ongoing clinical support of Salagen Tablets.

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal, recurring adjustments) considered necessary for fair presentation have been included. Interim results may not be indicative of annual results. Certain prior year amounts have been reclassified to conform with the current year presentation. For further information, refer to the financial statements and footnotes included in the Company's report on Form 10-K for the year ended December 31, 2000.

(2)      New Accounting Pronouncement

Statement of Financial Accounting Standards (SFAS) 133, "Accounting for Derivative Instruments and Hedging Activities" (as amended), requires all derivatives to be recognized as assets or liabilities on the balance sheet and measured at fair value on a mark-to-market basis. These market value adjustments are included either in net earnings of loss in the statement of operations or in other comprehensive income (and accumulated stockholders' equity), depending on the nature of the transaction. The adoption of SFAS 133, in January 2001, did not have an impact on the financial position or results of operations of the Company.

(3)      Loss Per Common Share

Loss per share for the three month periods ended March 31, 2000 and 2001 is based on weighted average shares outstanding as summarized in the following table:

                                                  2000             2001
                                              -------------   -------------

Weighted-average shares - basic                 15,217,199      16,532,670
Effect of dilutive stock options                       --              --
                                              -------------   -------------
Weighted-average shares - assuming dilution     15,217,199      16,532,670
                                              =============   =============

For loss periods, basic and diluted share amounts are identical, as the effect of potentially dilutive common stock equivalents is antidilutive.

(4)      Short-Term Investments

Because the Company has the intent and ability to hold its investments to maturity, they are considered held-to-maturity investments. As such, they are stated at amortized cost, which approximates estimated fair value. Held-to-maturity investments at December 31, 2000 and March 31, 2001 are summarized in the following table:

                                                 2000              2001
                                             --------------   --------------
Commercial paper                               $13,333,117       $8,479,736
Certificates of deposit                          5,533,956        2,123,493
                                             --------------   --------------
                                               $18,867,073      $10,603,229
                                             ==============   ==============

(5)      Inventories

Inventories at December 31, 2000 and March 31, 2001 are summarized as follows:

                                                  2000            2001
                                              -------------   -----------
Raw materials and supplies                        $339,039        $1,670
Work in process                                    699,598       969,808
                                              -------------   -----------
Finished products                                  437,638       616,486
                                              =============   ===========


Inventories are stated at the lower of cost or market. Cost is determined on a first-in, first-out basis.


(6)      Prepaid Expenses

Prepaid expenses at December 31, 2000 and March 31, 2001 are summarized in the following table:

                                                  2000            2001
                                              -------------   ------------
Palonosetron letter of intent deposit           $5,000,000     $5,000,000
Financing transaction costs                         --            516,604
Other prepaid expenses                             826,260        914,608
                                              -------------   ------------
                                                $5,826,260     $6,431,212
                                              =============   ============

(7)      Accrued Expenses

Accrued expenses at December 31, 2000 and March 31, 2001 are summarized in the following table:

                                                  2000             2001
                                              -------------   -------------
Hexalen Capsules business purchase obligation   $4,800,000      $4,800,000
Product development commitments                  3,500,784       1,480,529
Bonuses                                            889,499         589,788
Product return accrual                             600,768         628,469
Other accrued expenses                           1,994,798       1,861,770
                                              -------------   -------------
                                               $11,785,849      $9,360,556
                                              =============   =============

(8)      Promotion Revenue

In September 2000, MGI concluded its promotion agreement with Connetics Corporation for the promotion of Ridaura(R) (auranofin). Under the terms of the agreement, MGI recognized $250,000 per quarter through September 30, 2000 for making a minimum number of sales calls.

(9)      Stock Incentive Plans

Under stock incentive plans, designated persons (including officers, directors, employees and consultants) are granted rights to acquire Company common stock. These rights include stock options and other equity rights.

At March 31, 2001, 4,059,855 shares of common stock remain reserved for issuance, of which 646,190 remain available for grant. Options to purchase 3,413,665 shares of common stock were outstanding, of which 1,279,373 were exercisable. Options outstanding had a weighted average exercise price of $12.37 per share.


(10)     Stockholders' Equity

Changes in selected stockholders' equity accounts for the three months ended March 31, 2001 were as follows:

                                           Common Stock           Additional
                                   ----------------------------     paid-in
                                      Shares        Par value       capital
                                   -------------  -------------  --------------
Balance at December 31, 2000         16,509,008       $165,090    $114,431,198
Exercise of stock options                26,269            263         151,562
Employee retirement savings
  plan contribution                      19,162            191         315,990
Financing transaction costs           --             --                516,604
Other issuance                              685              7           7,493
                                   -------------  -------------  --------------
Balance at March 31, 2001            16,555,124       $165,551    $115,422,847
                                   =============  =============  ==============

The Company has registered five million shares for sale on a shelf registration statement with the Securities and Exchange Commission. Under a shelf registration statement, the Company may sell securities from time to time in one or more separate offerings in amounts, at prices and on terms to be determined at the time of sale.

On February 28, 2001, the Company entered into a common stock underwriting agreement with Ramius Securities, LLC (Ramius Securities) and a stand-by purchase agreement with Ramius Capital Group, LLC (Ramius Capital). Under the terms of the underwriting agreement, Ramius Securities is obligated to sell, on a best-efforts basis and at the Company's election from time to time, an aggregate of up to $100 million of the Company's common stock over a two-year period in individual offerings of $2 million to $15 million. Under the terms of the stand-by purchase agreement, if Ramius Securities fails to sell the requisite amount of shares during any given selling period pursuant to the terms of the underwriting agreement, Ramius Capital is obligated to purchase the remaining shares. In connection with these agreements, Ramius Securities was granted an option to purchase an aggregate of 100,000 shares of the Company's common stock for a two-year period at prices ranging from $16.95 to $24.72 per share. The $516,604 aggregate fair value of the warrants issued has been recorded as prepaid financing costs as of March 31, 2001. This fair value was determined by use if a Black-Scholes model using the following assumptions: expected dividend yield of 0%, risk-free interest rate of 4.8%, volatility of 80%, and expected warrant life of two years.

(11)     Leases

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

Remainder of 2001                                $1,036,000
2002                                              1,521,000
2003                                              1,548,000
2004                                              1,569,000
2005                                              1,411,000
Thereafter                                        2,791,000
                                              --------------
                                                 $9,876,000
                                              ==============

(12)      Licensing Arrangements

In January 2001, MGI entered into an agreement with Barr Laboratories, Inc. for the exclusive marketing and distribution rights for Mylocel(TM) Tablets (hydroxyurea) in the United States. Mylocel Tablets are approved for the treatment of melanoma, resistant chronic myelocytic leukemia, and recurrent, metastatic, or inoperable carcinoma of the ovary. MGI began marketing and distributing Mylocel Tablets in March 2001. Under the terms of the agreement, Barr Laboratories will receive royalty payments based upon product contribution derived from MGI's sale of product. The agreement has an initial term of ten years, with automatic annual renewals unless either party gives 90 days prior notice. Early termination provisions exist for both MGI and Barr Laboratories.



(13)     Research and Development Expense

Research and development expenses for the three month periods ended March 31, 2000 and 2001 consist of the following:

                                                  2000             2001
                                              -------------   -------------
License payments                                  $225,000          --
Other research and development                   1,579,218       3,553,818
                                              -------------   -------------
                                                $1,804,218      $3,553,818
                                              =============   =============

(14)     Subsequent Event

In April 2001, MGI obtained the exclusive North American license and distribution rights to Palonosetron, from Helsinn Healthcare SA. Palonosetron is a 5-HT3 antagonist with an extended half-life, in Phase 3 development for the prevention of chemotherapy-induced nausea and vomiting. Under the terms of the agreement, MGI made $11 million in upfront payments. These upfront fees were funded using the $5 million deposit made upon the signature of the letter of intent in October 2000, $3 million in cash paid in April 2001, and $3 million of MGI's common shares delivered in April 2001. An additional $27 million in milestone payments may become payable upon achievement of the underlying development objectives, including marketing approval of palonosetron in the United States. Helsinn will continue to fund and conduct all development of palonosetron.

Item 2.

Management's Discussion and Analysis of Financial Condition and Results of Operations

This form 10-Q contains forward-looking statements within the meaning of federal securities laws that may include statements regarding intent, belief or current expectations of the Company and its management. These forward-looking statements are not guarantees of future performance and involve a number of risks and uncertainties that may cause the Company's actual results to differ materially from the results discussed in these statements. For more information, see
Exhibit 99 to this Form 10-Q.

Overview

We are an oncology-focused pharmaceutical company that acquires, develops and commercializes proprietary products that meet patient needs. We focus our sales efforts solely within the United States and create alliances with other pharmaceutical or biotechnology companies for the commercialization of our products in other countries.

We promote products directly to physicians in the United States using our own specialty sales force. These products include our Salagen(R) Tablets (pilocarpine hydrochloride), Hexalen(R) Capsules (altretamine), and Didronel(R) I.V. Infusion (etidronate disodium). We also sell Mylocel(TM) Tablets (hydroxyurea) under an exclusive marketing and distribution agreement with Barr Laboratories. Salagen Tablets are approved in the United States for two indications: symptoms of radiation-induced dry mouth in head and neck cancer patients and the symptoms of dry mouth associated with Sjogren's syndrome, an autoimmune disease that damages the salivary glands. Sales of Salagen Tablets in the United States accounted for 83 percent of our product sales in the first quarter of 2001. Hexalen Capsules, which we are selling since we acquired the product from MedImmune, Inc. in November 2000, are an orally administered chemotherapeutic agent approved in the United States for the treatment of refractory ovarian cancer in patients. Didronel I.V. Infusion is approved for the treatment of hypercalcemia (elevated blood calcium) in late-stage cancer patients. Mylocel Tablets are approved for the treatment of melanoma, resistant chronic myelocytic leukemia, and recurrent, metastatic, or inoperable carcinoma of the ovary. Outside the United States, we commercialize our products through various alliances from which we recognize licensing revenues. We have licensing agreements with several international pharmaceutical companies to develop and commercialize Salagen Tablets in Europe, Canada and Japan. Exclusive rights in Japan to irofulven and other acylfulvenes were granted to Dainippon Pharmaceutical Co., Ltd., under a development and commercialization agreement in 1995. We rely on third parties to manufacture our commercialized and development stage products.

Our current product development efforts include preclinical studies and clinical trials for irofulven, the lead product candidate in our novel family of proprietary cancer therapy compounds called the acylfulvenes. We are also developing MG98 and other inhibitors of DNA methyltransferase for the North American markets. DNA methyltransferase in an enzyme that has been associated with rapid tumor growth. In addition, in October 2000, we made a $5 million deposit toward the license of palonosetron, a cancer supportive care product candidate in Phase 3 development for chemotherapy-induced nausea and vomiting. We also provide ongoing clinical support of Salagen Tablets.

Results of Operations

Revenues

Sales: Total sales revenue increased 53 percent from $4,566,295 in the 2000 first quarter to $6,984,108 in the 2001 first quarter. The increase in sales revenue reflects increased revenue for Salagen Tablets, resulting from an increase in demand and an increase in price, and revenue for Hexalen(R) Capsules and Mylocel Tablets. We purchased Hexalen Capsules from MedImmune Inc. in November 2000, with sales commencing in December 2000. We began selling Mylocel Tablets in March 2001, under an exclusive marketing and distribution agreement with Barr Laboratories. We expect total product sales in 2001 to grow 15 to 20 percent compared to 2000.

Sales of Salagen Tablets in the United States provided 98 percent of our product sales in the first quarter of 2000, and provided 83 percent of our product sales in the first quarter of 2001. As is common in the pharmaceutical industry, our domestic sales are made to pharmaceutical wholesalers for further distribution through pharmacies to the ultimate consumers of our products. Growth in sales of Salagen Tablets is moderating due primarily to competition from a new product and moderating growth in the Sjogren's syndrome portion of the market.

Promotion: We did not recognize any promotion revenue in the first quarter of 2001, after recognizing $250,000 in the first quarter of 2000. In 2000, we promoted Ridaura under a promotion agreement with Connetics Corporation. Under this agreement, we recognized $250,000 promotion revenue per quarter, based on achieving certain sales call activity. We concluded our agreement for the promotion of Ridaura in the third quarter of 2000.

Licensing: Licensing revenue increased 64 percent from $361,056 in the first quarter of 2000 to $591,669 in the first quarter of 2001. Prior year results have been restated to reflect the adoption of Staff Accounting Bulletin No. 101 as of January 1, 2000. The increase from 2000 to 2001 is primarily a result of increased royalties related to our Lyme disease vaccine for dogs.

Future licensing revenues will fluctuate from quarter to quarter depending on the level of recurring royalty generating activities and the initiation of additional licensing arrangements. We expect licensing revenue for 2001 to approximately equal the $3.1 million recognized in 2000. Licensing revenue would increase if commercial rights for irofulven outside the United States are out-licensed.

Costs and Expenses

Cost of sales: Cost of sales as a percent of sales was seven percent for the first quarter of 2000, and 11 percent for the first quarter of 2001. The increase results from a change in our product mix, including the addition of Hexalen Capsules and Mylocel Tablets to our oncology product portfolio. We believe that cost of sales as a percent of product sales for our marketed product for 2001 will range from 10 to 15 percent, as a result of changes in our product mix and increasing production costs.

Selling, general and administrative: Selling, general and administrative expenses increased 84 percent from $3,520,584 in the first quarter of 2000 to $6,492,775 in the first quarter of 2001. The increase resulted from the costs associated with the expansion of our U.S. based sales force by approximately two-thirds near the end of the first quarter of 2000, and costs related to the 2001 marketing launches of Hexalen Capsules and Mylocel Tablets. We expect selling, general and administrative expenses for 2001 to be $25 million or less, including the support of significant planned increases in our in-house research and development activities, the promotion of Hexalen Capsules and Mylocel Tablets, other new commercial activities, and costs associated with a move to a new office location in the second quarter of 2001.

Research and development: Research and development expense increased 97 percent from $1,804,218 in the first quarter of 2000 to $3,553,818 in the first quarter of 2001. The increase reflects increasing costs for the development of irofulven, the lead drug candidate in our novel family of proprietary compounds called acylfulvenes, and expenses related to the development of MG98 and other inhibitors of DNA methyltransferase. Enrollment in a Phase 1 and three Phase 2 clinical trials of irofulven sponsored by us began in 1998 and has increased throughout 1999 and 2000. An additional Phase 1 trial and two additional Phase 2 trials of irofulven were initiated in 2000. A pivotal Phase 3 trial, and 2 additional Phase 2 trials were initiated in the first quarter of 2001. These trials are designed to evaluate the efficacy and safety of irofulven for the treatment of patients with pancreatic, ovarian, prostate or liver cancer who are generally refractory to current therapies. Conducting these studies is expected to substantially increase research and development costs. Further, emerging data suggests multiple development paths may be warranted for irofulven. We expect research and development expenses to increase significantly as we pursue multiple development paths with irofulven, continue development of the licensed anti-cancer technology from MethylGene and make development payments under the license agreement for palonosetron, a product candidate for the treatment of chemotherapy induced nausea and vomiting. We expect research and development expenses to range between $35 to $45 million for 2001.

Tax expense: Our provision for income taxes for the first quarter of 2000 reflects a 10 percent foreign tax rate on Dainippon licensing payments and a two percent tax rate for alternative minimum tax. There is no provision for the first quarter of 2001, given that our net loss for 2001 is projected to range from $35 to $45 million and we did not receive any payments subject to foreign tax. We continue to maintain a valuation allowance against our deferred tax asset since we had an accumulated deficit of $91,670,168 at March 31, 2001, and our ability to sustain profitable operations is likely dependent upon the successful launch of our next significant oncology product.

Interest Income

Interest income increased 17 percent from $372,846 in the first quarter of 2000 to $436,166 in the first quarter of 2001. The increase is a result of a higher average amount of funds available for investment and an increase in the investment yield.

Net Loss

We had a net loss of $9,542,598 for the first quarter of 2000, which included a non-cash charge of $9,402,643 related to the adoption of SAB 101. We had a net loss of $3,119,497 for the first quarter of 2001. The increased net loss, before the cumulative effect of SAB 101, is a result of a 46 percent increase in revenues from 2000 to 2001, and a 98 percent increase in cost and expenses from 2000 to 2001. During the next several years, we intend to direct our efforts toward activities intended to grow long-term revenues, including expanded development of irofulven and other product candidates. Increased spending on these initiatives, including development of the recently licensed anti-cancer technology from MethylGene and the license of palonosetron, will likely result in substantial net losses until after the launch of our next significant oncology product. We expect our net loss to range between $35 to $45 million for 2001.

Liquidity and Capital Resources

At March 31, 2001, we had cash and short-term investments of $23,884,961 and working capital of $23,032,416 compared with $29,898,787 and $26,041,813, respectively, at December 31, 2000. For the three month period ended March 31, 2001, we used $5,046,616 to fund our operating activities and paid

$1,200,000 related to the acquisition of Hexalen Capsules. We received $550,000 in cash as a deposit from one of our international partners, and $151,825 in cash from issuance of shares under stock award plans.

Significant cash payments for 2001 will be required to fund operating activities, pay fees related to the license of palonosetron, pay $3.6 million related to the purchase of Hexalen Capsules, and pay $3 million related to the purchase of additional common stock of MethylGene, Inc. Substantial amounts of capital are required for pharmaceutical development and commercialization efforts. For continued development and commercialization of our product candidates and marketed products, and the acquisition and development of additional product candidates, we plan to utilize cash provided from product sales, collaborative arrangements and existing liquid assets. We will also seek other sources of funding, including additional equity or debt issuances.

We have registered five million common shares for sale on a shelf registration statement that was filed with the Securities and Exchange Commission. Under a shelf registration, we may sell securities from time to time in one or more separate offerings in amounts, at prices and on terms to be determined at the time of sale. On February 28, 2001, we entered into a financing facility with Ramius Securities, LLC and Ramius Capital Group, LLC. Under this facility, at our election from time to time, Ramius Securities is obligated to place, on a best efforts basis, an aggregate of up to $100 million of our common stock over a two-year period in individual offerings of $2 million to $15 million, subject to limitations such as a limitation based on the daily trading volumes of our stock. If Ramius Securities fails to sell the requisite amount of shares during any given selling period, Ramius Capital is obligated to purchase the remaining shares. As part of implementing this facility, Ramius Securities was granted an option to purchase 100,000 shares of our common stock for a two-year period at prices ranging from $16.95 to $24.72 per share.

Cautionary Statements

This Form 10-Q contains forward-looking statements within the meaning of federal securities laws that may include statements regarding intent, belief or current expectations of the Company and its management. These forward-looking statements are not guarantees of future performance and involve a number of risks and uncertainties that may cause the Company's actual results to differ materially from the results discussed in these statements. Factors that might affect our results include, but are not limited to the ability of irofulven, or our other product candidates, to be proven safe and effective in humans and to ultimately compete successfully with other therapies, continued sales of Salagen(R) Tablets, development or acquisition of additional products, reliance on contract manufacturing, changes in strategic alliances, continued access to capital, and other risks and uncertainties detailed from time to time in the Company's filings with the Securities and Exchange Commission, including Exhibit 99 to this Form 10-Q. We do not intend to update any of the forward-looking statements after the date of this Form 10-Q to conform them to actual results.

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

None

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

Item 6. Exhibits and Reports on Form 8-K

(a)      LISTING OF EXHIBITS:


         10.1* License Agreement, dated April 6, 2001, between HELSINN HEALTHCARE SA and MGI PHARMA, INC. for PALONOSETRON (Incorporated by reference to Exhibit 99.1 to the Company's Current Report on Form 8-K filed on April 25, 2001)

         10.2* Supply and Purchase Agreement, dated April 6, 2001, between HELSINN BIREX PHARMACEUTICALS LTD and MGI PHARMA, INC. (Incorporated by reference to Exhibit 99.2 to the Company's Current Report on Form 8-K filed on April 25, 2001)

         99       Cautionary Statements


(b)      REPORTS ON FORM 8-K

         The Company filed a report on Form 8-K/A-1 on February 5, 2001 to add certain financial information relating to the acquisition of Hexalen Capsules from MedImmune, Inc., previously reported on a Form 8-K.

         The Company filed a report on Form 8-K on February 14, 2001 to report under Item 5, and in press releases filed as exhibits thereto, the execution of a letter of intent with Helsinn Healthcare SA relating to palonosetron and to report its results for the year ended December 31, 2000.

         The Company filed a report on Form 8-K on March 1, 2001 to report under
         Item 5, and in a press release filed as an exhibit thereto, initiation of a financing facility with Ramius Securities, LLC.

* Pursuant to Rule 24-b of the Securities Exchange Act of 1934, as amended, confidential portions of Exhibits 10.1 and 10.2 have been deleted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        MGI PHARMA, INC.


Date: May 8, 2001                       By:   /s/ William C. Brown
                                            -----------------------------------
                                        William C. Brown,
                                        Chief Financial Officer and Secretary

                                MGI PHARMA, INC.

                          Quarterly Report on Form 10-Q
                                     for the
                          Quarter Ended March 31, 2001

                                  EXHIBIT INDEX
                                  -------------

       Exhibit
        Number                            Description
        ------                            -----------

        10.1* License Agreement, dated April 6, 2001, between HELSINN HEALTHCARE SA and MGI PHARMA, INC. for PALONOSETRON (Incorporated by reference to Exhibit
                           99.1 to the Company's Current Report on Form 8-K filed on April 25, 2001)

        10.2* Supply and Purchase Agreement, dated April 6, 2001, between HELSINN BIREX PHARMACEUTICALS LTD and MGI PHARMA, INC. (Incorporated by reference to Exhibit
                           99.2 to the Company's Current Report on Form 8-K filed on April 25, 2001)

         99                Cautionary Statements









* Pursuant to Rule 24-b of the Securities Exchange Act of 1934, as amended, confidential portions of Exhibits 10.1 and 10.2 have been deleted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment.