Form 10-Q
period 2001-06-30
MGI PHARMA INC
filed 2001-08-14
CIK 702131

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q


(Mark One)
 [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
      OF THE SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended June 30, 2001

                                       OR

 [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
      OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______________ to _______________

Commission File Number: 0-10736
                        -------


                                MGI PHARMA, INC.
         ------------------------------------------------------
         (Exact name of registrant as specified in its charter)

          Minnesota                                   41-1364647
--------------------------------         ---------------------------------------
 (State or other jurisdiction of         (I.R.S. employer identification number)
  incorporation or organization)

                           5775 West Old Shakopee Road
                                    Suite 100
                          Bloomington, Minnesota 55437
             -----------------------------------------------------
             (Address of principal executive offices and zip code)

                                 (952) 346-4700
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

Indicate by check mark, whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
Yes             X    No
              -----      -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

    Common Stock, $.01 par value               21,001,079 shares
    ----------------------------       --------------------------------
              (Class)                  (Outstanding at August 13, 2001)

                                MGI PHARMA, INC.

                                 FORM 10-Q INDEX

                                                                        Page
                                                                       Number
                                                                       ------
PART I.      FINANCIAL INFORMATION

     Item 1. Financial Statements (Unaudited)

               Balance Sheets - December 31, 2000
               and June 30, 2001                                          3

               Statements of Operations - Three Months and
               Six Months Ended June 30, 2000 and 2001                    5

               Statements of Cash Flows - Six Months
               Ended June 30, 2000 and 2001                               6

               Notes to Financial Statements                              7

     Item 2. Management's Discussion and Analysis of
                    Financial Condition and Results of Operations        13

     Item 3. Quantitative and Qualitative Disclosure About
                    Market Risk                                          17

PART II.     OTHER INFORMATION

     Item 4. Submission of Matters to a Vote of Security                 18
                    Holders

     Item 5. Other Information                                           18

     Item 6. Exhibits and Reports on Form 8-K                            19


SIGNATURES                                                               20

                 PART I - FINANCIAL INFORMATION

Item 1. Financial Statements
----------------------------

                                MGI PHARMA, INC.

                                 BALANCE SHEETS

                                   (unaudited)

                                                 December 31,        June 30,
                                                     2000             2001
                                                 -----------       ----------
ASSETS
------

Current assets:
  Cash and cash equivalents                      $11,031,714       $22,532,162
  Cash - restricted                                     --           6,000,000
  Short-term investments                          18,867,073        14,180,252
  Receivables, less allowances of
    $158,579 and $208,811                          2,806,462         5,847,862
  Inventories                                      1,476,275         1,633,197
  Prepaid expenses                                 5,826,260         1,032,880
                                                 -----------       -----------
     Total current assets                         40,007,784        51,226,353

Equipment and furniture, at cost
  less accumulated depreciation of
  $1,192,171 and $1,519,939                        1,510,859         2,416,459

Long-term investments                              3,800,000         6,800,000

Intangible assets, at cost
  less accumulated amortization of
  $98,498 and $689,487                             6,993,372         6,402,383

Other assets                                         431,555           431,621
                                                 -----------       -----------
Total assets                                     $52,743,570       $67,276,816
                                                 ===========       ===========

(Continued)

BALANCE SHEETS
(Unaudited)
Page 2
                                                December 31,         June 30,
                                                   2000               2001
                                               -------------      -------------
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Current liabilities:
  Accounts payable                             $   1,426,828      $     946,350
  Accrued expenses                                11,785,849         11,583,340
  Deferred revenue                                   731,883            794,383
  Other current liabilities                           21,411              3,978
                                               -------------      -------------

     Total current liabilities                    13,965,971         13,328,051
                                               -------------      -------------

Noncurrent liabilities:
  Long-term deposit payable                        1,550,000          2,650,000
  Deferred revenue                                 9,981,982         10,225,415
  Other noncurrent liabilities                     1,200,000             25,414
                                               -------------      -------------
     Total noncurrent liabilities                 12,731,982         12,900,829
                                               -------------      -------------
     Total liabilities                            26,697,953         26,228,880
                                               -------------      -------------

Stockholders' equity:
  Preferred stock, 10,000,000
    authorized and unissued shares                      --                 --
  Common stock, $.01 par value,
    30,000,000 authorized shares,
    16,509,008 and 20,887,070
    issued shares                                    165,090            208,871
  Additional paid-in capital                     114,431,198        147,918,818
  Accumulated deficit                            (88,550,671)      (107,079,753)
                                               -------------      -------------

     Total stockholders' equity                   26,045,617         41,047,936
                                               -------------      -------------

Total liabilities and
  stockholders' equity                         $  52,743,570      $  67,276,816
                                               =============      =============

----------
See accompanying notes to financial statements.

                                MGI PHARMA, INC.

                            STATEMENTS OF OPERATIONS

                                   (Unaudited)

                                                             Three Months Ended               Six Months Ended
                                                                  June 30,                        June 30,
                                                        ---------------------------    ----------------------------
                                                            2000          2001             2000            2001
                                                        ------------   ------------    ------------    ------------
Revenues:
  Sales                                                 $  6,134,082   $ 10,161,386    $ 10,700,377    $ 17,145,494
  Promotion                                                  269,874           --           519,874            --
  Licensing                                                  896,813        850,902       1,257,869       1,442,571
                                                        ------------   ------------    ------------    ------------
                                                           7,300,769     11,012,288      12,478,120      18,588,065
                                                        ------------   ------------    ------------    ------------

Costs and Expenses:
  Cost of sales                                              393,142      1,031,483         697,213       1,820,836
  Selling, general and administrative                      4,639,718      7,282,846       8,160,302      13,775,621
  Research and development                                 2,225,347     18,189,689       4,029,565      21,743,507
  Amortization                                                  --          295,495            --           590,989
                                                        ------------   ------------    ------------    ------------
                                                           7,258,207     26,799,513      12,887,080      37,930,953
                                                        ------------   ------------    ------------    ------------

Income (loss) from operations                                 42,562    (15,787,225)       (408,960)    (19,342,888)

Interest income                                              539,680        377,640         912,526         813,806
                                                        ------------   ------------    ------------    ------------

Income (loss) before taxes and cumulative effect
   of change in accounting principle                         582,242    (15,409,585)        503,566     (18,529,082)

Provision for income taxes                                    35,184           --            96,463            --
                                                        ------------   ------------    ------------    ------------

Income (loss) before cumulative effect
   of change in accounting principle                         547,058    (15,409,585)        407,103     (18,529,082)

Cumulative effect of change
   in accounting principle                                      --             --        (9,402,643)           --
                                                        ------------   ------------    ------------    ------------

Net income (loss)                                       $    547,058   $(15,409,585)   $ (8,995,540)   $(18,529,082)
                                                        ============   ============    ============    ============

Net income (loss) per common share:

Basic:
Income (loss) before effect of accounting change        $       0.03          (0.81)   $       0.03           (1.04)
Cumulative effect of accounting change                          0.00           0.00           (0.61)           0.00
                                                        ------------   ------------    ------------    ------------
Net income (loss)                                       $       0.03          (0.81)   $      (0.58)          (1.04)
                                                        ============   ============    ============    ============
Assuming dilution:
Income (loss) before effect of accounting change        $       0.03          (0.81)   $       0.03    $      (1.04)
Cumulative effect of accounting change                          0.00           0.00           (0.61)           0.00
                                                        ------------   ------------    ------------    ------------
Net income (loss)                                       $       0.03          (0.81)   $      (0.58)   $      (1.04)
                                                        ============   ============    ============    ============

Weighted average number of common shares outstanding:
           Basic                                          15,812,118     18,987,549      15,514,659      17,766,891

           Assuming dilution                              17,160,856     18,987,549      15,514,659      17,766,891

----------
See accompanying notes to financial statements.

                                MGI PHARMA, INC.

                            STATEMENTS OF CASH FLOWS

                                  (Unaudited)

                                                          Six Months Ended June 30,
                                                        -----------------------------
                                                            2000            2001
                                                        ------------   --------------
OPERATING ACTIVITIES:
Net loss                                                $ (8,995,540)   $(18,529,082)
Adjustments for non-cash items:
  Cumulative effect of change in accounting principle      9,402,643            --
  Stock issuance for palonosetron license                       --         2,999,992
  Depreciation and asset amortization                        146,435         918,757
  Benefit plan contribution                                   86,659         166,269
  Deferred rent                                                 --            25,414
  Other                                                       10,000          61,200
Change in operating assets and liabilities:
  Receivables                                             (1,574,718)     (3,041,400)
  Inventories                                                 98,587        (156,922)
  Prepaid expenses                                           (83,822)      5,309,984
  Accounts payable and accrued expenses                     (361,610)        755,505
  Deferred revenue                                           574,603         305,933
  Other current liabilities                                   14,909         (17,433)
                                                        ------------    ------------
Net cash used in operating activities                       (681,854)    (11,201,783)
                                                        ------------    ------------

INVESTING ACTIVITIES:
  Purchase of investments                                (29,838,543)    (19,566,338)
  Maturity of investments                                 16,334,068      21,253,159
  Acquisition of Hexalen(R)Capsules                             --        (2,400,000)
  Purchase of equipment and furniture                       (358,793)     (1,233,368)
  Other                                                      (72,141)            (66)
                                                        ------------    ------------

Net cash used in investing activities                    (13,935,409)     (1,946,613)
                                                        ------------    ------------

FINANCING ACTIVITIES:
  Net proceeds from stock issuance                        16,448,138      29,168,655
  Restricted cash                                               --        (6,000,000)
  Receipt of deposit payable                                 450,000       1,100,000
  Issuance of shares under stock
    plans                                                  3,897,171         380,189
                                                        ------------    ------------

Net cash provided by financing activities                 20,795,309      24,648,844
                                                        ------------    ------------

Increase in cash and cash equivalents                      6,178,046      11,500,448

Cash and cash equivalents at
  beginning of period                                      8,249,248      11,031,714
                                                        ------------    ------------

Cash and cash equivalents at
  end of period                                         $ 14,427,294    $ 22,532,162
                                                        ============    ============

Supplemental disclosure of cash information:
  Cash paid for income taxes                            $    150,000    $      1,000


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

The Company promotes products directly to physicians in the United States using its own specialty sales force. These products include Company owned Salagen(R) Tablets (pilocarpine hydrochloride), Hexalen(R) Capsules (altretamine), and Didronel(R) I.V. Infusion (etidronate disodium). The Company also sells Mylocel(TM) Tablets (hydroxyurea) under an exclusive marketing and distribution agreement with Barr Laboratories. Salagen Tablets are approved in the United States for two indications: symptoms of dry mouth associated with radiation treatment in head and neck cancer patients and the symptoms of dry mouth associated with Sjogren's syndrome, an autoimmune disease that damages the salivary glands. Sales of Salagen Tablets in the United States accounted for 89 percent of product sales in the first half of 2001. Hexalen Capsules, which the Company began selling since acquiring the product from MedImmune, Inc. in November 2000, are an orally administered chemotherapeutic agent approved in the United States for treatment of refractory ovarian cancer patients. Didronel I.V. Infusion is approved for the treatment of hypercalcemia (elevated blood calcium) in late-stage cancer patients. Mylocel Tablets are approved for the treatment of melanoma, resistant chronic myelocytic leukemia, and recurrent, metastatic, or inoperable carcinoma of the ovary. Outside the United States, MGI commercializes its products through various alliances and recognizes licensing revenues. MGI has licensing agreements with several international pharmaceutical companies to develop and commercialize Salagen Tablets in Europe, Canada and Japan. Exclusive rights in Japan to irofulven and the other acylfulvene analogs were granted to Dainippon under a development and commercialization agreement in 1995. MGI relies on third parties to manufacture its commercialized and development stage products.

The Company's current product development efforts include preclinical studies and clinical trials for irofulven, the lead product candidate in MGI's novel family of proprietary cancer therapy compounds called the acylfulvenes. In April 2001, MGI obtained the exclusive U.S. and Canadian license and distribution rights to palonosetron, a cancer supportive care product candidate in Phase 3 development for chemotherapy-induced nausea and vomiting. MGI is also developing MG98 and other inhibitors of DNA methyltransferase for North American markets. DNA methyltransferase is an enzyme that has been associated with uncontrolled tumor growth. In addition, we provide ongoing clinical support of Salagen Tablets.

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Accordingly, they do not include all of the footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal, recurring adjustments) considered necessary for fair presentation have been included. Interim results may not be indicative of annual results. Certain prior year amounts have been reclassified to conform with the current year presentation. For further information, refer to the financial statements and footnotes included in the Company's report on Form 10-K for the year ended December 31, 2000.

(2)  Income (Loss) Per Common Share
     ------------------------------

Income (loss) per share for the three month and six month periods ended June 30, 2000 and 2001 are based on weighted average shares outstanding as summarized in the following table:


Three months ended June 30                       2000         2001
                                              ----------   ----------
Weighted-average shares - basic               15,812,118   18,987,549
Effect of dilutive stock options               1,348,738         --
                                              ----------   ----------
Weighted-average shares - assuming dilution   17,160,856   18,987,549
                                              ==========   ==========

Six months ended June 30                         2000         2001
                                              ----------   ----------
Weighted-average shares - basic               15,514,659   17,766,891
Effect of dilutive stock options                    --           --
                                              ----------   ----------
Weighted-average shares - assuming dilution   15,514,659   17,766,891
                                              ==========   ==========

For loss periods, basic and diluted share amounts are identical, as the effect of potentially dilutive common stock is antidilutive.


(3)  Short-Term Investments
     ----------------------

Because the Company has the intent and ability to hold its investments to maturity, they are considered held-to-maturity investments. As such, they are stated at amortized cost, which approximates estimated fair value. Held-to-maturity investments at December 31, 2000 and June 30, 2001 are summarized in the following table:

                                                   2000         2001
                                               -----------   -----------
Commercial paper                               $13,333,117   $14,180,252
Certificates of deposit                          5,533,956          --
                                               -----------   -----------
                                               $18,867,073   $14,180,252
                                               ===========   ===========

(4)  Inventories
     -----------

Inventories at December 31, 2000 and June 30, 2001 are summarized as follows:

                                                   2000         2001
                                                ----------   ----------
Raw materials and supplies                      $  339,039   $    5,509
Work in process                                    699,598      904,807
Finished products                                  437,638      722,881
                                                ----------   ----------
                                                $1,476,275   $1,633,197
                                                ==========   ==========

Inventories are stated at the lower of cost or market. Cost is determined on a first-in, first-out basis.


(5)  Prepaid Expenses
     ----------------

Prepaid expenses at December 31, 2000 and June 30, 2001 are summarized in the following table:

                                                     2000         2001
                                                  ----------   ----------
Palonosetron letter of intent deposit             $5,000,000   $     --
Financing transaction costs                             --        516,604
Other prepaid expenses                               826,260      516,276
                                                  ----------   ----------
                                                  $5,826,260   $1,032,880
                                                  ==========   ==========

(6)  Accrued Expenses
     ----------------

Accrued expenses at December 31, 2000 and June 30, 2001 are summarized in the following table:


                                                   2000          2001
                                                -----------   -----------
Product development commitments                 $ 3,500,784   $ 3,960,793
Hexalen Capsules business purchase obligation     4,800,000     3,600,000
Bonuses                                             889,499       895,842
Product return accrual                              600,768       694,005
Other accrued expenses                            1,994,798     2,432,700
                                                -----------   -----------
                                                $11,785,849   $11,583,340
                                                ===========   ===========

(7)  Promotion Revenue
     -----------------

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

At June 30, 2001, 3,825,444 shares of common stock remain reserved for issuance, of which 332,585 remain available for grant. Options to purchase 3,492,859 shares of common stock were outstanding, of which 1,328,674 were exercisable. Options outstanding had a weighted average exercise price of $12.21 per share.


(9)  Stockholders' Equity
     --------------------

Changes in selected stockholders' equity accounts for the six months ended June 30, 2001 were as follows:

                                       Common Stock            Additional
                                 -------------------------      paid-in
                                   Shares      Par value        capital
                                 ----------   ------------   ------------
Balance at December 31, 2000     16,509,008   $    165,090   $114,431,198
Issuance of shares                4,000,000         40,000     29,128,655
License for technology              297,338          2,973      2,997,018
Exercise of stock options            26,269            263        151,562
Employee retirement savings
  plan contribution                  26,687            267        404,494
Employee stock purchase plan         21,483            215        228,150
Financing transaction costs            --             --          516,604
Other issuances                       6,285             63         61,137
                                 ----------   ------------   ------------
Balance at June 30, 2001         20,887,070   $    208,871   $147,918,818
                                 ==========   ============   ============

In the second quarter of 2001, the Company completed a sale of 4,000,000 newly issued shares of common stock to U.S. Bancorp Piper Jaffray Inc. which offered the shares at the public offering price of $8 per share. The net proceeds to the Company, after fees and expenses, were approximately $29.2 million.

The Company has one million shares remaining for sale on a shelf registration statement with the Securities and Exchange Commission. Under a shelf registration statement, the Company may sell securities from time to time in one or more separate offerings in amounts, at prices and on terms to be determined at the time of sale.

On February 28, 2001, the Company entered into a common stock underwriting agreement with Ramius Securities, LLC (Ramius Securities) and a stand-by purchase agreement with Ramius Capital Group, LLC (Ramius Capital). Under the terms of the underwriting agreement, Ramius Securities is obligated to sell, on a best-efforts basis and at the Company's election from time to time, an aggregate of up to $100 million of the Company's common stock over a two-year period in individual offerings of $2 million to $15 million. Under the terms of the stand-by purchase agreement, if Ramius Securities fails to sell the requisite amount of shares during any given selling period pursuant to the terms of the underwriting agreement, Ramius Capital is obligated to purchase the remaining shares. In connection with these agreements, Ramius Securities was granted a purchase option for 100,000 shares of the Company's common stock for a two-year period at prices ranging from $16.95 to $24.72 per share. The $516,604 aggregate fair value of the purchase option issued is presented as prepaid financing costs at June 30, 2001. This fair value was determined by use of a Black-Scholes model using the following assumptions: expected dividend yield of 0%, risk-free interest rate of 4.8%, volatility of 80%, and expected warrant life of two years.


(10) Leases
     ------

The Company leases office space under noncancellable lease agreements that contain renewal options and require the Company to pay operating costs, including property taxes, insurance and maintenance. In January 2001, the Company executed a lease agreement for new office space, beginning in May 2001. In the second quarter of 2001, the company made an accrual of $559,000 for lease obligations for the former office space in excess of estimated sublease rental income. Future minimum lease payments under noncancellable leases, including both the current and former office spaces, are as follows:



 Remainder of 2001                                   $   776,000
 2002                                                  1,571,000
 2003                                                  1,598,000
 2004                                                  1,618,000
 2005                                                  1,461,000
 Thereafter                                            3,012,000
                                                     -----------
                                                     $10,036,000
                                                     ===========


(11) Licensing Arrangements
     ----------------------

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

In April 2001, MGI obtained the exclusive North American license and distribution rights to palonosetron, from Helsinn Healthcare SA. Palonosetron is a 5-HT3 antagonist with an extended half-life, in Phase 3 development for the prevention of chemotherapy-induced nausea and vomiting. Under the terms of the agreement, MGI made $11 million in upfront payments. These upfront fees were funded using the $5 million deposit made upon the execution of the letter of intent in October 2000, $3 million in cash paid in April 2001, and $3 million of MGI's common shares delivered in April 2001. An additional $27 million in milestone payments will become payable upon achievement of the underlying development objectives, including marketing approval of palonosetron in the United States. Under the terms of the agreement, MGI placed $6 million into an escrow account to fund the next two milestone payments. Helsinn will continue to fund and conduct all development of palonosetron.

(12) Research and Development Expense
     --------------------------------

Research and development expenses for the three month and six month periods ended June 30, 2000 and 2001 consist of the following:

Three months ended June 30                         2000         2001
                                               -----------   -----------
License fees                                   $         0   $13,016,250
Other research and development                   2,225,347     5,173,439
                                               -----------   -----------
                                               $ 2,225,347   $18,189,689
                                               ===========   ===========

Six months ended June 30                           2000         2001
                                               -----------   -----------
License fees                                   $   225,000   $13,016,250
Other research and development                   3,804,565     8,727,257
                                               -----------   -----------
                                               $ 4,029,565   $21,743,507
                                               ===========   ===========


(13) New Accounting Pronouncement
     ----------------------------

In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141 "Business Combinations," and SFAS No. 142 "Goodwill and Other Intangible Assets," which change the accounting for business combinations and goodwill. SFAS No. 141 requires that the purchase method of accounting be used for business combinations initiated after June 30, 2001. Use of the pooling-of-interests method will be prohibited. SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Amortization of goodwill, including goodwill recorded in past business combinations, will therefore cease upon adoption of SFAS No. 142, which will be January 1, 2002 for the Company.

As of January 1, 2002, the date of adoption of SFAS No. 142, the Company expects to have unamortized identifiable intangible assets in the amount of $5,811,394 which will be subject to the provisions of SFAS No. 142. The company does not expect any transitional impairment losses which would be required to be recognized as a cumulative effect of a change in accounting principle. The Company does not expect that SFAS No. 141 and SFAS No. 142 will have a material effect on its financial statements because the identifiable intangible assets will continue to be amortized.

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

We promote products directly to physicians in the United States using our own specialty sales force. These products include our Salagen(R) Tablets (pilocarpine hydrochloride), Hexalen(R) Capsules (altretamine), and Didronel(R) I.V. Infusion (etidronate disodium). We also sell Mylocel(TM) Tablets (hydroxyurea) under an exclusive marketing and distribution agreement with Barr Laboratories. Salagen Tablets are approved in the United States for two indications: symptoms of dry mouth associated with radiation treatment in head and neck cancer patients and the symptoms of dry mouth associated with Sjogren's syndrome, an autoimmune disease that damages the salivary glands. Sales of Salagen Tablets in the United States accounted for 89 percent of our product sales in the first half of 2001. Hexalen Capsules, which we are selling since acquiring the product from MedImmune, Inc. in November 2000, are an orally administered chemotherapeutic agent approved in the United States for the treatment of refractory ovarian cancer patients. Didronel I.V. Infusion is approved for the treatment of hypercalcemia (elevated blood calcium) in late-stage cancer patients. Mylocel Tablets are approved for the treatment of melanoma, resistant chronic myelocytic leukemia, and recurrent, metastatic, or inoperable carcinoma of the ovary. Outside the United States, we commercialize our products through various alliances from which we recognize licensing revenues. We have licensing agreements with several international pharmaceutical companies to develop and commercialize Salagen Tablets in Europe, Canada and Japan. Exclusive rights in Japan to irofulven and other acylfulvenes were granted to Dainippon Pharmaceutical Co., Ltd., under a development and commercialization agreement in 1995. We rely on third parties to manufacture our commercialized and development stage products.

Our current product development efforts include preclinical studies and clinical trials for irofulven, the lead product candidate in our novel family of proprietary cancer therapy compounds called the acylfulvenes. In April 2001, we obtained the exclusive U.S and Canadian license and distribution rights to palonosetron, a cancer supportive care product candidate in Phase 3 development for chemotherapy-induced nausea and vomiting. Our expenses related to palonosetron are almost exclusively due to license fees. We are also developing MG98 and other inhibitors of DNA methyltransferase for the North American markets. DNA methyltransferase is an enzyme that has been associated with uncontrolled tumor growth. In addition, we provide ongoing clinical support of Salagen Tablets.

Results of Operations

Revenues

Sales: Total sales revenue increased 66 percent from $6,134,082 in the second quarter of 2000 to $10,161,386 in the second quarter of 2001, and increased 60 percent from $10,700,377 in the first half of 2000 to $17,145,494 in the first half of 2001. The increases in sales revenue reflect increased revenue for Salagen Tablets, resulting from an increase in demand and a substantial increase in distribution channel inventory, and revenue for Hexalen(R) Capsules and Mylocel Tablets. We purchased Hexalen Capsules from MedImmune Inc. in November 2000, with sales commencing in December 2000. We began selling Mylocel Tablets in March 2001 under an exclusive marketing and distribution agreement with Barr Laboratories. Active field promotion of Hexalen Capsules and Mylocel Tablets began in March 2001.

Sales of Salagen Tablets in the United States provided 92 percent of our product sales in the second quarter of 2001, and provided 89 percent of our product sales in the first half of 2001. As is common in the pharmaceutical industry, our domestic sales are made to pharmaceutical wholesalers for further distribution through pharmacies to the ultimate consumers of our products. Growth in sales of Salagen Tablets in the second quarter of 2001 is primarily due to an increase in distribution channel inventory. We believe that a portion of this increase was speculative buying by wholesalers who increased their inventories in anticipation of a mid-year price increase for Salagen Tablets that did not occur. We expect total product sales in 2001 to grow approximately 20 percent compared to 2000.

Promotion: We have not recognized any promotion revenue in 2001 or in the first half of 2001, after recognizing $269,874 in the second quarter of 2000 and $519,874 in the first half of 2000. In 2000, we promoted Ridaura under a promotion agreement with Connetics Corporation. Under this agreement, we recognized $250,000 in promotion revenue per quarter, based on achieving certain sales call activity. We concluded our agreement for the promotion of Ridaura in the third quarter of 2000.

Licensing: Licensing revenue decreased five percent from $896,813 in the second quarter of 2000 to $850,902 in the second quarter of 2001, but increased 15 percent from $1,257,869 in the first half of 2000 to $1,442,571 in the first half of 2001. Prior year results have been restated to reflect the adoption of Staff Accounting Bulletin No. 101 as of January 1, 2000. Both the quarterly and the first half changes reflect fluctuations in royalties related to our Lyme vaccine for dogs from our previous business. The first half increase also reflects an increase in royalties from our license relationship with Novartis Ophthalmics AG for the development and commercialization of Salagen Tablets in Europe.

Future licensing revenues will fluctuate from quarter to quarter depending on the level of recurring royalty generating activities and the initiation of additional licensing arrangements. We expect licensing revenue for 2001 to be approximately $3 million. Licensing revenue would increase if we achieve our goal of out-licensing commercial rights for irofulven outside the United States.

Costs and Expenses

Cost of sales: Cost of sales as a percent of sales was seven percent for the first half of 2000, and 11 percent for the first half of 2001. The increase results from a change in our product mix, including the addition of Hexalen Capsules and Mylocel Tablets to our oncology product portfolio. We believe that cost of sales as a percent of product sales for our marketed products for 2001 will range from 10 to 15 percent, as a result of changes in our product mix and increasing production costs.

Selling, general and administrative: Selling, general and administrative expenses increased 57 percent from $4,639,718 in the second quarter of 2000 to $7,282,846 in the second quarter of 2001, and increased

69 percent from $8,160,302 in the first half of 2000 to $13,775,621 in the first half of 2001. The increases resulted from the costs associated with the expansion of our U.S. based sales force by approximately two-thirds during the first half of 2000, costs related to the March 2001 marketing launches of Hexalen Capsules and Mylocel Tablets, and increased facility and personnel expenses. We expect selling, general and administrative expenses for 2001 to be approximately $25 million to support the significant planned increases in our in-house research and development activities, the sales and promotion of Hexalen Capsules and Mylocel Tablets, and costs associated with our move to a new office location in June 2001.

Research and development: Research and development expense increased 717 percent from $2,225,347 in the second quarter of 2000 to $18,189,689 in the second quarter of 2001, and increased 440 percent from $4,029,565 in the first half of 2000 to $21,743,507 in the first half of 2001. The increases include $13 million in license expense related to palonosetron, a product candidate for the treatment of chemotherapy induced nausea and vomiting, which we licensed in April 2001. The increases also reflect the expanding development of irofulven, the lead drug candidate in our novel family of proprietary compounds called acylfulvenes, and expenses related to the development of MG98 and other inhibitors of DNA methyltransferase. Enrollment in a Phase 1 and three Phase 2 clinical trials of irofulven, sponsored by us, began in 1998 and has increased throughout 1999 and 2000. An additional Phase 1 trial and two additional Phase 2 trials of irofulven were initiated in 2000. A pivotal Phase 3 trial, four additional Phase 2 trials, and one additional Phase 1 trial were initiated in the first half of 2001. These trials are designed to evaluate the efficacy and safety of irofulven for the treatment of patients with pancreatic, ovarian, prostate, sarcoma, glioma or liver cancer who are generally refractory to current therapies. Conducting these studies is expected to substantially increase research and development costs. Further, emerging data suggests multiple development paths may be warranted for irofulven. We expect research and development expenses to increase significantly as we pursue multiple development paths with irofulven, continue development of the licensed anti-cancer technology from MethylGene and make development payments under the license agreement for palonosetron. We expect research and development expenses to range between $35 to $45 million for 2001.

Tax expense: Our provisions for income taxes for the second quarter and first half of 2000 reflect a 10 percent foreign tax rate on Dainippon licensing payments and a two percent tax rate for alternative minimum tax. There are no provisions for the second quarter or the first half of 2001, given that we expect to incur a net loss for 2001 and we did not receive any payments subject to foreign tax. We continue to maintain a valuation allowance against our deferred tax asset since we had an accumulated deficit of $107,079,753 at June 30, 2001, and our ability to sustain profitable operations is likely dependent upon the successful launch of our next significant oncology product.

Interest Income

Interest income decreased 30 percent from $539,680 in the second quarter of 2000 to $377,640 in the second quarter of 2001, and decreased 11 percent from $912,526 in the first half of 2000 to $813,806 in the first half of 2001. The decreases are a result of a decrease in the investment yield and a lower average amount of funds available for investment.

Net Loss

We had net income of $547,058 in the second quarter of 2000, compared to a net loss of $15,409,585 in the second quarter of 2001. We had a net loss of $8,995,540 for the first half of 2000, which included a non-cash charge of $9,402,643 related to the adoption of SAB 101, compared to a net loss of $18,529,082 for the first half of 2001. The change from net income to net loss from the second quarter of 2000 to the second quarter of 2001 is a result of a 269 percent increase in costs and expenses from 2000 to 2001, and a 51 percent increase in revenues from 2000 to 2001. The increased net loss from the first half of 2000 to the first half of 2001, before the cumulative effect of SAB 101, is a result of a 194 percent increase in costs and expenses from 2000 to 2001, and a 49 percent increase in revenues from 2000 to 2001. The increases in costs and expenses for both the three month and six month periods includes $13 million in license expense relating to the license of palonosetron. During the next several years, we expect to direct our efforts toward activities intended to grow long-term revenues, including expanded development of irofulven and other product candidates. Increased spending on these initiatives, including development of the recently licensed anti-cancer technology from MethylGene and the license of palonosetron, will likely result in substantial net losses until after the launch of our next significant oncology product. We expect our net loss to range between $35 to $45 million for 2001.

Liquidity and Capital Resources

At June 30, 2001, we had cash and short-term investments of $42,712,414 and working capital of $37,898,302 compared with $29,898,787 and $26,041,813, respectively, at December 31, 2000. For the six month period ended June 30, 2001, we used $11,201,783 to fund our operating activities and paid $2,400,000 related to the acquisition of Hexalen Capsules. We received $29,168,655 in cash as net proceeds from the sale of stock, $1,100,000 in cash as a deposit from one of our international partners, and $380,189 in cash from issuance of shares under stock award plans.

Significant cash payments for 2001 will be required to fund operating activities, pay fees related to the license of palonosetron, and pay $2,400,000 related to the purchase of Hexalen Capsules. Substantial amounts of capital are required for pharmaceutical development and commercialization efforts. For continued development and commercialization of our product candidates and marketed products, and the acquisition and development of additional product candidates, we plan to utilize cash provided from product sales, collaborative arrangements and existing liquid assets. We will also seek other sources of funding, including additional equity or debt issuances.

We have one million common shares remaining for sale on a shelf registration statement that was filed with the Securities and Exchange Commission. Under a shelf registration, we may sell securities from time to time in one or more separate offerings in amounts, at prices and on terms to be determined at the time of sale. On February 28, 2001, we entered into a financing facility with Ramius Securities, LLC and Ramius Capital Group, LLC. Under this facility, at our election from time to time, Ramius Securities is obligated to place, on a best efforts basis, an aggregate of up to $100 million of our common stock over a two-year period in individual offerings of $2 million to $15 million, subject to limitations such as a limitation based on the daily trading volumes of our stock. If Ramius Securities fails to sell the requisite amount of shares during any given selling period, Ramius Capital is obligated to purchase the remaining shares. As part of implementing this facility, Ramius Securities was granted a purchase option for 100,000 shares of our common stock for a two-year period at prices ranging from $16.95 to $24.72 per share.

In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141 "Business Combinations," and SFAS No. 142 "Goodwill and Other Intangible Assets," which change the accounting for business combinations and goodwill. SFAS No. 141 requires that the purchase method of accounting be used for business combinations initiated after June 30, 2001. Use of the pooling-of-interests method will be prohibited. SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Amortization of goodwill, including goodwill recorded in past business combinations, will therefore cease upon adoption of SFAS No. 142, which will be January 1, 2002 for the Company.

As of January 1, 2002, the date of adoption of SFAS No. 142, the Company expects to have unamortized identifiable intangible assets in the amount of $5,811,394 which will be subject to the provisions of SFAS No. 142. The company does not expect any transitional impairment losses which would be required to be recognized as a cumulative effect of a change in accounting principle. The Company does not expect that

SFAS No. 141 and SFAS No. 142 will have a material effect on its financial statements because the identifiable intangible assets will continue to be amortized.

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


Item 3.
-------

Quantitative and Qualitative Disclosures About Market Risk

Our operations are not subject to material risks of material foreign currency fluctuations, nor do we use derivative financial instruments in our investment practices. We place our short-term investments in instruments that meet high credit quality standards, as specified in our investment policy guidelines. We do not expect material losses with respect to our investment portfolio or exposure to market risks associated with interest rates.

                                MGI PHARMA, INC.

                           PART II - OTHER INFORMATION


Item 4.  Submission of Matters to a Vote of Security Holders
------

The Company held its Annual Meeting of Shareholders on May 8, 2001, and sufficient favorable votes were cast to approve all management proposals as follows:

         Election of management's entire slate of seven directors by the following vote tallies:

                                               For            Withhold
                                               ---            --------
         Charles N. Blitzer                 13,190,818       1,245,762
         Andrew J. Ferrara                  14,334,339         102,241
         Hugh E. Miller                     14,332,689         103,891
         Philip S. Schein, M.D.             14,332,739         103,841
         Lee J. Schroeder                   14,332,754         103,846
         David B. Sharrock                  14,334,109         102,471
         Arthur Weaver                      14,332,789         103,791

Ratification of the independent auditors by a vote of 14,383,715 for, 31,006 against, 21,859 abstaining, and 0 broker nonvotes.

Item 5.  Other Information
------

In connection with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, the Company is hereby filing cautionary statements identifying important factors that could cause actual results to differ materially from those projected in forward looking statements of the Company made by, or on behalf of the Company. See Exhibit 99 to this report.

Item 6.  Exhibits and Reports on Form 8-K
------

(a)  LISTING OF EXHIBITS:

     Exhibit Number                 Description
     --------------                 -----------
         99                  Cautionary Statements


(b)  REPORTS ON FORM 8-K

     The Company filed a report on Form 8-K on April 25, 2001 to report under
     Item 5, and in press releases filed as exhibits thereto, the following:

         On March 22, 2001, the Company announced that it had initiated a new Phase 2 clinical trial of the anti-cancer compound irofulven for patients with refractory or recurrent advanced epithelial ovarian cancer.

         On March 28, 2001, the Company announced that six presentations on irofulven's anti-tumor activity and mechanism of action were made at the American Association for Cancer Research meeting held on March 24 - 28, 2001.

         On April 6, 2001, the Company announced that it had entered into definitive agreements with Helsinn Healthcare SA granting the Company exclusive North American license and distribution rights to the product candidate palonosetron.

         On April 12, 2001, the Company announced that it had initiated an additional Phase 2 clinical trial of irofulven using an intermittent dosing schedule to treat hormone-refractory prostate cancer patients.

         On April 18, 2001, the Company reported its earnings for the first quarter of 2001.

         On April 25, 2001, the Company announced that a patent for the "Inhibition of DNA Methyltransferase" was recently granted to MethylGene Inc., the partner with whom the Company has an exclusive North American license, research and development agreement for inhibitors of DNA methyltransferase.

     The Company filed a report on Form 8-K on May 9, 2001 to report under Item 5, and in a press release filed as an exhibit thereto, the sale of 4,000,000 shares of common stock to U.S. Bancorp Piper Jaffray, Inc.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       MGI PHARMA, INC.


Date: August 14, 2001                  By: /s/ William C. Brown
                                           -------------------------------------
                                       William C. Brown,
                                       Chief Financial Officer and Secretary

                                MGI PHARMA, INC.

                          Quarterly Report on Form 10-Q
                                     for the
                           Quarter Ended June 30, 2001


                                 EXHIBIT INDEX
                                 -------------

     Exhibit
      Number                            Description
      ------                            -----------

        99                         Cautionary Statements