Form 10-Q
period 2001-09-30
MGI PHARMA INC
filed 2001-11-13
CIK 702131

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q


(Mark One)
   [X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIESEXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001

                                       OR

   [_]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to _________________

Commission File Number: 0-10736
                        -------

                                MGI PHARMA, INC.
                                ----------------
             (Exact name of registrant as specified in its charter)

            Minnesota                             41-1364647
---------------------------------        -------------------------------
  (State or other jurisdiction                 (I.R.S. employer
of incorporation or organization)            identification number)

  5775 West Old Shakopee Road
           Suite 100
  Bloomington, Minnesota 55437                  (952) 346-4700
---------------------------------        -------------------------------
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
Yes    X           No
    -----             -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

  Common Stock, $.01 par value                  24,056,389 shares
--------------------------------       ----------------------------------
          (Class)                      (Outstanding at November 12, 2001)

                                MGI PHARMA, INC.

                                 FORM 10-Q INDEX



                                                                         Page
                                                                        Number
                                                                        ------
PART I.  FINANCIAL INFORMATION

     Item 1. Financial Statements (Unaudited)

                 Balance Sheets - December 31, 2000
                 and September 30, 2001                                    3

                 Statements of Operations - Three Months and
                 Nine Months Ended September 30, 2000 and 2001             5

                 Statements of Cash Flows - Nine Months
                 Ended September 30, 2000 and 2001                         6

                 Notes to Financial Statements                             7

     Item 2. Management's Discussion and Analysis of
                 Financial Condition and Results of Operations            13

     Item 3. Quantitative and Qualitative Disclosure About
                 Market Risk                                              17

PART II. OTHER INFORMATION

     Item 4. Submission of Matters to a Vote of Security                  18
                 Holders

     Item 5. Other Information                                            18

     Item 6. Exhibits and Reports on Form 8-K                             18

SIGNATURES                                                                19

                 PART I - FINANCIAL INFORMATION

Item 1. Financial Statements
----------------------------

                                MGI PHARMA, INC.

                                 BALANCE SHEETS

                                   (unaudited)


                                       December 31,     September 30,
                                            2000            2001
                                       -------------    -------------
ASSETS
------

Current assets:
  Cash and cash equivalents            $  11,031,714    $  19,290,075
  Cash - restricted                             --          6,000,000
  Short-term investments                  18,867,073       16,237,445
  Receivables, less allowances of
    $158,579 and $180,840                  2,806,462        3,131,788
  Inventories                              1,476,275        1,599,854
  Prepaid expenses                         5,826,260        1,095,663
                                       -------------    -------------

     Total current assets                 40,007,784       47,354,825

Equipment and furniture, at cost
  less accumulated depreciation of
  $1,192,171 and $1,223,333                1,510,859        3,282,387

Long-term investments                      3,800,000        6,800,000

Intangible assets, at cost
  less accumulated amortization of
  $98,498 and $984,982                     6,993,372        6,106,888

Other assets                                 431,555          463,741
                                       -------------    -------------

Total assets                           $  52,743,570    $  64,007,841
                                       =============    =============

(Continued)

BALANCE SHEETS
(Unaudited)
Page 2

                                       December 31,     September 30,
                                            2000            2001
                                       -------------    -------------
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Current liabilities:
  Accounts payable                     $   1,426,828    $   2,076,894
  Accrued expenses                        11,785,849       12,136,613
  Deferred revenue                           731,883          794,383
  Other current liabilities                   21,411          140,484
                                       -------------    -------------

     Total current liabilities            13,965,971       15,148,374
                                       -------------    -------------

Noncurrent liabilities:
  Long-term deposit payable                1,550,000        3,200,000
  Deferred revenue                         9,981,982       10,026,819
  Other noncurrent liabilities             1,200,000           40,006
                                       -------------    -------------

     Total noncurrent liabilities         12,731,982       13,266,825
                                       -------------    -------------

     Total liabilities                    26,697,953       28,415,199
                                       -------------    -------------

Stockholders' equity:
  Preferred stock, 10,000,000
    authorized and unissued shares              --               --
  Common stock, $.01 par value,
    30,000,000 authorized shares,
    16,509,008 and 21,001,266
    issued shares                            165,090          210,013
  Additional paid-in capital             114,431,198      148,509,825
  Accumulated deficit                    (88,550,671)    (113,127,196)
                                       -------------    -------------

     Total stockholders' equity           26,045,617       35,592,642
                                       -------------    -------------

Total liabilities and
  stockholders' equity                 $  52,743,570    $  64,007,841
                                       =============    =============

----------
See accompanying notes to financial statements.

                                MGI PHARMA, INC.

                            STATEMENTS OF OPERATIONS

                                  (Unaudited)

                                               Three Months Ended             Nine Months Ended
                                                 September 30,                   September 30,
                                          ----------------------------    ----------------------------
                                              2000           2001            2000             2001
                                          ------------    ------------    ------------    ------------
Revenues:
  Sales                                   $  4,859,684    $  5,992,329    $ 15,560,061    $ 23,137,823
  Promotion                                    250,000            --           769,874            --
  Licensing                                  1,219,175         957,060       2,477,044       2,399,631
                                          ------------    ------------    ------------    ------------
                                             6,328,859       6,949,389      18,806,979      25,537,454
                                          ------------    ------------    ------------    ------------

Costs and Expenses:
  Cost of sales                                331,684         757,392       1,028,897       2,578,228
  Selling, general and administrative        4,466,957       6,551,976      12,627,259      20,327,597
  Research and development                   8,575,167       5,807,071      12,604,732      27,550,578
  Amortization                                    --           295,495            --           886,484
                                          ------------    ------------    ------------    ------------
                                            13,373,808      13,411,934      26,260,888      51,342,887
                                          ------------    ------------    ------------    ------------

Loss from operations                        (7,044,949)     (6,462,545)     (7,453,909)    (25,805,433)

Interest income                                686,703         415,102       1,599,229       1,228,908
                                          ------------    ------------    ------------    ------------

Loss before taxes and cumulative effect
   of change in accounting principle        (6,358,246)     (6,047,443)     (5,854,680)    (24,576,525)

Provision for income taxes                      51,537            --           148,000            --
                                          ------------    ------------    ------------    ------------

Loss before cumulative effect
   of change in accounting principle        (6,409,783)     (6,047,443)     (6,002,680)    (24,576,525)

Cumulative effect of change
   in accounting principle                        --              --        (9,402,643)           --
                                          ------------    ------------    ------------    ------------

Net loss                                  $ (6,409,783)   $ (6,047,443)   $(15,405,323)   $(24,576,525)
                                          ============    ============    ============    ============


Net loss per common share:

Basic:
Loss before effect of accounting change   $      (0.39)   $      (0.29)   $      (0.38)   $      (1.30)
Cumulative effect of accounting change            0.00            0.00           (0.59)           0.00
                                          ------------    ------------    ------------    ------------
Net loss                                  $      (0.39)   $      (0.29)   $      (0.97)   $      (1.30)
                                          ============    ============    ============    ============

Assuming dilution:
Loss before effect of accounting change   $      (0.39)   $      (0.29)   $      (0.38)   $      (1.30)
Cumulative effect of accounting change            0.00            0.00           (0.59)           0.00
                                          ------------    ------------    ------------    ------------
Net loss                                  $      (0.39)   $      (0.29)   $      (0.97)   $      (1.30)
                                          ============    ============    ============    ============

Weighted average number of
   common shares outstanding:
           Basic                            16,452,089      20,986,992      15,829,416      18,852,053

           Assuming dilution                16,452,089      20,986,992      15,829,416      18,852,053

----------
See accompanying notes to financial statements.

                                MGI PHARMA, INC.

                            STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                                       Nine Months Ended September 30,
                                                       -------------------------------
                                                            2000            2001
                                                       --------------  ---------------
OPERATING ACTIVITIES:
Net loss                                                $(15,405,323)   $(24,576,525)
Adjustments for non-cash items:
  Cumulative effect of change in accounting principle      9,402,643            --
  Stock issuance for palonosetron license                       --         2,999,992
  Depreciation and asset amortization                        226,418       1,389,739
  Benefit plan contribution                                  126,729         237,436
  Deferred rent                                                 --            40,006
  Other                                                       10,000         108,147
Change in operating assets and liabilities:
  Receivables                                             (1,247,776)       (325,326)
  Inventories                                               (261,717)       (123,579)
  Prepaid expenses                                          (116,619)      5,247,201
  Accounts payable and accrued expenses                    2,571,755       3,645,844
  Deferred revenue                                           999,193         107,337
  Other current liabilities                                  128,304         119,073
                                                        ------------    ------------

Net cash used in operating activities                     (3,566,393)    (11,130,655)
                                                        ------------    ------------

INVESTING ACTIVITIES:
  Purchase of investments                                (38,049,285)    (25,474,914)
  Maturity of investments                                 26,459,725      25,104,542
  Acquisition of Hexalen(R)Capsules                             --        (3,600,000)
  Purchase of equipment and furniture                       (485,543)     (2,319,230)
  Other                                                      (71,487)        (32,186)
                                                        ------------    ------------

Net cash used in investing activities                    (12,146,590)     (6,321,788)
                                                        ------------    ------------

FINANCING ACTIVITIES:
  Net proceeds from stock issuance                        16,448,138      29,168,655
  Restricted cash                                               --        (6,000,000)
  Receipt of deposit payable                               1,000,000       1,650,000
  Issuance of shares under stock
    plans                                                  3,972,219         892,149
                                                        ------------    ------------

Net cash provided by financing activities                 21,420,357      25,710,804
                                                        ------------    ------------

Increase in cash and cash equivalents                      5,707,374       8,258,361

Cash and cash equivalents at
  beginning of period                                      8,249,248      11,031,714
                                                        ------------    ------------

Cash and cash equivalents at
  end of period                                         $ 13,956,622    $ 19,290,075
                                                        ============    ============

Supplemental disclosure of cash information:
  Cash paid for income taxes                            $    150,000    $      1,500

----------
See accompanying notes to financial statements.

                                MGI PHARMA, INC.

                          NOTES TO FINANCIAL STATEMENTS

                                   (Unaudited)

(1)      Basis of Presentation

MGI PHARMA, INC. (MGI or the Company) is an oncology-focused pharmaceutical company that acquires, develops and commercializes proprietary products that address unmet needs of cancer patients. The Company focuses its sales efforts solely within the United States and creates alliances with other pharmaceutical or biotechnology companies for the commercialization of its products in other countries.

The Company promotes products directly to physicians in the United States using its own specialty sales force. These products include Company owned Salagen(R) Tablets (pilocarpine hydrochloride), Hexalen(R) Capsules (altretamine), and Didronel(R) I.V. Infusion (etidronate disodium). The Company also sells Mylocel(TM) Tablets (hydroxyurea) under an exclusive marketing and distribution agreement with Barr Laboratories. Salagen Tablets are approved in the United States for two indications: symptoms of dry mouth associated with radiation treatment in head and neck cancer patients and the symptoms of dry mouth associated with Sjogren's syndrome, an autoimmune disease that damages the salivary glands. Sales of Salagen Tablets in the United States accounted for 88 percent of product sales in the first nine months of 2001. Hexalen Capsules, which the Company began selling since acquiring the product from MedImmune, Inc. in November 2000, is an orally administered chemotherapeutic agent approved in the United States for treatment of refractory ovarian cancer patients. Didronel I.V. Infusion is approved for the treatment of hypercalcemia (elevated blood calcium) in late-stage cancer patients. Mylocel Tablets are approved for the treatment of melanoma, resistant chronic myelocytic leukemia, and recurrent, metastatic, or inoperable carcinoma of the ovary. Outside the United States, MGI commercializes its products through various alliances and recognizes licensing revenues. MGI has licensing agreements with several international pharmaceutical companies to develop and commercialize Salagen Tablets in Europe, Canada and Japan. Exclusive rights in Japan to irofulven and the other acylfulvene analogs were granted to Dainippon under a development and commercialization agreement in 1995. MGI relies on third parties to manufacture its commercialized and development stage products.

The Company's current product development efforts include preclinical studies and clinical trials for irofulven, the lead product candidate in MGI's novel family of proprietary cancer therapy compounds called the acylfulvenes. In April 2001, MGI obtained the exclusive U.S. and Canadian license and distribution rights to palonosetron, a cancer supportive care product candidate in Phase 3 development for the prevention of chemotherapy-induced nausea and vomiting. MGI is also developing MG98 and other inhibitors of DNA methyltransferase for North American markets. DNA methyltransferase is an enzyme that has been associated with uncontrolled tumor growth. In addition, we provide ongoing clinical support of Salagen Tablets.

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

(2)      Income (Loss) Per Common Share

Income (loss) per share for the three month and nine month periods ended September 30, 2000 and 2001 are based on weighted average shares outstanding as summarized in the following table:

Three months ended September 30                  2000         2001
                                              ----------   ----------

Weighted-average shares - basic               16,452,089   20,986,992
Effect of dilutive stock options                    --           --
                                              ----------   ----------
Weighted-average shares - assuming dilution   16,452,089   20,986,992
                                              ==========   ==========


Nine months ended September 30                   2000         2001
                                              ----------   ----------

Weighted-average shares - basic               15,829,416   18,852,053
Effect of dilutive stock options                    --           --
                                              ----------   ----------
Weighted-average shares - assuming dilution   15,829,416   18,852,053
                                              ==========   ==========

For loss periods, basic and diluted share amounts are identical, as the effect of potentially dilutive common stock is antidilutive.


(3)      Short-Term Investments

Because the Company has the intent and ability to hold its investments to maturity, they are considered held-to-maturity investments. As such, they are stated at amortized cost, which approximates estimated fair value. Held-to-maturity investments at December 31, 2000 and September 30, 2001 are summarized in the following table:

                                          2000                 2001
                                      -----------          -----------
Commercial paper                      $13,333,117          $16,237,445
Certificates of deposit                 5,533,956                 --
                                      -----------          -----------
                                      $18,867,073          $16,237,445
                                      ===========          ===========

(4)      Inventories

Inventories at December 31, 2000 and September 30, 2001 are summarized as follows:

                                                      2000            2001
                                                   ----------      ----------
Raw materials and supplies                         $  339,039      $  348,623
Work in process                                       699,598         612,809
Finished products                                     437,638         638,422
                                                   ----------      ----------
                                                   $1,476,275      $1,599,854
                                                   ==========      ==========

Inventories are stated at the lower of cost or market. Cost is determined on a first-in, first-out basis.


(5)      Prepaid Expenses

Prepaid expenses at December 31, 2000 and September 30, 2001 are summarized in the following table:

                                                      2000            2001
                                                   ----------      ----------
Palonosetron letter of intent deposit              $5,000,000      $     --
Financing transaction costs                              --           516,604
Other prepaid expenses                                826,260         579,059
                                                   ----------      ----------
                                                   $5,826,260      $1,095,663
                                                   ==========      ==========

(6)      Accrued Expenses

Accrued expenses at December 31, 2000 and September 30, 2001 are summarized in the following table:

                                                     2000            2001
                                                  -----------     -----------
Product development commitments                   $ 3,500,784     $ 4,971,689
Hexalen Capsules business purchase obligation       4,800,000       2,400,000
Bonuses                                               889,499       1,290,513
Lease accrual                                            --           755,923
Product return accrual                                600,768         745,205
Other accrued expenses                              1,994,798       1,973,283
                                                  -----------     -----------
                                                  $11,785,849     $12,136,613
                                                  ===========     ===========


(7)      Promotion Revenue

In September 2000, MGI concluded its promotion agreement with Connetics Corporation for the promotion of Ridaura(R) (auranofin). Under the terms of the agreement, MGI recognized $250,000 per quarter through September 30, 2000 for making a minimum number of sales calls related to this rheumatology product.

(8)      Stock Incentive Plans

Under stock incentive plans, designated persons (including officers, directors, employees and consultants) are granted rights to acquire Company common stock. These rights include stock options and other equity rights.

At September 30, 2001, 3,709,964 shares of common stock remain reserved for issuance, of which
267,169 remain available for grant. Options to purchase 3,442,795 shares of common stock were outstanding, of which 1,281,533 were exercisable. Options outstanding had a weighted average exercise price of $12.42 per share.


(9)      Stockholders' Equity

Changes in selected stockholders' equity accounts for the nine months ended September 30, 2001 were as follows:

                                         Common Stock              Additional
                                -----------------------------       paid-in
                                  Shares          Par value         capital
                                ------------     ------------     ------------
Balance at December 31, 2000      16,509,008     $    165,090     $114,431,198
Issuance of shares                 4,000,000           40,000       29,128,655
License for technology               297,338            2,973        2,997,018
Exercise of stock options            134,062            1,341          662,444
Employee retirement savings
  plan contribution                   32,903              329          482,121
Employee stock purchase plan          21,483              215          228,150
Financing transaction costs             --               --            516,604
Other issuances                        6,472               65           63,635
                                ------------     ------------     ------------
Balance at September 30, 2001     21,001,266     $    210,013     $148,509,825
                                ============     ============     ============

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

On February 28, 2001, the Company entered into a common stock underwriting agreement with Ramius Securities, LLC (Ramius Securities) and a stand-by purchase agreement with Ramius Capital Group, LLC (Ramius Capital). Under the terms of the underwriting agreement, Ramius Securities is obligated to sell, on a best-efforts basis and at the Company's election from time to time, the Company's common stock over a two-year period in individual offerings of $2 million to $15 million. Under the terms of the stand-by purchase agreement, if Ramius Securities fails to sell the requisite amount of shares during any given selling period pursuant to the terms of the underwriting agreement, Ramius Capital is obligated to purchase the remaining shares. In connection with these agreements, Ramius Securities was granted a purchase option for 100,000 shares of the Company's common stock for a two-year period at prices ranging from $16.95 to $24.72 per share. The $516,604 aggregate fair value of the purchase option issued is presented as prepaid financing costs at September 30, 2001. This fair value was determined by use of a Black-Scholes model using the following assumptions: expected dividend yield of 0%, risk-free interest rate of 4.8%, volatility of 80%, and expected warrant life of two years.


(10)     Leases

The Company leases office space under noncancellable lease agreements that contain renewal options and require the Company to pay operating costs, including property taxes, insurance and maintenance. In January 2001, the Company executed a lease agreement for new office space, beginning in May 2001. At September 30, 2001, the Company has an accrual of $756,000 for lease obligations for the former office space in excess of estimated sublease rental income. Future minimum lease payments under noncancellable leases, including both the current and former office spaces, are as follows:

Remainder of 2001                            $  338,000
2002                                          1,571,000
2003                                          1,598,000
2004                                          1,618,000
2005                                          1,461,000
Thereafter                                    3,012,000
                                             ----------
                                             $9,598,000
                                             ==========


(11)      Licensing Arrangements

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

(12)     Research and Development Expense

Research and development expenses for the three month and nine month periods ended September 30, 2000 and 2001 consist of the following:

Three months ended September 30            2000               2001
                                       -----------        -----------
License fees                           $ 5,700,000        $         0
Other research and development           2,875,167          5,807,071
                                       -----------        -----------
                                       $ 8,575,167        $ 5,807,071
                                       ===========        ===========

Nine months ended September 30             2000               2001
                                       -----------        -----------
License fees                           $ 5,925,000        $13,016,250
Other research and development           6,679,732         14,534,328
                                       -----------        -----------
                                       $12,604,732        $27,550,578
                                       ===========        ===========


(13)     New Accounting Pronouncement

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


(14)     Subsequent Event

On October 31, 2001, the Company completed a private placement of 3,025,000 newly issued shares of stock to accredited investors at $11 per share, with U.S. Bancorp Piper Jaffray Inc. acting as the placement agent. The net proceeds to the Company, after fees and expenses, were approximately $31 million.

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

Overview

We are an oncology-focused pharmaceutical company that acquires, develops and commercializes proprietary products that address unmet needs of cancer patients. We focus our sales efforts solely within the United States and create alliances with other pharmaceutical or biotechnology companies for the commercialization of our products in other countries.

We promote products directly to physicians in the United States using our own specialty sales force. These products include our Salagen(R) Tablets (pilocarpine hydrochloride), Hexalen(R) Capsules (altretamine), and Didronel(R) I.V. Infusion (etidronate disodium). We also sell Mylocel(TM) Tablets (hydroxyurea) under an exclusive marketing and distribution agreement with Barr Laboratories. Salagen Tablets are approved in the United States for two indications: symptoms of dry mouth associated with radiation treatment in head and neck cancer patients and the symptoms of dry mouth associated with Sjogren's syndrome, an autoimmune disease that damages the salivary glands. Sales of Salagen Tablets in the United States accounted for 88 percent of our product sales in the first nine months of 2001. Hexalen Capsules, which we are selling since acquiring the product from MedImmune, Inc. in November 2000, are an orally administered chemotherapeutic agent approved in the United States for the treatment of refractory ovarian cancer patients. Didronel I.V. Infusion is approved for the treatment of hypercalcemia (elevated blood calcium) in late-stage cancer patients. Mylocel Tablets are approved for the treatment of melanoma, resistant chronic myelocytic leukemia, and recurrent, metastatic, or inoperable carcinoma of the ovary. Outside the United States, we commercialize our products through various alliances from which we recognize licensing revenues. We have licensing agreements with several international pharmaceutical companies to develop and commercialize Salagen Tablets in Europe, Canada and Japan. Exclusive rights in Japan to irofulven and other acylfulvenes were granted to Dainippon Pharmaceutical Co., Ltd., under a development and commercialization agreement in 1995. We rely on third parties to manufacture our commercialized and development stage products.

Our current product development efforts include preclinical studies and clinical trials for irofulven, the lead product candidate in our novel family of proprietary cancer therapy compounds called the acylfulvenes. In April 2001, we obtained the exclusive U.S and Canadian license and distribution rights to palonosetron, a cancer supportive care product candidate in Phase 3 development for the prevention of chemotherapy-induced nausea and vomiting. Our expenses related to palonosetron are almost exclusively due to license fees. We are also developing MG98 and other inhibitors of DNA methyltransferase for the North American markets. DNA methyltransferase is an enzyme that has been associated with uncontrolled tumor growth. In addition, we provide ongoing clinical support of Salagen Tablets.

Results of Operations

Revenues

Sales: Total sales revenue increased 23 percent from $4,859,684 in the third quarter of 2000 to $5,992,329 in the third quarter of 2001, and increased 49 percent from $15,560,061 in the first nine months of 2000 to $23,137,823 in the first nine months of 2001. The increases in sales revenue reflect increased revenue for Salagen Tablets, resulting from an increase in demand and increased stocking of inventory by wholesalers and retail pharmacies, and revenue for Hexalen(R) Capsules and Mylocel Tablets. We purchased Hexalen Capsules from MedImmune Inc. in November 2000, with sales commencing in December 2000, and active field promotion commencing in March 2001. We began selling and promoting Mylocel Tablets in March 2001 under an exclusive marketing and distribution agreement with Barr Laboratories.

Sales of Salagen Tablets in the United States provided 87 percent of our product sales in the third quarter of 2001, and provided 88 percent of our product sales in the first nine months of 2001. As is common in the pharmaceutical industry, our domestic sales are made to pharmaceutical wholesalers for further distribution through pharmacies to the ultimate consumers of our products. Sales of Salagen Tablets in the third quarter of 2001 approximated underlying demand as measured by wholesaler shipments to pharmacies. We expect total product sales in 2001 to grow approximately 30 percent compared to 2000.

Promotion: We have not recognized any promotion revenue in the third quarter of 2001 or in the first nine months of 2001, after recognizing $250,000 in the third quarter of 2000 and $769,874 in the first nine months of 2000. In 2000, we promoted Ridaura under a promotion agreement with Connetics Corporation. Under this agreement, we recognized $250,000 in promotion revenue per quarter, based on achieving certain sales call activity. We concluded our agreement for the promotion of this rheumatology market product in the third quarter of 2000.

Licensing: Licensing revenue decreased 21 percent from $1,219,175 in the third quarter of 2000 to $957,060 in the third quarter of 2001, and decreased three percent from $2,477,044 in the first nine months of 2000 to $2,399,631 in the first nine months of 2001. Prior year results have been restated to reflect the adoption of Staff Accounting Bulletin No. 101 as of January 1, 2000. Both the quarterly and the first nine month changes reflect decreased revenue related to our license to Kissei Pharmaceuticals for the development of Salagen tablets in Japan. We received an $830,000 performance milestone from Kissei in the third quarter of 2000, which resulted in recognition of approximately $229,000 in that quarter using the contingency-adjusted performance method that we adopted under the provisions of SAB 101. The remainder of the milestone payment will be amortized to licensing revenue over the estimated life of the licensing relationship. This decrease in 2001 licensing revenue was partially reduced by an increase in royalties from our license relationship with Novartis Ophthalmics AG for the development and commercialization of Salagen Tablets in Europe.

Future licensing revenues will fluctuate from quarter to quarter depending on the level of recurring royalty generating activities and the initiation of additional licensing arrangements. We expect licensing revenue for 2001 to be approximately $3 million.

Costs and Expenses

Cost of sales: Cost of sales as a percent of sales was seven percent for the first nine months of 2000, and 11 percent for the first nine months of 2001. The increase results from a change in our product mix, including the addition of Hexalen Capsules and Mylocel Tablets to our oncology product portfolio. We believe that cost of sales as a percent of product sales for our marketed products for 2001 will range from 10 to 15 percent, as a result of changes in our product mix and increasing production costs.

Selling, general and administrative: Selling, general and administrative expenses increased 47 percent from $4,466,957 in the third quarter of 2000 to $6,551,976 in the third quarter of 2001, and increased 61 percent from $12,627,259 in the first nine months of 2000 to $20,327,597 in the first nine months of 2001. The increases resulted from increased costs related to our expanded business objectives, such as costs associated with the expansion of our U.S. based sales force by approximately two-thirds during the first half of 2000, costs related to the marketing launches and continued promotion of Hexalen Capsules and Mylocel Tablets, and increased facility costs in conjunction with our move to a new office location in June 2001. We expect selling, general and administrative expenses for 2001 to be approximately $26 million.

Research and development: Research and development expense decreased 32 percent from $8,575,167 in the third quarter of 2000 to $5,807,071 in the third quarter of 2001, but increased 119 percent from $12,604,732 in the first nine months of 2000 to $27,550,578 in the first nine months of 2001. Both the quarterly and nine month changes include non-recurring license payments: $5.7 million in the third quarter of 2000 related to our license agreement with MethylGene Inc., and $13 million in the second quarter of 2001 related to our license agreement for palonosetron. Exclusive of non-recurring licensing payments, research and development expense increased 102 percent from $2,875,167 in the third quarter of 2000 to $5,807,071 in the third quarter of 2001, and increased 118 percent from $6,679,732 in the first nine months of 2000 to $14,534,328 in the first nine months of 2001.

The increases reflect the expanding development of irofulven, the lead drug candidate in our novel family of proprietary compounds called acylfulvenes, and expenses related to the development of MG98 and other inhibitors of DNA methyltransferase. Enrollment in a Phase 1 and three Phase 2 clinical trials of irofulven, sponsored by us, began in 1998 and increased throughout 1999 and 2000. An additional Phase 1 trial and two additional Phase 2 trials of irofulven were initiated in 2000. A pivotal Phase 3 trial, four additional Phase 2 trials, and two additional Phase 1 trials were initiated in the first nine months of 2001. These trials are designed to evaluate the efficacy and safety of irofulven for the treatment of patients with pancreatic, ovarian, prostate, sarcoma, glioma or liver cancer who are generally refractory to current therapies. We expect research and development expenses to be approximately $35 million for 2001.

Tax expense: Our provisions for income taxes for the third quarter and first nine months of 2000 reflect a 10 percent foreign tax rate on Dainippon licensing payments and a two percent tax rate for alternative minimum tax. There are no provisions for the 2001 periods, given that we expect to incur a net loss for 2001 and we did not receive any payments subject to foreign tax. We continue to maintain a valuation allowance against our deferred tax asset since we had an accumulated deficit of $113,127,196 at September 30, 2001, and our ability to sustain profitable operations is likely dependent upon the successful launch of our next significant oncology product.

Interest Income

Interest income decreased 40 percent from $686,703 in the third quarter of 2000 to $415,102 in the third quarter of 2001, and decreased 23 percent from $1,599,229 in the first nine months of 2000 to $1,228,908 in the first nine months of 2001. The decreases are a result of a decrease in the investment yield, partially reduced by an increase in the average amount of funds available for investment.

Net Loss

We had a net loss of $6,409,783 in the third quarter of 2000, compared to a net loss of $6,047,443 in the third quarter of 2001. We had a net loss of $15,405,323 for the first nine months of 2000, which included a non-cash charge of $9,402,643 related to the adoption of SAB 101, compared to a net loss of $24,576,525 for the first nine months of 2001. The decreased net loss from the third quarter of 2000 to the third quarter of 2001 is a result of a 10 percent increase in revenues from 2000 to 2001, and essentially no change in costs and expenses from 2000 to 2001. Costs and expenses in the third quarter of 2000 include $5.7 in nonrecurring licensing fees. The increased net loss from the first nine months of 2000 to the first nine months of 2001, before the cumulative effect of SAB 101, is a result of a 96 percent increase in costs and expenses from 2000 to 2001, and a 36 percent increase in revenues from 2000 to 2001. Costs and expenses in the nine month periods include $5.9 million in nonrecurring licensing fees for 2000 and $13 million in nonrecurring licensing fees for 2001. During the next several years, we expect to direct our efforts toward activities intended to grow long-term revenues, including expanded development of irofulven and other product candidates. Increased spending on these initiatives, including development of the licensed anti-cancer technology from MethylGene and the license of palonosetron, will likely result in substantial net losses until after the launch of our next significant oncology product. We expect our net loss to be approximately $35 million for 2001.

Liquidity and Capital Resources

At September 30, 2001, we had cash and short-term investments of $41,527,520 and working capital of $32,206,451 compared with $29,898,787 and $26,041,813, respectively, at December 31, 2000. Our cash and short-term investments balance at September 30, 2001 includes $6,000,000 in restricted cash for payments related to the license of palonosetron. For the nine month period ended September 30, 2001, we used $11,130,655 to fund our operating activities, paid $3,600,000 related to the acquisition of Hexalen Capsules, and purchased $2,319,230 in furniture and equipment. We received $29,168,655 in cash as net proceeds from the sale of stock, $1,650,000 in cash as a deposit from one of our international partners, and $892,149 in cash from issuance of shares under stock award plans.

Significant cash payments for the remainder of 2001 will be required to fund operating activities, pay $2,000,000 related to the license of palonosetron, and pay $1,200,000 related to the purchase of Hexalen Capsules. Substantial amounts of capital are required for pharmaceutical development and commercialization efforts. For continued development and commercialization of our product candidates and marketed products, and the acquisition and development of additional product candidates, we plan to utilize cash provided from product sales, collaborative arrangements and existing liquid assets. We will also seek other sources of funding, including additional equity or debt issuances.

We have one million common shares remaining for sale on a shelf registration statement that was filed with the Securities and Exchange Commission. Under a shelf registration, we may sell securities from time to time in one or more separate offerings in amounts, at prices and on terms to be determined at the time of sale. On February 28, 2001, we entered into a financing facility with Ramius Securities, LLC and Ramius Capital Group, LLC. Under this facility, at our election from time to time, Ramius Securities is obligated to place, on a best efforts basis, our common stock over a two-year period in individual offerings of $2 million to $15 million, subject to limitations such as a limitation based on the daily trading volumes of our stock. If Ramius Securities fails to sell the requisite amount of shares during any given selling period, Ramius Capital is obligated to purchase the remaining shares. As part of implementing this facility, Ramius Securities was granted a purchase option for 100,000 shares of our common stock for a two-year period at prices ranging from $16.95 to $24.72 per share.

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

                                MGI PHARMA, INC.

                           PART II - OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders
-------

None

Item 5.  Other Information
-------

The Company has amended its security trading policy to allow outside directors, officers and other employees to implement stock trading plans under Rule 10b5-1 of the Securities Exchange Act of 1934. Rule 10b5-1 allows people who adopt plans to purchase or sell a company's securities at a time when they are unaware of material, nonpublic information about the company to purchase or sell those securities according to that plan even if they subsequently come into possession of "inside" information. The Company anticipates that some of its outside directors or associates will implement trading plans, which comply with MGI's amended trading policy that allows implementation of 10b5-1 stock trading plans.

In connection with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, the Company is hereby filing cautionary statements identifying important factors that could cause actual results to differ materially from those projected in forward looking statements of the Company made by, or on behalf of the Company. See Exhibit 99 to this report.

Item 6.  Exhibits and Reports on Form 8-K
-------

(a)      LISTING OF EXHIBITS:

          Exhibit Number                 Description
          --------------                 -----------

               99                   Cautionary Statements



(b)      REPORTS ON FORM 8-K


         There were no reports on Form 8-K filed during the three months ended September 30, 2001.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       MGI PHARMA, INC.


Date: November 12, 2001                By:   /s/ William C. Brown
                                          -------------------------------
                                          William C. Brown,
                                          Chief Financial Officer and Secretary

                                MGI PHARMA, INC.

                          Quarterly Report on Form 10-Q
                                     for the
                        Quarter Ended September 30, 2001

                                  EXHIBIT INDEX
                                  -------------

         Exhibit
          Number                              Description
          ------                              -----------

            99                           Cautionary Statements