Form 10-K405
period 2001-12-31
MGI PHARMA INC
filed 2002-03-29
CIK 702131

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001          Commission File No. 0-10736
-------------------------------------------          ---------------------------

                                MGI PHARMA, INC.
             (Exact name of Registrant as specified in its charter)

            Minnesota                                   41-1364647
---------------------------------------    -------------------------------------
 (State or other jurisdiction of           (I.R.S. Employer Identification No.)
 incorporation or organization)

5775 West Old Shakopee Road, Suite 100
Bloomington, Minnesota                                    55437
---------------------------------------    -------------------------------------
(Address of principal executive offices)                Zip Code)


Registrant's telephone number, including area code:           952/346-4700

Securities registered pursuant to Section 12(b) of the Act:   None

Securities registered pursuant to Section 12(g) of the Act    Common Stock,
                                                                $.01 par value

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of voting stock held by non-affiliates of the Registrant as of March 15, 2002 was approximately $351,649,884 (based on the closing price of such stock as reported by the Nasdaq National Market on such date).

     The number of shares outstanding of each of the Registrant's classes of common stock, as of March 15, 2002, was: Common Stock, $.01 par value; 25,046,288 shares.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Pursuant to General Instruction G the responses to Items 10, 11, 12 and 13 of Part III of this report are incorporated herein by reference to certain information contained in the Registrant's definitive Proxy Statement for its 2002 Annual Meeting of Shareholders to be held on May 14, 2002.

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

Item 1.  Business

Overview

We are an oncology-focused pharmaceutical company that acquires, develops and commercializes proprietary pharmaceutical products that meet patient needs. It is our goal to become a leader in oncology through application of our two core competencies of oncology product development and commercialization, which we apply toward our balanced oncology portfolio. We acquire intellectual property or product rights from others after the basic research to discover the compound that will become our product candidates or marketed products has been completed. This allows us to focus our skills on product development and commercialization rather than directly performing basic research.

We believe we have a complementary portfolio of oncology product candidates. Our current product candidates are at various stages of development with an emphasis on advanced stages of development and are intended to have diverse roles in treating cancer patients. Of our product candidates, two are in Phase 3, one in Phase 2 and two in preclinical development programs. Of these programs, one is with a supportive care product candidate (i.e., a product candidate that may treat the symptoms associated with chemotherapy), two are with cytotoxic product candidates (i.e., product candidates that may cause cancer cells to die), and two are with cytostatic product candidates (i.e., product candidates that may slow or stop the growth of cancer cells).

Palonosetron is our most advanced product candidate. In April 2001, we obtained from Helsinn Healthcare S.A., exclusive license and distribution rights for palonosetron in the United States and Canada. Palonosetron is a potent, selective serotonin sub-type 3 (5HT3) receptor antagonist with an extended half-life under development for the prevention of chemotherapy-induced nausea and vomiting, or CINV. A Phase 3 registration trials program concluded in early 2002 and assuming general concurrence with the U.S. Food and Drug Administration, or FDA, regarding the content of a new drug application, or NDA, is expected to be submitted to the FDA in the third quarter of 2002. CINV is estimated to occur in up to 85 percent of cancer patients treated with chemotherapy and can result in delay or even discontinuation of treatment. The advent of 5HT3 receptor antagonists in 1991 has revolutionized the management of CINV. Palonosetron will potentially be launched by MGI PHARMA into the growing $1 billion North American 5HT3 receptor antagonist market.

Irofulven, the lead cancer therapy product candidate from our proprietary family of compounds, called acylfulvenes is in a series of clinical trials, including a pivotal Phase 3 trial. Based on our analysis of results from our Phase 2 trials of irofulven, we believe that irofulven is adequately tolerated for a chemotherapeutic, with evidence of activity against pancreatic, ovarian, and prostate tumors. These results have been seen in patients with refractory tumors, meaning tumors that are unresponsive to first-line chemotherapy. Trials in these refractory cancer patients are the usual way to begin development of new chemotherapy agents, followed by trials comparing the activity of the then current first-line therapy to the new chemotherapy agent. If the new chemotherapy agent establishes improved safety and efficacy compared to the established first-line therapy, it may become the new first-line therapy.

In February 2001, we initiated a Phase 3 clinical trial of irofulven in patients with advanced-stage, refractory pancreatic cancer that could allow the submission of a new drug application in the first half of 2003, if the trial results are favorable. Pancreatic cancer is the fifth most common cause of cancer-related death in the United States with approximately 30,300 new cases expected to be diagnosed in the United States this year, out of an estimated 170,000 new cases worldwide. The death rates for pancreatic cancer are virtually equal to the incidence rates. Results from our completed Phase 2 initial efficacy trial of irofulven in pancreatic cancer patients demonstrated that irofulven has anti-cancer activity and the potential to extend survival for patients where the tumor has become refractory to Gemzar(R), the current first-line therapy. Our Phase 3 trial of irofulven in pancreatic cancer is a randomized, multi-center, international trial in advanced-stage pancreatic cancer patients where the tumor has become refractory to Gemzar. The Phase 3 trial will compare irofulven to 5-FU, a second-line therapy. The primary endpoint of the trial will be overall survival with other clinical benefit measures as secondary endpoints.

We are conducting a series of Phase 1 dose escalation trials of irofulven in combination therapy with currently approved cancer agents. We believe that an advantage of combination therapy is the potential to achieve better anti-cancer benefit with an acceptable side effect profile compared to either agent used as single agents. In preclinical studies, irofulven has demonstrated synergistic activity with a number of marketed chemotherapies, meaning the extent of tumor cell death was greater than would be predicted by simply adding the activity of each agent individually. Anti-cancer activity has been observed in our Phase 1 combination trials. In addition to irofulven, the acylfulvene family includes over 150 analogs that are being examined to determine their effectiveness as anti-cancer agents. Many of these analogs have already demonstrated promising anti-cancer activity in vitro against human tumor cells and in vivo against human tumor xenografts implanted in immunodeficient mice. Furthermore, a number of analogs have undergone expanded testing to evaluate their preclinical safety profile prior to selection of candidates for further preclinical development.

In August 2000, we licensed North American rights to both MG98 and a complementary DNA methyltransferase small molecule inhibitor program from MethylGene. These programs take a molecular-targeted approach to the treatment of cancers and are designed to determine whether limiting the availability of active DNA methyltransferase, an enzyme that is implicated in tumor growth, may be effective in slowing or stopping the growth of tumors. MG98 is a novel, second-generation antisense oligonucleotide that is designed to disrupt the production of DNA methyltransferase and anti-cancer activity has been observed in one patient in a Phase 1 trial. Based on these results, MG98 has advanced into further clinical trials. The DNA methyltransferase small molecule inhibitor program is designed to identify small molecules that can block the activity of DNA methyltransferase by binding to the enzyme. It is at the preclinical stage of development. We have obtained rights to the patent portfolio that is building around MG98 and DNA methyltransferase small molecule inhibitors. In preclinical testing, MethylGene has demonstrated that blocking the production or activity of DNA methyltransferase reduces DNA methylation of several important tumor suppressor genes, resulting in the re-establishment of gene expression and the loss of tumor-like characteristics in cells. Hypermethylation has been observed to occur in a wide variety of human cancers, including tumors of the colon, head and neck, kidney and prostate.

We currently market several cancer-related products in the United States using our 60-person specialty sales organization. We focus our sales efforts solely within the United States, where we have retained all product rights to our currently marketed products and products under development. We create alliances with other pharmaceutical or biotechnology companies for the sales and marketing of our products in other countries. Currently, we market our primary commercial product, Salagen(R) Tablets (pilocarpine hydrochloride), in the United States to oncologists as a treatment for the symptoms of radiation-induced dry mouth in head and neck cancer patients and to rheumatologists as a treatment for dry mouth associated with the autoimmune disease Sjogren's syndrome. Historically, the cash flow generated from the sale of Salagen Tablets has been our primary source of funding for our product development activities, as sales of Salagen Tablets accounted for approximately 87 percent of our $30 million of product sales in 2001. In March 2001 we began direct promotion, or face-to-face sales calls, of Hexalen(R) capsules and Mylocel(TM) tablets. With these product additions, our specialty sales organization markets products to the majority of the oncologist universe, including radiation oncologists, medical oncologists and hematology oncologists. We acquired the Hexalen capsules business in November 2000. Hexalen capsules are a second-line chemotherapy for ovarian cancer patients who are refractory to first-line therapies. We are marketing Mylocel tablets under a distribution agreement that is scheduled to terminate in April 2002. We also sell Didronel(R) IV Infusion, which is approved for the treatment of elevated blood calcium in late-stage cancer patients.

The following table summarizes the principal indications and commercial rights for both our currently marketed products and products currently under development. The table excludes Mylocel tablets, a cancer chemotherapy, which we market under an arrangement that is expected to conclude in April 2002.

---------------------------------------------------------------------------------------------------------------------
      Products                Principal Indications                   Status                Commercial Rights
      --------                ---------------------                   ------                -----------------
   Salagen Tablets          o Symptoms of radiation-          o Currently  marketed       U.S.: MGI
                              induced dry mouth                                           Europe: Novartis
                              in head and neck cancer                                     Canada: Pharmacia
                              patients
                            o Dry mouth, plus dry             o Currently marketed        Rest of World: Various other
                              eyes outside the U.S., in                                   partners
                              Sjogren's syndrome patients
---------------------------------------------------------------------------------------------------------------------

    Hexalen capsules        o Ovarian cancer                  o Currently marketed        U.S.: MGI
                                                                                          Outside U.S.: Various partners
---------------------------------------------------------------------------------------------------------------------
    Didronel IV infusion    o Cancer-related hypercalcemia    o Currently marketed        U.S.: MGI
---------------------------------------------------------------------------------------------------------------------

    Palonosetron            o Chemotherapy-induced            o Phase 3 analysis          U.S. and Canada: MGI
                              nausea and vomiting
---------------------------------------------------------------------------------------------------------------------

    Irofulven               o Multiple cancers                o Phase 2 and Phase 3       Outside Japan: MGI
                            o Combination therapy             o Phase 1                   Japan: Dainippon
---------------------------------------------------------------------------------------------------------------------
    Other Acylfulvene       o Various cancers                 o Preclinicals              Outside Japan: MGI
    Analogs                                                                               Japan: Dainippon
---------------------------------------------------------------------------------------------------------------------
    MG98                    o Renal cell cancer               o Phase 2                   North America: MGI
                            o Myelodysplasia and acute        o Phase 1/2
                              myelogenous leukemia
---------------------------------------------------------------------------------------------------------------------
    DNA Metase Inhibitors   o Various cancers                 o Preclinicals              North America: MGI
---------------------------------------------------------------------------------------------------------------------

Business Strategy

Our goal is to become a leading oncology-focused pharmaceutical company serving well-defined markets. The key elements of our strategy are to:

     o Seek Approval of and Commercialize Palonosetron for Chemotherapy-induced Nausea and Vomiting. Patient treatment has concluded in Phase 3 trials. Data analysis and preparation of the NDA for the prevention of CINV using a single injection of palonosetron is now occurring with anticipated submission in the third quarter of 2002. If approved for marketing, palonosetron will compete in the approximately $1 billion 5-HT3 antagonist market in North America. The advent of 5-HT3 antagonists in 1991 has revolutionized the management of CINV, resulting in increased treatment compliance and patient comfort. Our direct sales and marketing organization would commercialize palonosetron in the United States.

     o Develop and Commercialize Irofulven for Various Cancers. A substantial portion of our efforts over the next several years will be devoted to the further development, regulatory approval and commercialization of irofulven for the treatment of various cancers. Initially we are seeking to develop irofulven for cancers or sub-populations of certain types of cancers which cause a high mortality rate, such as refractory cancers, for which we believe irofulven could most quickly be developed and approved for marketing. In addition, we plan to investigate irofulven's efficacy in combination with other cancer therapies. We further intend to perform clinical trials to evaluate irofulven in non-refractory cancer patients, with a goal of broadening irofulven's uses. We plan to focus our direct sales and marketing efforts for irofulven within the United States and to rely on partners to commercialize it in other countries.

     o Expand Our Oncology Sales and Marketing Efforts in the United States. Our 60-person specialty sales organization is focused on marketing our products to oncology and rheumatology physician specialists in the United States, where we currently have full product rights. We target these therapeutic areas because their physician populations are relatively small in number and generally concentrated in urban areas. During FDA review of our two late-stage product candidates, we plan to expand our specialty sales organization, ultimately to over 100 people. This would allow us to reach the oncology universe with a frequency that is considered optimal by industry standards.

     o Collaborate with Other Parties Outside the United States. Outside the United States, we pursue strategic collaborations with pharmaceutical and biotechnology companies to develop and commercialize our current products and product candidates when we have international product rights.

     o Selectively Add to Our Product Portfolio through Product Acquisitions and Co-promotion Arrangements. We seek to selectively expand our product portfolio through product acquisitions or co-promotion arrangements of complementary products. We focus on currently marketable pharmaceutical products or product candidates for which we believe we can most effectively add value through application of our two core competencies: (i) oncology sales and marketing and (ii) oncology product development. Through this strategy, we seek to diversify and manage clinical development risk, since these product candidates have generally progressed beyond the initial discovery stage and passed preliminary toxicity testing, and have often demonstrated early stage efficacy in early human clinical studies.

     o Leverage Development and Commercialization Efforts through Outsourcing. To reduce overhead, control expenses and maintain strategic flexibility, we contract with third parties for a number of business activities, including preclinical studies and clinical trials, product formulation, product manufacturing and product distribution. By using contract manufacturers to produce our current products, which require relatively small and infrequent production runs, we limit our investment in facilities and equipment and can better manage the risks involved in pharmaceutical manufacturing. Similarly, by contracting with third parties to perform certain research and development tasks needed to bring our products to market, we reduce internal expenses and risks associated with owning a research facility and retain flexibility to allocate resources to various external contractors as development program needs evolve. We expect to continue to contract with third parties until it is economical to add such capabilities internally.

Cancer Overview

According to the American Cancer Society, or ACS, there are approximately 1.3 million new cases of cancer diagnosed in the United States each year. Cancer is the second leading cause of death in the United States and was projected to result in approximately 556,000 deaths in the United States in 2002.

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

     o radiation therapy--the use of high energy particles or waves, such as x-rays or gamma rays, to destroy or damage cancer cells; and

     o chemotherapy--the use of drugs to damage or kill cancer cells. Systemic chemotherapy uses cancer therapy drugs that are usually administered intravenously or orally. These drugs enter the bloodstream and can potentially reach all areas of the body, which can make this treatment especially useful for cancer that has spread.

A cancer patient often receives a combination of treatments depending upon the type and progression of the disease. While surgery attempts to remove the cancer from the patient and radiation attempts to kill the cancer cells, there are significant limitations of, and complications associated with, these cancer treatments that result in high rates of treatment failure due primarily to metastasis and dose-limiting severe side effects. Chemotherapeutic agents attempt to address the limitations of surgery and radiation, which are local treatments, by interfering with the replication of cancer cells that may have spread to distant sites in the patient. In addition to treatment of their cancer, cancer patients often need supportive care. Examples include treatment of chemotherapy-induced nausea and vomiting, pain control or stimulation of blood cell growth.

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

Because different chemotherapeutic agents may target different cellular processes required for DNA replication and cell division or of apoptosis, chemotherapeutic agents are often used in combination to maximize tumor cell death or inhibition of growth, while more effectively managing the side effect profile of the individual agents. Agents that specifically induce apoptosis or interfere with DNA replication or cell division in novel ways are therefore excellent candidates to be used in combination with existing chemotherapy agents.

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


Developed Products

Salagen Tablets for the Symptoms of Xerostomia and Sjogren's Syndrome

Head and neck cancer

Although often effective in treating primary tumors, head and neck radiation therapy can permanently damage a patient's salivary glands, resulting in xerostomia, a significant, chronic reduction of saliva production. Patients using Salagen Tablets (pilocarpine hydrochloride) for radiation-induced dry mouth typically take one tablet three times per day during the course of radiation therapy, approximately six to eight weeks, and then take it indefinitely to treat the residual dry mouth symptoms that follow radiation therapy.

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

The FDA awarded us orphan drug status for Salagen Tablets in 1994 as a treatment for the symptoms of xerostomia induced by radiation therapy in head and neck cancer patients and in 1998 for the symptoms of dry mouth associated with Sjogren's syndrome. Our orphan drug protection for Salagen Tablets expired in March 2001 for the treatment of symptoms of radiation-induced xerostomia in head and neck cancer patients and will expire in 2005 for the Sjogren's syndrome indication. Expiration of our orphan drug protection for Salagen Tablets, may result in competition from manufacturers of generic versions of Salagen Tablets.

Hexalen Capsules for Ovarian Cancer

In November 2000, we purchased worldwide rights to Hexalen (altretamine) capsules from MedImmune Oncology, Inc. Hexalen capsules are an orally administered chemotherapy that is approved as a second-line treatment of ovarian cancer. Hexalen capsules are approved for the treatment of ovarian cancer in 21 countries including the United States. Sales of Hexalen capsules in the United States increased over 50 percent to $2.6 million in 2001 as compared to 2000.

In the two trials that were the primary basis for its approval in the United States, Hexalen capsules were administered as a single agent for 14 or 21 days of a 28-day cycle. In the 51 patients with measurable or evaluable disease, there were seven complete responses and two partial responses for an overall response rate of 18 percent. The duration of these responses ranged from two months in a patient with a palpable pelvic mass to 36 months in a patient who achieved a complete response. In some patients, tumor regression was associated with improvement in symptoms and performance status. Side effects of Hexalen capsules are comparable to those seen with other approved chemotherapies and include mild to moderate bone marrow suppression, nausea and vomiting, and peripheral sensations of touch.

A more recent trial in 97 ovarian cancer patients, which was published in Gynecologic Oncology 82, investigated the ability of six months of treatment with Hexalen capsules to extend survival following achievement of a complete response with front-line therapy. At two years following completion of front-line therapy, patients in this trial demonstrated a higher survival rate compared to that seen in earlier trials. The authors concluded that a randomized, controlled trial should be conducted to confirm this result and expand the evaluation of Hexalen capsules for this specific method of use. We are evaluating the design and our involvement in this proposed trial.

Didronel IV for Cancer-Related Hypercalcemia

Didronel IV infusion is used to treat cancer-related hypercalcemia, or elevated blood calcium, which is the most common life-threatening metabolic disorder associated with cancer. Didronel IV infusion is a member of the bisphosphonate class of compounds. It acts to slow the turnover or dissolving of bone, also known as bone resorption. Elevated blood calcium causes mental confusion, nausea and vomiting, loss of kidney function, and, if left untreated, death. The condition affects up to 20 percent of all cancer patients sometime during the course of their disease, but appears to be most prevalent with tumors that have metastasized to bone, usually myeloma and breast tumors.

Products Under Development

The following table summarizes the status of ongoing development of palonosetron, irofulven, other acylfulvene analogs, MG98 and DNA methyltransferase inhibitors:

-----------------------------------------------------------------------------------------------------------
Product             Indication                                Status                Sponsor
-------             ----------                                ------                -------
Palonosetron        Chemotherapy-induced                      Phase 3 Analysis      Helsinn
                       Nausea and Vomiting

Irofulven           Pancreatic Cancer--Advanced               Phase 3               MGI PHARMA

                    Ovarian Cancer--Refractory and            Phase 2               MGI PHARMA
                    Recurrent

                    Prostate Cancer--Hormone                  Phase 2               MGI PHARMA
                    Refractory (with and without steroid)

                    Liver Cancer--Inoperable                  Phase 2               MGI PHARMA

                    Breast Cancer--Metastatic                 Phase 2               National Cancer
                                                                                    Institute

                    Glioma                                    Phase 2               MGI PHARMA
                                                                                    and NCI

                    Combination Study with Camptosar(R)       Phase 1               MGI PHARMA
                    Combination Study with Gemzar(R)          Phase 1               MGI PHARMA
                    Combination Study with Taxotere(R)        Phase 1               MGI PHARMA
                    Combination Study with Cisplatin          Phase 1               MGI PHARMA

Other Acylfulvene
Analogs             Various Cancers                           Preclinical           MGI PHARMA

MG98                Myelodysplasia and Acute Myelogenous      Phase 1/2             MGI PHARMA
                    Leukemia
                    Renal Cell Cancer                         Phase 2               NCI, Canada

DNA Metase          Various Cancers                           Preclinical           MGI PHARMA/
Inhibitors                                                                          MethylGene
-----------------------------------------------------------------------------------------------------------

Palonosetron for Chemotherapy-induced Nausea and Vomiting

Palonosetron is our most advanced product candidate. In April 2001, we obtained from Helsinn Healthcare S.A., exclusive license and distribution rights for palonosetron in the United States and Canada. Palonosetron is a potent, selective 5HT3 receptor antagonist with an extended half-life under development for the prevention of chemotherapy-induced nausea and vomiting, or CINV. A Phase 3 registration trials program concluded in early 2002 and an NDA is expected to be submitted to the U.S. Food and Drug Administration, or FDA, in the third quarter of 2002. CINV is estimated to occur in up to 85 percent of cancer patients treated with chemotherapy and can result in delay or even discontinuation of treatment. The advent of 5HT3 receptor antagonists in 1991 has revolutionized the management of CINV. Palonosetron will potentially be launched by MGI PHARMA into the growing $1 billion North American 5HT3 receptor antagonist market.

Based on preclinical studies we believe that palonosetron:

     o is highly selective for the 5HT3 receptor and has a higher binding affinity for this receptor than currently marketed 5HT3 receptor antagonists,

     o    is more potent than currently marketed 5HT3 receptor antagonists, and

     o has demonstrated a plasma elimination half-life of almost 40 hours, which is more than three times longer than any currently marketed 5HT3 receptor antagonists.

Clinical development of palonosetron

In a randomized, double blind Phase 2 dose ranging trial conducted at multiple sites throughout the U.S., the safety and efficacy of single intravenous doses of palonosetron were evaluated in patients undergoing highly emetogenic chemotherapy. Cancer patients undergoing highly emetogenic chemotherapy have the highest likelihood of experiencing severe nausea and vomiting.

In this Phase 2 trial, several groups of patients, each group receiving a different dose of palonosetron, were evaluated over seven days for a complete response, defined as no vomiting and no rescue medication, after receiving highly emetogenic chemotherapy. Based upon the results of this Phase 2 trial, the Phase 3 trials program was developed, discussions were held with the U.S. FDA, and Phase 3 clinical trials were then initiated in the first half of 2000. This clinical trials program, which completed in early 2002, enrolled approximately 1,700 patients in several well-controlled, blinded trials comparing palonosetron to currently available 5HT3 receptor antagonists.

Given the results of the Phase 2 trial and the profile of palonosetron, efficacy in the Phase 3 trials was assessed over days 2 through 5, in addition to the primary efficacy measure of complete response during the 24-hour period after the start of chemotherapy. The most frequent adverse events associated with palonosetron are similar to those seen with other 5HT3 receptor antagonists and include headache and constipation.

Irofulven for Chemotherapy Treatment

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

     o has demonstrated activity against tumors that are known to be resistant to other cancer therapies; and

     o has a side effect profile that makes it potentially useful for use in combination with existing cancer therapies.

Mechanism of action studies have indicated that irofulven is rapidly taken up by sensitive tumor cell types where it reacts with tumor cell DNA and protein targets in a novel manner, producing rapid inhibition of DNA synthesis and DNA lesions that are difficult for the tumor cell to repair. The initiation of DNA damage by irofulven begins tumor selective apoptosis that ultimately causes cell death. Clinical trials will determine whether the differential effect of irofulven on tumor cells compared to healthy cells can lead to important clinical benefit. We further believe that irofulven could be the first of a series of acylfulvene analogs that merit development as cancer therapies.

We believe that irofulven has a unique mechanism of action that makes it well-suited for study in refractory patient populations and in combination with other cancer therapies. Preclinical data and early clinical data demonstrate irofulven's activity against tumors that are known to be resistant to other therapies. Preclinical studies have also demonstrated the additive or synergistic effect of irofulven with a number of marketed cancer therapies. Furthermore, to date, irofulven has demonstrated a differentiated side effect profile relative to certain marketed cancer therapies, which we believe adds to the prospect of irofulven combining well with these cancer therapies. Therefore, we believe that pursuing multiple development paths for irofulven is warranted in different refractory cancers and in combination with other cancer therapies. Preclinical toxicology studies in rats and dogs and initial clinical data from the dosing of over 800 cancer patients with irofulven have demonstrated that irofulven is generally well tolerated as a chemotherapeutic compound and it has reversible side effects. The primary dose-limiting side effect has been bone marrow suppression, or depleted blood platelet counts. Other drug-related side effects have been nausea, vomiting, visual disturbances and fatigue. Bone marrow suppression has been controlled through dose adjustments or treatment delays to allow recovery of blood platelet counts. Nausea and vomiting are prophylactically controlled with standard, currently available treatments. Visual disturbances and fatigue are managed by dose adjustments and generally reverse shortly after discontinuation of treatment.

One method of identifying cancer therapy targets for further human trials is to conduct preclinical tests on mice that have been implanted with human, solid tumors. Testing of irofulven in these disease models has demonstrated dose-related anti-cancer activity, including an increase in survival and tumor regressions in the following types of cancers:

         o     Prostate                      o     Gastric
         o     Ovarian                       o     Breast
         o     Pancreatic                    o     Melanoma
         o     Non-small Cell Lung           o     Small Cell Lung
         o     Colon                         o     Head and Neck
         o     Rhabdomyosarcoma              o     Neuroblastoma
         o     Glioma

An investigational new drug application for irofulven was submitted to the FDA in September 1995 and Phase 1 human safety testing was initiated in December 1995. Phase 1 clinical trials are conducted in small patient populations and are generally not designed to measure efficacy. In October 1997, we initiated a second Phase 1 trial to evaluate the effect of longer infusion times. Both initial Phase 1 trials completed enrollment in 1998 after establishing a maximum tolerated dose level and a recommended dosing regimen for the initial Phase 2 trials.

The investigators participating in our initial Phase 1 trials also observed anti-cancer activity. Seven out of a total of 32 patients who received daily treatments at a dose between 8 and 18 mg/m2 in these trials demonstrated anti-cancer responses to irofulven.

In late 1999, we initiated a Phase 1 dose optimization trial using intermittent or weekly dosing in patients with malignant solid tumors that were refractory to anti-cancer treatment or for which no standard treatment exists. In this challenging patient population, greatly improved acute treatment tolerance was observed compared to the five consecutive day dosing schedule used to initiate our Phase 2 trials program. In addition, comparable dose intensity was achieved and evidence of anti-cancer activity was observed in this trial. Based on these results and consultation with our panel of outside oncology experts, an every other week dosing schedule will generally be used in ongoing and future trials.

We have tested irofulven in a variety of Phase 2 solid tumor trials. We chose to investigate pancreas, ovary, prostate, liver and glioma cancers because:

     o these cancer types have significant mortality and morbidity associated with them;

     o    current therapies are inadequate;

     o there was noticeable anti-cancer response in our preclinical studies or clinical trials;

     o clinical trials for pancreas, liver and glioma cancers tend to be of a relatively short duration; and

     o product candidates for these indications may qualify for expedited regulatory review.

Anti-cancer activity by irofulven has been observed in each of these trials, including objective tumor shrinkage in pancreas, ovary, prostate and liver cancers.

To obtain marketing approval for irofulven in the United States, pivotal registration trials will need to be successfully completed and submitted to the FDA. Phase 3 trials typically use survival as the primary end point, compared to a randomly determined control group, and have a higher number of enrolled patients than in earlier phases. Our initial pivotal registration trial with irofulven is for the treatment of refractory pancreatic cancer.

Irofulven for pancreatic cancer

Pancreatic cancer is the initial target in our registration strategy for irofulven. Pancreatic cancer is the fifth most common cause of cancer-related death in the United States. It is an aggressive disease that has few effective treatment options. The ACS estimates that 30,300 new cases of pancreatic cancer will be diagnosed in the United States in 2002, out of an estimated 170,000 new cases worldwide. The death rates for pancreatic cancer are virtually equal to the incidence rates. Currently, the most common treatment, or standard of care, is chemotherapy with the drug Gemzar, which was approved by the FDA in 1996.

In December 1998 we initiated a 53-patient, multi-center Phase 2 trial with irofulven for the treatment of pancreatic cancer patients utilizing the dosing regimen established in our initial Phase 1 trials. To qualify for this clinical trial, patients were refractory to Gemzar, the current standard of care. Once patients become refractory to Gemzar, they have few remaining treatment options and their median survival is normally less than three months. The primary endpoint of our trial was six-month survival with secondary endpoints being objective tumor response, time to tumor progression, and quality of life measures.

Treatment of the 53 patients enrolled in this Phase 2 clinical trial is complete and key results are as follows:

     o    ten patients achieved the primary endpoint of six-month survival;

     o one patient experienced 100 percent shrinkage of measurable disease in the pancreas that lasted over four months before discontinuing treatment due to the detection of a metastatic tumor;

     o one patient experienced a confirmed partial response with reduction in tumor size of more than 50 percent;

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

In late 2000, we held discussions with the FDA in preparation for a pivotal Phase 3 trial with irofulven. Based on these discussions and our review of results from our clinical trials of irofulven, we began a Phase 3 trial of irofulven for treating refractory pancreatic cancer patients in February 2001. Initiation of this trial was based on Phase 2 results in pancreatic cancer patients, improved acute tolerance with every other week dosing of irofulven seen in the dose optimization trial, and discussions with the FDA and our panel of outside oncology experts. The Phase 3 trial is a randomized, multi-center, international trial in advanced-stage pancreatic cancer patients whose disease progressed after treatment with Gemzar, the current standard-of-care treatment. Overall survival times, the primary end point in this Phase 3 trial, will be compared following treatment with irofulven to 5-FU. Two patients will be randomized into the irofulven treatment arm for every patient enrolled in the 5-FU control arm. Enrollment of the approximately 300 patients needed in this trial is targeted to occur during the second half of 2002, which could allow for submission of a new drug application with the FDA in the first half of 2003, assuming favorable trial results.

Irofulven Combination trials

We believe that an advantage of combination therapy is the potential to achieve better anti-cancer benefit with an acceptable side effect profile compared to either agent used as single agents. Because irofulven has a unique mechanism of action, retains activity against tumors that are known to be resistant to other cancer therapies and in preclinical trials demonstrated additive or synergistic effects in combination with a number of marketed chemotherapies, we plan to conduct drug combination trials with irofulven. The first clinical step in exploring combination therapy with irofulven is to conduct Phase 1, dose ranging, trials with the goal of determining the maximum tolerated dose of both drugs together. We are currently conducting four dose-ranging trials of irofulven in combination with each of Camptosar, Gemzar, Taxotere and cisplatin that may lead to Phase 3 trials. Data from these trials will be evaluated to determine whether further drug combination development is warranted. Phase 3 drug combination trials could be an avenue for evaluating an irofulven combination regimen compared to current front-line chemotherapy regimens.

NCI clinical trials

Under a 1996 Clinical Trials Agreement with us, the NCI is sponsoring and overseeing, at its own expense, a clinical trials program using irofulven in its network of designated cancer centers and other institutions. We have agreed to provide drug product for all of these trials and we will have access to any resulting data. We intend to utilize the results from these and previous trials to understand further the safety of irofulven as well as evaluate the potential expansion of irofulven's label into additional refractory solid tumor types. The NCI has sponsored two Phase 1 and eleven Phase 2 trials with irofulven in a range of solid tumor cancers and leukemias. Three Phase 2 trials are ongoing.

Other acylfulvene analogs

In addition to irofulven, we have obtained license rights to acylfulvene analogs. The synthesis and the initial biological testing of over 100 of these analogs were performed at the University of California, San Diego (UCSD). At UCSD, both in vitro and in vivo anti-tumor activity has been demonstrated for a significant number of the acylfulvene analogs. Further testing by the NCI of some of these analogs has confirmed broad spectrum anti-tumor activity. The broad-spectrum anti-tumor activity of the acylfulvene analogs suggests that this class of compounds has the potential to produce additional clinical development candidates. We are currently evaluating these analogs for further preclinical development.

MG98 and Small Molecule DNA Methyltransferase Inhibitor Programs

MethylGene Inc.

In August 2000, as part of our strategy to expand our portfolio of marketed and development stage anti-cancer products, we entered into an exclusive license, research and development agreement with MethylGene for North America rights to its proprietary anti-cancer product candidate MG98 and its DNA methyltransferase small molecule inhibitor program. Included within our license rights is a United States patent that has issued on a method for reversing the tumor-causing state of a cell by administering an agent that corrects an aberrant methylation pattern in the DNA of the cell. MethylGene is a chemistry-driven, rational drug design and development company focused on the inhibition of enzyme targets that are associated with disease. It pursues two approaches to enzyme inhibition: rationally designed mRNA inhibitors that block the production of enzymes and rationally designed small molecule inhibitors that block the activity of enzymes.

DNA Methylation

DNA methylation, the attachment of a small molecule known as a methyl (CH3) group to DNA, affects which genes will be expressed. DNA methyltransferase is an enzyme that is vital to controlling the methylation of DNA and therefore regulation of gene expression. This process normally occurs in a controlled manner within cells. However, in certain circumstances, over-production of DNA methyltransferase can lead to hypermethylation of DNA and improper gene expression. For example, if tumor suppressor genes are hypermethylated, expression of these genes is turned off and cancer may progress.

Hypermethylation of tumor suppressor genes has been implicated in cancer progression for a wide variety of human cancers. While the incidence of tumor suppressor gene methylation can vary widely, significant methylation has been observed with certain types of head and neck, renal, acute myelogenous leukemia, breast, colorectal, lung and prostate cancers and myelodysplastic syndrome. In preclinical testing, MethylGene has demonstrated that blocking the production or activity of DNA methyltransferase reduces DNA methylation of several important tumor suppressor genes, resulting in the re-establishment of gene expression and the loss of tumor-like characteristics in cells.

MG98 Program

MG98 is a novel mRNA-based approach to inhibiting gene expression of the nuclear enzyme DNA methyltransferase by blocking the production of DNA methyltransferase. Due to the precise interaction with a specific piece of mRNA, mRNA inhibitors are highly selective, thus minimizing side effects. Using mRNA-based approaches to treat diseases has been an area of active development by other investigators for a number of years in 1998, the FDA approved the first mRNA inhibitors for human use against cytomegalovirus infections. There are currently several human clinical trials of mRNA inhibitors ongoing throughout the world targeting cancers, inflammatory processes and infectious agents.

Based on preclinical studies and Phase 1 clinical data, we believe that MG98:

     o binds to DNA methyltransferase mRNA and inhibits subsequent production of protein in a dose dependent manner;

     o    allows tumor suppressor genes to restore cell growth regulation; and

     o    can inhibit the growth of human tumors.

Clinical Development of MG98

In two Phase 1 clinical trials conducted by MethylGene, 27 cancer patients refractory to standard therapy received MG98. Phase 1 clinical trials are conducted in small patient populations and are generally not designed to measure efficacy. However, investigators participating in one of the Phase 1 clinical trials have observed anti-cancer activity in one patient.

A Phase 2 trial with MG98, in head and neck cancer patients recently concluded and data from the trial is being analyzed. A Phase 2 trial with MG98 in renal cancer patients is ongoing. Phase 2 trials are designed to determine efficacy in a defined disease state, generally in a moderate number of patients. A trial was recently initiated with MG98 in advanced myelodysplastic syndrome (MDS) or relapsed/refractory acute myelogenous leukemia (AML) patients. This trial shares characteristics of Phase 1 trials in that it will assess the safety and define the optimal effective dose of MG98. The trial also shares characteristics of Phase 2 trials in that it will document both biological and clinical effects in this defined patient group. MDS is a group of stem cell disorders that may result in substantial reductions in blood cells and may evolve into AML. Data from these trials will be evaluated to determine future development plans for MG98.

To date, MG98 has been well tolerated and has occasionally caused the following reversible side-effects: fatigue, anorexia, fever, chills and elevated liver enzymes. Generally, patients who have withdrawn from the trials have done so due to progressive disease.

In preclinical testing, MG98 has demonstrated additive or synergistic effects when combined with other chemotherapies. Combination use of MG98 could be an important area of investigation given the prospect that the well tolerated MG98 could slow or stop the growth of tumors while chemotherapy could then reduce or eliminate the remaining tumor cells. Investigation will continue into likely combinations for initiation of potential drug combination trials with MG98.

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

Sales and Marketing

We currently promote our products in the United States directly to radiation oncologists, select medical oncologists, hematology oncologists, rheumatologists and internal medicine physicians, and other physician specialists using our 60-person sales organization, which includes 47 sales representatives, each assigned to a geographic territory. Our sales organization will continue to be used to promote our current and future oncology products in the United States.

In addition, we have an in-house marketing, manufacturing and commercial management staff of 23 persons who support our commercial activities. We use a variety of marketing programs to reach our targeted audiences, including distribution of product-specific brochures in face-to-face meetings and direct mailings, exhibits at select medical meetings and journal advertising. Our sales and marketing organizations are highly trained and experienced.

We use international partnerships to commercialize our products outside the United States. We currently have agreements with Novartis Ophthalmics AG (formerly CIBA Vision AG), Kissei Pharmaceutical Co., Ltd. and Pharmacia Corporation to develop and commercialize Salagen Tablets for the European, Japanese and Canadian markets, respectively. Under these agreements, we receive payments based on product sales and development milestones depending on the territory. We also have distribution agreements for Salagen Tablets in Israel, Korea and Singapore, Taiwan, Hong Kong and Colombia. We receive payments based upon product sales in these territories.

Research and Development

We maintain active drug development programs for all of our new drug candidates and commercialized products. Current drug development efforts are primarily focused on irofulven and MG98, plus licensing payments for palonosetron are recognized as research and development expense. We are also participating in post-marketing studies to support the continuing commercialization of Salagen Tablets and Hexalen capsules. Our research and development expenses increased from 1999 through 2001 due to the expanding clinical trial program for irofulven and MG98, plus expenses related to the new license agreements with Helsinn and MethylGene. We anticipate that our research and development expenses will continue to increase over the next several years as we pursue multiple development paths for irofulven and the development of palonosetron, MG98 and other product candidates.

We have incurred significant research and development costs in the past and believe that substantial capital resources will be required to support current and future development programs. We spent approximately $6.7 million in 1999, $17.2 million in 2000 and $36.1 million in 2001 on research and development. In recent years, from 50 to 80 percent of our research and development expense was attributable to contracts with third parties. Approximately 80 percent of our research and development expense in 2001 was attributable to third party services, license fees or FDA user fees. Funding for research and development is expected to come from internally generated funds, joint ventures, strategic alliances or other sources of capital, including equity or debt offerings. We may also seek product acquisitions in order to expand our development pipeline.

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

We expect to continue to contract with third parties until it is necessary and economical to add these capabilities internally. As of February 19, 2002, we employed 56 persons in research and development, regulatory affairs and product formulation.

International Alliances

Dainippon Pharmaceutical Co., Ltd.

In October 1995, we entered into a development and commercialization license payments agreement with Dainippon under which we granted an exclusive license to Dainippon to develop and commercialize acylfulvenes, including irofulven, in Japan. Dainippon granted back to us an irrevocable, exclusive, royalty-free license allowing us to use any technology or data developed by Dainippon relating to the acylfulvenes. If a resulting product has not been launched in Japan by October 2005, we may terminate the license unless Dainippon elects to make license continuation payments on a quarterly basis. Dainippon paid us initial and continuing quarterly milestone payments totaling $11.1 million through April 2000. Also under the terms of the agreement, from April 2000 through December 31, 2001, $3.8 million in deposit payments were paid by Dainippon, with the remaining $0.5 million deposit paid in January 2002. Our repayment is due upon receipt of initial marketing approval in Japan. Dainippon may elect to receive the deposit repayment in cash, as a credit toward delivery of bulk drug substance or in shares of our common stock. Dainippon also agreed to pay us a portion of any non-royalty payments made by a sublicensee to Dainippon. Unless terminated earlier by the parties for cause or by mutual agreement, the term of the agreement is for the term of our patents in Japan, or ten years from the date of the last regulatory approval in Japan, whichever is later. Thereafter, the agreement automatically renews for additional one year periods. Dainippon may terminate the agreement before receipt of marketing authorization upon six months prior written notice, or after receipt of marketing authorization for competitive reasons upon one year prior written notice.

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

Kissei Pharmaceutical Co., Ltd.

In December 1994, we entered into a license agreement with Kissei under which we granted to Kissei an exclusive, royalty-bearing license to develop and commercialize Salagen Tablets in Japan. Kissei is currently conducting its pivotal clinical program of Salagen Tablets for the symptoms of radiation-induced xerostomia in head and neck cancer patients. Kissei granted back to us an irrevocable, non-exclusive, royalty-free license allowing us to use any technology or data developed by Kissei relating to Salagen Tablets. Kissei paid us an initial license fee upon execution of the agreement and agreed to pay us additional milestone payments. Through December 31, 2001, we have received an aggregate of $2.5 million in license fees and milestone payments under the agreement. There are no additional milestone payments due under the agreement. In addition, Kissei agreed to pay us royalties equal to a certain percentage of net sales revenues, subject to annual minimum requirements. Unless earlier terminated by the parties for cause or by mutual agreement, the term of the agreement is for ten years from the date Salagen Tablets are launched in Japan. Thereafter, the agreement automatically renews for additional one year periods.

Novartis Ophthalmics AG (formerly CIBA Vision AG)

In April 2000, we entered into a license agreement with Novartis under which we granted Novartis an exclusive, royalty-bearing license to develop and commercialize Salagen Tablets in Europe, Russia and other European countries. Novartis granted to us an irrevocable, non-exclusive, royalty-free license allowing us to use any technology or data developed by Novartis relating to Salagen Tablets. Simultaneous with this agreement, the previous agreements with Chiron B.V. for Salagen Tablet rights in Europe were terminated. Through December 31, 2001 Novartis paid us $1.5 million of net license fees upon completion of transfer activities. Additional milestone payments may be received if specified sales targets are achieved. Further, Novartis agreed to pay us royalties equal to a percentage of net sales revenues. Unless earlier terminated by the parties, the term of the agreement is for 12 years and may be extended for additional two-year periods.

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

Technology In-licensing Agreements

Acylfulvenes, Including Irofulven

In August 1993, we entered into an exclusive license agreement with the Regents of the University of California. Under the agreement, the university granted to us an exclusive, worldwide, royalty-bearing license for the commercial development, manufacture, use and sale of acylfulvene analogs, methods of synthesizing acylfulvene analogs and methods of treating tumors using acylfulvene analogs. We have been developing irofulven under this license. We paid the university an initial license fee upon execution of the agreement and agreed to pay license maintenance fees on each anniversary of the execution of the agreement until we submit the first new drug application relating to the analogs to the FDA. In addition, we make development milestone payments prior to commercialization of the product. We have also agreed to pay royalties on annual net sales revenues, subject to annual minimum requirements. Through December 31, 2001, we have made approximately $750,000 in cash payments to the university under this agreement. Unless earlier terminated by the parties, the term of the agreement extends until the later of: (a) the expiration of the last-to-expire patent we have licensed; or (b) ten years from the date of the first commercial sale of products developed from the acylfulvene analogs.

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

Through the time of the initial regulatory approvals in the United States and Canada, the initial and milestone cash payments would aggregate approximately $16 million for each of the two development programs. Unless earlier terminated by the parties, the term of the agreement extends until the later of: (a) the expiration of the last-to-expire patent we have licensed; or (b) ten years from the date of the first commercial sale of any licensed product. Simultaneous with the execution of the license agreement, we entered into a stock purchase agreement and have invested the $6.8 million required by this agreement.

Palonosetron

In April 2001, we obtained the exclusive North American license and distribution rights for palonosetron from Helsinn Healthcare SA. Palonosetron is a 5-HT3 antagonist with an extended half-life for the prevention of chemotherapy-induced nausea and vomiting which has completed its Phase 3 clinical trials.

Under the terms of the agreement, we made $11 million in upfront payments. These upfront fees were funded using the $5 million deposit made upon the execution of the letter of intent in October 2000, $3 million in cash paid in April 2001, and $3 million of our common shares delivered in April 2001. An additional $2 million milestone was paid in October 2001. An additional $25 million in milestone payments will become payable upon achievement of underlying development objectives, including marketing approval of palonosetron in the United States. Under the terms of the agreement, we placed $4 million into an escrow account to fund the next milestone payment. Helsinn will continue to fund and conduct development of palonosetron.

Mylocel Tablets

In January 2001, MGI entered into an agreement with Barr Laboratories, Inc. for the exclusive marketing and distribution rights for Mylocel(TM) (hydroxyurea) tablets in the United States. Mylocel tablets are approved for the treatment of melanoma, resistant chronic myelocytic leukemia, and recurrent, metastatic, or inoperable carcinoma of the ovary. MGI began marketing and distributing Mylocel tablets in March 2001. Under the terms of the agreement, Barr Laboratories receives royalty payments based upon the product contribution derived from MGI's sale of product. MGI gave notice to terminate this agreement effective April 2002.

Hexalen Product Purchase Agreement

In November 2000, we purchased certain assets and assumed certain liabilities related to the Hexalen capsules business from MedImmune. Hexalen (altretamine) capsules are an orally administered cytotoxic drug that was approved for treatment of ovarian cancer in patients with persistent or recurrent disease following first-line therapy with Platinol and/or alkylating agent-based combination chemotherapy. Hexalen capsules are approved for the treatment of ovarian cancer in 21 countries including the United States. We purchased worldwide rights subject to existing distribution agreements outside the United States. The purchase price was $7.2 million payable over an eighteen-month period, of which $1.2 million remains payable at December 31, 2001, and royalties are due on net sales or distribution margin.

Co-Promotion Agreement

In July 1999, we entered into a co-promotion agreement with Pharmacia for the exclusive promotion and marketing of Azulfidine EN-tabs to the rheumatology market in the United States. Under the agreement, we could earn promotion revenue based on our ability to increase Pharmacia sales of Azulfidine EN-tabs. This agreement was terminated by mutual agreement in 2001. We did not recognize any promotional revenue under this agreement.

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

Manufacturing

We do not own or operate any facilities for the manufacture of our products or product candidates. Our marketed and development-stage pharmaceuticals are manufactured under agreements with third party manufacturers. Our manufacturing and quality assurance personnel authorize, audit and approve virtually all aspects of the manufacturing process. In-process and finished product inventories are analyzed through contract testing laboratories and the results are reviewed and approved by us prior to release for further processing or distribution. We intend to carry at least a six month supply of inventory of each of our marketable products as safety stock.

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

Hexalen Capsules

Pharmaceutical grade altretamine for the manufacture of Hexalen capsules is obtained from Heumann Pharma GmbH, a wholly owned subsidiary of Pharmacia, in Nurnberg, Germany. Heumann Pharma supplies the bulk active drug substance pursuant to an agreement that we assumed. Hexalen capsules finished product is currently manufactured pursuant to an agreement with AAI International in Wilmington, North Carolina, that we assumed. Absent written notice of termination by either party at least one year in advance of a renewal date, the term of the agreement is automatically renewed for annual periods on January 1 of each year.

Mylocel Tablets

Under the license and distribution agreement with Barr Laboratories for Mylocel tablets, Barr Laboratories is our sole supplier of product. MGI gave notice to terminate the agreement effective April 2002.

Didronel IV Infusion

Pharmaceutical grade etidronate disodium for the manufacture of Didronel IV infusion is obtained under a supply agreement with Procter & Gamble Pharmaceuticals, Inc. from OSG Norwich, Inc. in Norwich, New York. The agreement provides for automatic renewal for one-year terms unless either party gives written notice of termination at least 180 days prior to the end of each calendar year. Didronel IV infusion is currently manufactured at Akorn Inc. (formerly known as Taylor Pharmaceuticals, a unit of Akorn Inc.) in Decatur, Illinois. Ben Venue Laboratories, Inc., a unit of Boehringer Ingelheim Pharmaceuticals, Inc., is an approved alternate contract manufacturer of Didronel IV infusion at their facility in of Bedford, Ohio.

Development-Stage Pharmaceuticals

As a regular part of our business, we establish contract manufacturing arrangements for our development-stage pharmaceuticals. These arrangements include purchase orders, supply agreements and development-scale manufacturing contracts.

Palonosetron

Palonosetron, the active pharmaceutical ingredient, is manufactured by Helsinn Healthcare at their facility near Lugano, Switzerland. Helsinn is responsible for the worldwide requirements of both the active pharmaceutical ingredient and the finished drug product, a sterile formulation in a single-use vial. Palonosetron for injection, the finished clinical test article, is currently manufactured by SP Pharma, a unit of R.P. Scherer, the manufacturing division of Cardinal Healthcare, Inc., in Albuquerque, New Mexico.

Irofulven

In April 2000, we entered into a development agreement with Abbott Laboratories, Inc. for scale-up of the current fermentation process used to produce raw material for the production of irofulven. The agreement also gives Abbott the opportunity to demonstrate its ability to produce the raw material on a commercial scale. Irofulven is synthesized from the purified raw material produced by Abbott at Regis Technologies, Inc., Morton Grove, Illinois. Regis is an FDA-inspected manufacturer of intermediates and bulk active pharmaceutical ingredients and has successfully demonstrated synthesis of irofulven active pharmaceutical ingredient at commercial scale. Regis has the capacity to produce irofulven to meet our long-term worldwide requirements. Irofulven Injection, the sterile finished pharmaceutical dosage form is manufactured by SP Pharma in Albuquerque, New Mexico. SP Pharma is a unit of R.P. Scherer, the manufacturing division of Cardinal Healthcare, Inc. SP Pharma is capable of producing the finished packaged drug product, a liquid formulation in a single-use vial, at commercial scale in the quantities consistent with our long term production requirements for worldwide distribution. Clinical test articles are currently stored, labeled and distributed by McKesson BioServices, Inc. in Rockville, Maryland. McKesson and other contract distribution service providers have the demonstrated capability of servicing our warehousing and distribution needs for the commercial drug product in the U.S.

MG98

The manufacture of the MG98 oligonucleotide is performed under a contract between MethylGene Inc., Montreal, Quebec, Canada, and Boston Bioservices, Inc., a unit of Avecia with headquarters in the U.K., in Bedford, Massachusetts. We administer that contract and coordinate the production planning to assure timely delivery of the bulk active pharmaceutical ingredient and the manufacture and delivery of the finished clinical test article for use in both U.S. and Canadian clinical investigation sites. The sterile clinical test article is manufactured by SP Pharma in Albuquerque, New Mexico. SP Pharma is a unit of R.P. Scherer, the manufacturing division of Cardinal Healthcare, Inc.

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

Trademarks

We have obtained registration of the Salagen trademark in the United States and certain foreign jurisdictions. In addition, we have been assigned the Hexalen trademark in the United States and certain foreign jurisdictions and we use the federally registered Didronel IV trademark under a license with Procter & Gamble and the Mylocel trademark under a license with Barr Laboratories.

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

Cevimeline hydrochloride, owned by Snow Brand Pharmaceuticals, Inc. and marketed by Daiichi Pharmaceuticals in the United States, was approved in January 2000 by the FDA as a treatment for dry mouth symptoms associated with Sjogren's syndrome. This competing product had obtained less than 30 percent of the saliva producing drug market in the United States by the end of 2001. It is too soon for us to estimate what ultimate effect this competing compound will have on the overall size of the Sjogren's syndrome market and future demand for Salagen Tablets, but growth in sales of Salagen Tablets continued in 2001. A product marketed by MedImmune, Inc., amifostine, was approved in June 1999 by the FDA for reducing the incidence of radiation-induced dry mouth in post-operative head and neck cancer patients. Salagen Tablets are approved in part for the treatment of dry mouth symptoms resulting from radiation used to treat head and neck cancer patients. Due to the more restricted patient population for amifostine, as well as other factors such as price and invasive administration, we currently believe that amifostine will not have a significant impact on sales of Salagen Tablets. We are also aware of other products currently under development that could compete with Salagen Tablets.

The exclusivity period afforded by orphan drug status for Salagen Tablets as a treatment for symptoms of radiation-induced xerostomia in head and neck cancer patients ended in March 2001. Competitors could develop and introduce generic drugs comparable to Salagen Tablets, or drugs or other therapies that address the underlying causes of the symptoms that Salagen Tablets treat. There can be no assurance that we will be successful in our plan to gain product specific protection for each of our pharmaceuticals or that developments by others will not render our products noncompetitive or obsolete.

Hexalen capsules are approved in the United States for the treatment of ovarian cancer in patients with persistent or recurrent disease following first-line therapy with certain other chemotherapies. Other chemotherapies are also used for second-line treatment of ovarian cancer and are marketed by pharmaceutical companies with greater resources than we have. Further, competitors could develop and introduce generic drugs that are comparable to Hexalen capsules.

Upon approval to treat CINV, palonosetron would be the fourth 5-HT3 antagonist approved for marketing in the United States. The companies that market the other 5-HT3 antagonists have far greater resources than we have. Further, there is no certainty that the patent protection afforded palonosetron will be effective in keeping generic equivalents from entering the market.

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

The FDA has established mandatory procedures to regulate the manufacturing and testing process regarding the identity, strength, quality and purity of a product. Following initial formulation, the steps required before any new prescription pharmaceutical product may be marketed in the United States include
(1) preclinical laboratory and animal tests; (2) submission to the FDA of an investigational new drug application; (3) adequate and well-controlled clinical trials to establish the safety and efficacy of the drug; (4) submission of a new drug application to the FDA; and (5) FDA approval of the new drug application prior to any commercial sale.

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

A three-phase clinical program is usually required for FDA approval of a pharmaceutical product, unless "accelerated approval," is granted. Phase 1 clinical trials are conducted to determine the metabolism and pharmacologic action of the product plus assess the side effects associated with increasing doses of the product. Most Phase 1 trials are conducted with healthy volunteers. Phase 1 cancer trials are conducted with cancer patients. Following establishment of a recommended dose from Phase 1 testing, a Phase 2 clinical trial is conducted for dose-finding and to gain exploratory therapeutic evidence as to the safety and efficacy of the product among patients with the disease being studied. Phase 3 confirmatory therapeutic clinical trials are conducted on a broader patient population, including patients with multiple disease states and taking one or more medications, to provide sufficient data for the statistical evidence of safety and efficacy that are necessary to evaluate the overall benefit and risk relationship in a defined patient population. Phase 2 and Phase 3 trials are usually multi-center trials in order to achieve greater statistical validity and to have a broader patient population that is more representative of the population of the U.S. Phase 4 trials, or post-marketing trials, may be required under "accelerated approval" or to provide additional data on safety or efficacy.

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

The orphan drug provisions of the Federal Food, Drug, and Cosmetic Act provide incentives to drug and biologics manufacturers to develop and manufacture drugs for the treatment of rare diseases or conditions, currently defined as a disease or condition that affects fewer than 200,000 individuals in the U.S. or, for a disease or condition that affects more than 200,000 individuals in the U.S., where the sponsor does not realistically anticipate that revenue generated from sales of the product will exceed the cost of its development. Under these provisions, a manufacturer of a designated orphan product can seek tax benefits, and the holder of the first FDA approval of a designated orphan product will be granted a seven year period of marketing exclusivity for that product for the orphan indication. While the marketing exclusivity of an orphan drug would deter other sponsors from obtaining approval of the same compound for the same indication, it would not prevent other types of drugs from being approved for the same indication.

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

Employees

As of February 19, 2002, we had 167 employees. Of our employees, 83 are engaged in our marketing, selling and manufacturing effort, 56 are involved in pharmaceutical development, including regulatory affairs and product formulation, and 28 are in other management or administrative positions. None of our employees is represented by a labor union or is subject to a collective bargaining agreement. We believe that our relations with our employees are satisfactory.

Item 2.       Properties

We currently lease approximately 75,000 square feet of office space (our current headquarters) in Bloomington, Minnesota for approximately $95,000 per month. The initial term of this agreement is seven years, with two options for renewal, each for an additional three-year period. We also lease approximately 27,000 square feet of office space (our former headquarters) in Bloomington, Minnesota, for $35,000 per month. The initial term of this lease expires in July 2005, with an option for renewal. We have subleased this former headquarter space and we do not expect to recognize future expense related to this lease.

Item 3.       Legal Proceedings

None.

Item 4.       Submission of Matters to a Vote of Security Holders

None.

                                     PART II

Item 5. Market for Registrant's Common Stock and Related Stockholder Matters

Our common stock trades on the Nasdaq National Market under the symbol "MOGN." As of March 15, 2002, we had 783 shareholders of record and 25,046,288 shares of common stock outstanding. We have never paid cash dividends on our common stock and have no present intention of paying cash dividends on our common stock.

The following table lists the high and low trading prices for our common stock as reported by the Nasdaq National Market during the quarters listed. Prices represent transactions between dealers and do not reflect retail markups, markdowns, or commissions, and may not necessarily represent actual transactions.

                                         High                 Low
                                  -------------------  -------------------

2000
First Quarter                     $            54.75     $          11.50
Second Quarter                                 42.50                14.88
Third Quarter                                  35.25                25.31
Fourth Quarter                                 30.94                16.00

2001
First Quarter                     $            21.38     $           7.50
Second Quarter                                 12.95                 8.00
Third Quarter                                  16.15                 9.25
Fourth Quarter                                 16.50                12.10

On April 25, 2001, we delivered 297,338 shares of common stock to Helsinn Healthcare SA pursuant to the terms of our license agreement with Helsinn dated April 6, 2001, as payment for a $3.0 million obligation under that agreement.

On October 31, 2001, we completed a private placement of 3,025,000 shares of common stock to accredited investors at $11 per share for gross proceeds of $33,275,000. U.S. Bancorp Piper Jaffray acted as placement agent for the shares and received a placement fee of approximately $2.0 million.

The issuance and sale of the shares of common stock described above were deemed to be exempt from registration under the Securities Act of 1933 in reliance on
Section 4(2) of the Act or Regulation D promulgated thereunder as transactions by the issuer not involving a public offering, where the purchasers represented their intention to acquire securities for investment purposes only and not with a view to or for sale in connection with any distribution thereof, and received or had access to adequate information about MGI PHARMA, Inc.

Item 6.           Selected Financial Data

                                                                                  Year Ended December 31,
                                                             ----------------------------------------------------------------------
                                                                1997           1998           1999          2000           2001
                                                             -----------    -----------    -----------   -----------    -----------
                                                                            (in thousands except for per share data)
Statement of Operations Data:
   Revenues:
     Sales ...............................................   $     9,345    $    12,945    $    18,643   $    21,333    $    30,022
     Promotions ..........................................            --            756          1,088           770             --
     Licensing ...........................................         3,275          3,342          4,955         3,109          2,932
                                                             -----------    -----------    -----------   -----------    -----------
                                                                  12,620         17,043         24,686        25,212        32,,954
   Costs and expenses:
     Cost of sales .......................................           768            939          1,209         1,627          3,633
     Selling, general and
       administrative ....................................         9,339         10,989         12,713        18,295         28,463
     Research and development ............................         4,989          5,302          6,677        17,241         36,101
     Amortization ........................................            --             --             --            98          1,182
                                                             -----------    -----------    -----------   -----------    -----------
                                                                  15,096         17,230         20,599        37,261         69,379
                                                             -----------    -----------    -----------   -----------    -----------

   Income (loss) from
     operations ..........................................        (2,476)          (187)         4,087)      (12,049)       (36,425)
   Interest income .......................................           876            806            966         2,146          1,600
                                                             -----------    -----------    -----------   -----------    -----------
   Income (loss) before taxes and
     cumulative effect of
     change in accounting
     principle ...........................................        (1,600)           619)         5,053        (9,903)       (34,825)
   Provision for income taxes ............................           185            205            321           148             --
                                                             -----------    -----------    -----------   -----------    -----------
   Net income (loss) before ..............................        (1,785)           414)         4,732       (10,051)       (34,825)
     cumulative effect of
     change in accounting
     principle
   Cumulative effect of
     change in accounting
     principle ...........................................            --             --             --        (9,403)            --
                                                             -----------    -----------    -----------   -----------    -----------
   Net income (loss) .....................................   $    (1,785)   $       414)   $     4,732   $   (19,454)   $   (34,825)
                                                             ===========    ===========    ===========   ===========    ===========

   Basic:
     Income (loss) before
       effect of accounting
       change ............................................   $     (0.13)   $      0.03)   $      0.32   $     (0.63)   $     (1.74)
     Cumulative effect of
       accounting change .................................            --             --             --         (0.59)            --
                                                             -----------    -----------    -----------   -----------    -----------
     Net income (loss) ...................................   $     (0.13)   $      0.03)   $      0.32   $     (1.22)   $     (1.74)
                                                             ===========    ===========    ===========   ===========    ===========

   Assuming dilution:
     Income (loss) before
       effect of accounting
       change ............................................   $     (0.13)   $      0.03)   $      0.30   $     (0.63)   $     (1.74)
     Cumulative effect of
       accounting change .................................            --             --             --         (0.59)            --
                                                             -----------    -----------    -----------   -----------    -----------
     Net income (loss) ...................................   $     (0.13)   $      0.03)   $      0.30   $     (1.22)   $     (1.74)
                                                             ===========    ===========    ===========   ===========    ===========

   Weighted average number of
     common shares outstanding:
     Basic ...............................................        14,116         14,368         14,742        15,990         19,985
     Assuming dilution ...................................        14,116         14,966         15,633        15,990         19,985

                                                                     1997          1998          1999          2000          2001
                                                                  ---------     ---------     ---------     ---------     ---------
Balance Sheet Data:
   Cash, cash equivalents and short-term investments .........    $  15,056     $  17,081     $  24,151     $  29,899     $  77,712
   Working capital ...........................................       13,981        16,096        23,240        26,042        63,182
   Total assets ..............................................       18,191        21,122        28,974        52,744        92,668
   Total liabilities .........................................        3,172         4,011         4,329        26,698        28,733
   Accumulated deficit .......................................      (74,243)      (73,828)      (69,097)      (88,551)     (123,376)
   Total stockholders' equity ................................       15,019        17,111        24,644        26,046        68,935

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation

Overview

We are an oncology-focused pharmaceutical company that acquires, develops and commercializes proprietary products that address unmet needs of cancer patients. We focus our direct sales efforts solely within the United States and create alliances with other pharmaceutical or biotechnology companies for the commercialization of our products in other countries.

We promote products directly to physician specialists in the United States using our own sales force. These products include our Salagen(R) tablets (pilocarpine hydrochloride), Hexalen(R) (altretamine) capsules, and Didronel(R) IV (etidronate disodium) infusion. We also sell Mylocel(TM) (hydroxyurea) tablets under an exclusive marketing and distribution agreement with Barr Laboratories. Salagen Tablets are approved in the United States for two indications: the symptoms of dry mouth associated with radiation treatment in head and neck cancer patients and the symptoms of dry mouth associated with Sjogren's syndrome, an autoimmune disease that damages the salivary glands. Sales of Salagen Tablets in the United States accounted for 87 percent of our product sales during 2001. Hexalen capsules, which we began selling after we acquired the product from MedImmune, Inc. in November 2000, is an orally administered chemotherapeutic agent approved in the United States for treatment of refractory ovarian cancer patients. Didronel IV infusion is approved for the treatment of hypercalcemia (elevated blood calcium) in late-stage cancer patients. Mylocel tablets are approved for the treatment of melanoma, resistant chronic myelocytic leukemia, and recurrent, metastatic, or inoperable carcinoma of the ovary.

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

In April 2001, we obtained the exclusive U.S. and Canadian license and distribution rights to palonosetron, a cancer supportive care product candidate for the prevention of chemotherapy-induced nausea and vomiting, which recently completed its Phase 3 trials. Our current product development efforts also include a series of clinical trials for irofulven, the lead product candidate in our novel family of proprietary cancer therapy compounds called the acylfulvenes. We are also developing MG98 and other inhibitors of DNA methyltransferase for North American markets. DNA methyltransferase is an enzyme that has been associated with uncontrolled tumor growth. We also provide ongoing clinical support of Salagen Tablets.

Results of Operations

Critical Accounting Policies

In preparing our financial statements in conformity with accounting principles generally accepted in the United States, our management must make decisions which impact reported amounts and related disclosures. Such decisions include the selection of the appropriate accounting principles to be applied and the assumptions on which to base accounting estimates. In reaching such decisions, our management applies judgment based on our understanding and analysis of relevant circumstances. Note 1 to the financial statements provides a summary of the significant accounting policies followed in the preparation of the financial statements. Our critical accounting policies include the following:

Our accounting policy on revenue recognition is fully described in Notes 1, 7 and 8 to the financial statements. The majority of our revenue relates to product sales for which revenue is recognized upon shipment, with limited judgment required related to product returns. Licensing revenue recognition requires management to estimate effective terms of agreements and identify points at which performance is met under the contracts such that the revenue earnings process is complete. Under this policy for out-licensing arrangements, revenue related to up-front, time-based and performance-based licensing payments is recognized over the entire contract performance period. For our major licensing contracts, this results in the deferral of significant revenue amounts (approximately $10.6 million at December 31, 2001) where non-refundable cash payments have been received, but the revenue is not immediately recognized due to the long-term nature of the respective agreements. Following our initial estimate of the effective terms of these arrangements, subsequent developments could lengthen or shorten the period over which the deferred revenue is recognized.

Research and development expense includes work performed for us by outside vendors and research organizations. At each reporting period, we estimate expenses incurred but not reported or billed to us by these outside vendors. These expense estimates typically cover a period of 1 to 4 weeks of expense. Actual results are recorded on a timely basis and have, historically, not been materially different from our estimates. In addition, costs related to in-licensing arrangements for product candidates that have not yet received market approval are expensed as research and development.

Revenues

Sales: Sales revenue increased 14 percent from $18,643,168 in 1999, to $21,333,229 in 2000, and increased 41 percent to $30,021,813 in 2001. The increases in sales revenue reflect increased revenue from Salagen Tablets, resulting from an increase in demand, an increase in stocking of inventory by wholesalers and retail pharmacies, and an increase in selling price. The increases in sales revenue also reflect revenue from Hexalen capsules, which we purchased from MedImmune Inc. in November 2000, with sales commencing in December 2000, and active field promotion commencing in March 2001.

Sales of Salagen Tablets in the United States provided 97 percent of our sales revenue in 1999, 96 percent in 2000, and 87 percent in 2001. As is common in the pharmaceutical industry, our domestic sales are made to pharmaceutical wholesalers for further distribution through pharmacies to the ultimate consumers of our products. Future sales of Salagen Tablets are expected to moderate due to competition from other products and moderating growth in the Sjogren's syndrome portion of the market. We expect sales revenue for all of our products in 2002 to be approximately $30 million.

Promotion: Promotion revenue decreased 29 percent from $1,087,852 in 1999 to $769,874 in 2000. We did not recognize any promotion revenue in 2001. The decreases in promotion revenue reflect changes in our product promotion relationships. In 1999, we were promoting products under agreements with Schein Pharmaceutical for INFeD(R) (iron dextran injection), Pharmacia Corporation for Azulfidine EN-tabs(R) (sulfasalazine delayed release tablets), and Connetics Corporation for Ridaura(R) (auranofin) and Luxiq(R) (betamethasone valerate). Under the INFeD agreement, we recognized promotion revenue of $337,852 in 1999, based on certain sales call and product sales activity. The INFeD agreement concluded in 1999. Under the Ridaura agreement, we recognized $750,000 in promotion revenue in 1999 and $750,000 in 2000, based on achieving certain sales call activity. The agreements for Ridaura and Luxiq concluded in the third quarter of 2000. We did not recognize any revenue for Luxiq during the term of that agreement.

We concluded the Azulfidine-EN Tabs agreement in the first half of 2001, without the recognition of any promotion fee revenue from this agreement.

Licensing: Licensing revenue decreased 37 percent from $4,954,468 in 1999 to $3,109,470 in 2000, and decreased six percent to $2,932,007 in 2001. In 2000, the Company adopted Staff Accounting Bulletin No. 101 (SAB 101), "Revenue Recognition in Financial Statements" and recorded a cumulative effect of this change in accounting principle for previously received, non-refundable licensing payments. This resulted in a $9.4 million one-time, non-cash charge and a corresponding increase in deferred revenue effective as of the beginning of 2000. This deferred amount is being amortized into license revenue over the expected periods of benefit for the related collaborative arrangements.

If SAB 101 had been applied retroactively, licensing revenue would have been $3,384,011 in 1999. The decreases in licensing revenue from 1999 (assuming retroactive restatement) to 2000, and from 2000 to 2001 resulted from decreasing herbicide royalties, partially offset by increasing revenue from international Salagen Tablets relationships.

Licensing revenue is a combination of deferred revenue amortization from multiple element arrangements and of royalties which are recognized when the related sales occur. In 2000, we received milestone payments of $830,000 from Kissei related to the development of Salagen Tablets in Japan, $750,000 from Novartis Ophthalmics AG related to the licensing of Salagen Tablets in Europe, and $650,000 from Dainippon related to acylfulvene rights in Japan. In 2001, we received a milestone payment of $750,000 from Novartis Ophthalmics AG related to the licensing of Salagen Tablets in Europe. We recognized $918,778 and $841,258 of amortized deferred revenue in 2000 and 2001, respectively, related to all payments received under these license agreements. We will recognize the December 31, 2001 unamortized balance of $10,622,606 from our license agreements into licensing revenue over the expected periods of benefit for the related collaborative arrangements. For 2002, we expect to amortize $794,383 of deferred revenue into licensing revenue.

Future licensing revenue will fluctuate from quarter to quarter depending on the level of recurring royalty generating activities, and changes in amortization of deferred revenue, including the initiation or termination of licensing arrangements. We expect licensing revenue for 2002 to be approximately $3 million.

Costs and Expenses

Cost of sales: Cost of sales as a percent of sales was six percent for 1999, eight percent for 2000 and 12 percent for 2001. The increases result from a change in our product mix, including the addition of Hexalen capsules and Mylocel tablets to our oncology product portfolio. We believe that cost of sales as a percent of product sales for our marketed products for 2002 will range from 10 to 15 percent, as a result of changes in the product mix and increasing production costs.

Selling, general and administrative: Selling, general and administrative expenses increased 44 percent from $12,713,287 in 1999 to $18,294,757 in 2000, and increased 56 percent to $28,463,387 in 2001. The increase from 1999 to 2000 resulted primarily from costs associated with the expansion of our U.S. based sales force by approximately two-thirds during the first half of 2000. The increase from 2000 to 2001 primarily resulted from increased costs related to our expanded business objectives, such as costs associated with the expansion of our U.S based sales force, costs related to commencement of active field promotion in March 2001 of Hexalen capsules and Mylocel tablets, costs associated with the growth in the number of corporate-based associates, and increased facility costs in conjunction with our move to a new office location in June 2001. As described in Note 14, the company uses a related party for consulting services, with $87,000, $172,000 and $101,000 of related party consulting costs included in selling, general and administrative expense for 1999, 2000 and 2001, respectively. We expect selling, general and administrative expenses for 2002 to be approximately $29 million.

Research and development: Research and development expense increased 158 percent from $6,677,435 in 1999 to $17,241,217 in 2000, and increased 109 percent to
$36,101,373 in 2001. Both increases include non-recurring license payments: $5.7 million in 2000 related to our license agreement with MethylGene Inc., and $13 million in 2001 related to our license agreement for palonosetron. Exclusive of non-recurring license payments, research and development expense increased 70 percent from $6,627,435 in 1999 to $11,266,217 in 2000, and increased 104 percent to $23,035,123 in 2001.

Excluding non-recurring license payments, the increases reflect the expanded development of irofulven, the lead candidate in our novel family of proprietary compounds called the acylfulvenes, and expenses related to the development of MG98 and other inhibitors of DNA methyltransferase under a license that began in the third quarter of 2000. The increasing development expense of irofulven primarily relates to expansion of both the number of clinical trials and the number of patients enrolled in those trials. A series of clinical trials were initiated and are at varying stages of completion. These trials are designed to evaluate the efficacy and safety of irofulven administered as a single chemotherapy agent and in combination with marketed chemotherapy agents for the treatment of patients with solid tumor cancers who are generally refractory to current therapies. We expect research and development expense for 2002 to be approximately $45 million, which estimates $14 million of non-recurring license payments related to palonosetron.

Tax expense: Our effective tax rate was six percent in 1999, reflecting a 10 percent foreign tax rate on Dainippon licensing payments and a two percent tax rate for alternative minimum tax. The tax amount for 2000 reflects the 10 percent foreign tax rate on licensing payments received. The tax rate for 2001 was zero, due to the absence of similar foreign cash receipts.

In 2001, we had a net loss of $34,825,322, and as of December 31, 2001 we had an accumulated deficit of $123,375,993. Our ability to achieve profitable operations is likely dependent upon our successful launch of palonosetron or irofulven, and therefore, we continue to maintain a valuation allowance against our deferred tax asset.

Interest Income

Interest income increased 122 percent from $966,434 in 1999 to $2,145,553 in 2000, but decreased 25 percent to $1,600,363 in 2001. The increase from 1999 to 2000 is a result of a higher average amount of funds available for investment from 1999 to 2000. Funds available in 2000 increased as a result of the sale of stock in the second quarter of 2000. The decrease from 2000 to 2001 is a result of a decrease in the investment yield, partially reduced by an increase in the average amount of funds available for investment. Funds available in 2001 increased as a result of the sales of stock in the second and fourth quarters of 2001. Interest income for 2002 will fluctuate depending on the timing of cashflows and changes in interest rates for marketable securities.

Net Income (Loss)

We had net income of $4,731,499 in 1999. We had a net loss of $19,453,822 in 2000, which included a non-cash charge of $9,402,643 relating to the adoption of SAB 101, and a net loss of $34,825,322 in 2001. The change from net income in 1999 to a net loss in 2000 reflects a two percent increase in revenues from 1999 to 2000, and an 81 percent increase in costs and expenses from 1999 to 2000, including a 158 percent increase in research and development expense. The increased net loss from 2000 to 2001 reflects a 31 percent increase in revenues from 2000 to 2001, and an 86 percent increase in costs and expenses from 2000 to 2001, including a 109 percent increase in research and development. During the next several years, we expect to direct our efforts towards activities intended to grow long-term revenues, including expanded development of irofulven and other product candidates. Increased spending on these initiatives, including development of MG98 and development milestones for palonosetron, will likely result in substantial net losses until after our successful launch of palonosetron or irofulven. We expect a net loss for 2002 of approximately $45 million.

Liquidity and Capital Resources

At December 31, 2001, we had cash and marketable investments of $77,712,480 and working capital of $63,181,509, compared with $29,898,787 and $26,041,813, respectively, at December 31, 2000. Our cash and marketable investment balance at December 31, 2001 includes $4,000,000 in restricted cash for a pending milestone payment related to the license of palonosetron. In the year ended December 31, 2001, we received $72,117,460 in net cash proceeds from the sale of shares of stock in the second and fourth quarters of 2001, $2,200,000 in cash as a deposit from one of our international partners, and $1,336,995 in cash from issuance of shares under stock award plans. We used $17,420,273 of cash to fund our operating activities. We also paid $4,800,000 related to the acquisition of Hexalen(R) capsules, paid $3,000,000 to increase our equity investment in MethylGene Inc., and purchased $2,588,234 in equipment and furniture, primarily related to the move to our new facility in June 2001.

Substantial amounts of capital are required for pharmaceutical development and commercialization efforts. For continued development and commercialization of our product candidates and marketed products, and the acquisition and development of additional product candidates, we plan to utilize cash provided from product sales, collaborative arrangements and existing liquid assets. We will seek other sources of funding, including additional equity or debt issuances as appropriate. We expect cash use for 2002 to be approximately $40,000,000, which includes cash required to fund operating activities, and pay $1,200,000 to MedImmune, Inc. related to the purchase of Hexalen capsules. We have no arrangements or covenants that would trigger acceleration of our lease obligations or long-term liabilities.

Our liquidity is affected by a variety of factors, including sales of our products, the pace of our research and development programs, the in-licensing of new products and our ability to raise additional debt or equity capital. As identified in our risk factors, adverse changes that affect our continued access to the capital markets, continued development and expansion of our product candidates, and future demand for our marketed products would affect our longer term liquidity. We believe we have sufficient liquidity and capital resources to fund all known cash requirements for the next 12 months. Our significant noncancellable contractual commitments are summarized in the following table:

                           2002             2003             2004             2005             2006       Thereafter
                        ----------       ----------       ----------       ----------       ----------       ----------
Lease Payments          $1,575,000       $1,601,000       $1,622,000       $1,498,000       $1,229,000       $1,776,000
Hexalen Acquisition      1,200,000               --               --               --               --
                                         ----------       ----------       ----------       ----------       ----------
                                                                                                             ----------
Total                   $2,775,000       $1,601,000       $1,622,000       $1,498,000       $1,229,000       $1,776,000
                        ==========       ==========       ==========       ==========       ==========       ==========

At December 31, 2001, 100,000 shares remain registered for sale from shelf registration statements that were filed for 5 million shares with the Securities and Exchange Commission. These remaining shares pertain to an option that we granted to Ramius Securities, LLC to purchase 100,000 shares of our common stock at prices ranging from $16.95 to $24.72 per share. This option, which expires on February 28, 2003, relates to a financing facility with Ramius Securities, and Ramius Capital Group, LLC. Upon depletion of the shares available from the shelf registration, and absent current plans to utilize the Ramius financing facility, we expensed all deferred financing costs related to this facility in the fourth quarter of 2001. We recognized a non-cash charge of $516,604 in selling, general and administrative expense for the value of the stock option as determined at the initiation of the financing facility.

Selected Quarterly Operating Results

The following table shows our unaudited financial information for each of the quarters in the two year period ended December 31, 2001. In our opinion, this unaudited quarterly information has been prepared on the same basis as the audited financial statements and includes all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the information for the quarters presented, when read in conjunction with the financial statements and notes included elsewhere in this annual report. We believe that quarter-to-quarter comparisons of our financial results are not necessarily meaningful and should not be relied upon as an indication of future performance.

Three months ended                       March 31,   June 30,   Sept. 30,   Dec. 31,    March 31,   June 30,    Sept. 30,   Dec. 31,
                                           2000        2000       2000        2000        2001        2001        2001       2001
                                         --------    --------   --------    --------    --------    --------    --------   --------
                                                                    (in thousands except per share data)
Revenues:
  Sales                                  $  4,566    $  6,134   $  4,860    $  5,773    $  6,984    $ 10,161    $  5,993   $  6,884
  Promotion                                   250         270        250          --          --          --          --         --
  Licensing                                   361         897      1,219         632         592         851         957        532
                                         --------    --------   --------    --------    --------    --------    --------   --------
                                            5,177       7,301      6,329       6,405       7,576      11,012       6,950      7,416
                                         --------    --------   --------    --------    --------    --------    --------   --------
Cost and expenses:
  Cost of sales                               304         393        332         598         789       1,032         757      1,055
  Selling, general & administrative         3,521       4,640      4,467       5,668       6,493       7,283       6,552      8,135
  Research and development                  1,804       2,225     8,5752       4,636       3,554     18,1893       5,807      8,551
  Amortization                                 --          --         98         295         295          --         296        296
                                         --------    --------   --------    --------    --------    --------    --------   --------
                                            5,629       7,258     13,374      11,000      11,131      26,800      13,412     18,036
                                         --------    --------   --------    --------    --------    --------    --------   --------
Income (loss) from operations                (452)         43     (7,045)     (4,595)     (3,555)    (15,788)     (6,462)   (10,620)
Interest income                               373         539        687         546         436         378         415        371
                                         --------    --------   --------    --------    --------    --------    --------   --------
Income (loss) before taxes                    (79)        582     (6,358)     (4,049)     (3,119)    (15,410)     (6,047)   (10,249)
Provision for income taxes                     61          35         52          --          --          --          --         --
                                         --------    --------   --------    --------    --------    --------    --------   --------
Net income (loss) before                     (140)        547     (6,410)     (4,049)     (3,119)    (15,410)     (6,047)   (10,249)
cumulative effect of change
in accounting  principle
Cumulative effect of change
  in accounting principle                (9,403)/1/        --         --          --          --          --          --         --
                                         --------    --------   --------    --------    --------    --------    --------   --------

Net income (loss)                        $ (9,543)   $    547   $ (6,410)   $ (4,049)   $ (3,119)   $(15,409)   $ (6,047)  $(10,249)
                                         ========    ========   ========    ========    ========    ========    ========   ========

Net income (loss) per common share:

Basic and diluted:
  Income (loss) before accounting        $  (0.01)   $   0.03   $  (0.39)   $  (0.25)   $  (0.19)   $  (0.81)   $  (0.29)  $  (0.44)
    change
  Cumulative effect of  accounting
    change                                  (0.62)         --         --          --          --          --          --         --
                                         --------    --------   --------    --------    --------    --------    --------   --------
  Net income (loss)                      $  (0.63)   $   0.03   $  (0.39)   $  (0.25)   $  (0.19)   $  (0.81)   $  (0.29)  $  (0.44)
                                         ========    ========   ========    ========    ========    ========    ========   ========

Weighted average number of common shares:
  Basic                                    15,217      15,812     16,452      16,470      16,533      18,988      20,987     23,348
  Assuming dilution                        15,217      17,161     16,452      16,470      16,533      18,988      20,987     23,348

1 Represents the cumulative effect of the adoption of SAB 101.

2 Includes $5.7 million in license payments for MethylGene.

3 Includes $13 million in license payments for palonosetron.

Cautionary Statement

This document contains forward-looking statements within the meaning of federal securities laws that may include statements regarding intent, belief or current expectations of the company and its management. These forward-looking statements are not guarantees of future performance and involve a number of risks and uncertainties that may cause our actual results to differ materially from the results discussed in these statements. Factors that might affect our results include, but are not limited to, the ability of irofulven, palonosetron or our other product candidates to be proven safe and effective in humans, to receive marketing authorizations from regulatory authorities and to ultimately compete successfully with other therapies, continued sales of Salagen(R) Tablets, development or acquisition of additional products, reliance on contract manufacturing, changes in strategic alliances, continued access to capital, and other risks and uncertainties detailed from time to time in our filings with the Securities and Exchange Commission, including Exhibit 99 to the annual report on Form 10-K for the year ended December 31, 2001. We do not intend to update any of the forward-looking statements after the date of the annual report to conform them to actual results.

Item 7A.      Quantitative and Qualitative Disclosures about Market Risk

Our operations are not subject to risks of material foreign currency fluctuations, nor do we use derivative financial instruments in our investment practices. We place our short-term investments in instruments that meet high credit quality standards, as specified in our investment policy guidelines. We do not expect material losses with respect to our investment portfolio or exposure to market risks associated with interest rates. The impact on our net loss as a result of a one percent change in short-term interest rates would be approximately $777,000 based on our cash, cash equivalents and marketable investment balances at December 31, 2001.

Item 8.       Financial Statements and Supplementary Data

                                                                   December 31,  December 31,
                                                                      2000          2001
                                                                   -----------   -----------
ASSETS:
   Current assets:
     Cash and cash equivalents .................................   $11,031,714   $40,699,408
     Cash - restricted .........................................            --     4,000,000
     Short-term investments ....................................    18,867,073    30,006,144
     Receivables, less allowances of $158,579 and
       $117,397 ................................................     2,806,462     1,829,654
     Inventories ...............................................     1,476,275     1,500,054
     Prepaid expenses ..........................................     5,826,260        246,39
                                                                   -----------   -----------

       Total current assets ....................................    40,007,784    78,281,999

     Fixed assets, at cost less accumulated depreciation of
       $1,192,171 and $1,322,559 ...............................     1,510,859     3,325,334
     Long-term marketable investments ..........................            --     3,006,928
     Long-term equity investments ..............................     3,800,000     6,800,000
     Intangible assets, at cost less accumulated amortization of
       $98,498 and $1,280,476 ..................................     6,993,372     5,811,394

     Other assets ..............................................       431,555       442,368
                                                                   -----------   -----------

     Total assets ..............................................   $52,743,570   $97,668,023
                                                                   ===========   ===========

BALANCE SHEETS

                                                                     December 31,    December 31,
                                                                         2000            2001
                                                                    -------------    -------------
LIABILITIES AND STOCKHOLDERS' EQUITY:

   Current liabilities:
     Accounts payable ...........................................   $   1,426,828    $   1,674,412
     Accrued expenses ...........................................      11,785,849       12,609,838
     Deferred revenue ...........................................         731,883          794,383
     Other current liabilities ..................................          21,411           21,857
                                                                    -------------    -------------

       Total current liabilities ................................      13,965,971       15,100,490

   Noncurrent liabilities:
     Long-term deposit payable ..................................       1,550,000        3,750,000
     Deferred revenue ...........................................       9,981,982        9,828,223
     Other noncurrent liabilities ...............................       1,200,000           54,599
                                                                    -------------    -------------

       Total noncurrent liabilities .............................      12,731,982       13,632,822
                                                                    -------------    -------------
       Total liabilities ........................................      26,697,953       28,733,312

   Stockholders' equity:
     Preferred stock, 10,000,000 authorized and unissued shares .              --               --
     Common stock, $0.01 par value, 30,000,000 authorized shares,
      16,509,008 and 125,005,050 issued and outstanding shares ..         165,090          250,051
     Additional paid-in capital .................................     114,431,198      192,060,653
     Accumulated deficit ........................................     (88,550,671)    (123,375,993)
                                                                    -------------    -------------

       Total stockholders' equity ...............................      26,045,617       68,934,711
                                                                    -------------    -------------

     Total liabilities and stockholders' equity .................   $  52,743,570    $  97,668,023
                                                                    =============    =============


-------------------------------------
See accompanying notes to financial statements.

                                MGI PHARMA, INC.

                            STATEMENTS OF OPERATIONS

                                                                 Year Ended December 31,
                                                        -------------------------------------------
                                                            1999           2000            2001
                                                        ------------   ------------    ------------
Revenues:
   Sales ............................................   $ 18,643,168   $ 21,333,229    $ 30,021,813
   Promotion ........................................      1,087,852        769,874              --
   Licensing ........................................      4,954,468      3,109,470       2,932,007
                                                        ------------   ------------    ------------
                                                          24,685,488     25,212,573      32,953,820
                                                        ------------   ------------    ------------
Costs and expenses:
   Cost of sales ....................................      1,208,650      1,626,833       3,632,767
   Selling, general and administrative ..............     12,713,287     18,294,757      28,463,387
   Research and development .........................      6,677,435     17,241,217      36,101,373
   Amortization .....................................             --         98,498       1,181,978
                                                        ------------   ------------    ------------
                                                          20,599,372     37,261,305      69,379,505
                                                        ------------   ------------    ------------

Income (loss) from operations .......................      4,086,116    (12,048,732)    (36,425,685)

Interest income .....................................        966,434      2,145,553       1,600,363
                                                        ------------   ------------    ------------

Income (loss) before taxes and cumulative
   effect of change in accounting principle .........      5,052,550     (9,903,179)    (34,825,322)

Provision for income taxes ..........................        321,051        148,000              --
                                                        ------------   ------------    ------------

Net income (loss) before cumulative effect
   of change in accounting principle ................      4,731,499    (10,051,179)    (34,825,322)
                                                        ------------   ------------    ------------

Cumulative effect of change in accounting
   principle ........................................             --     (9,402,643)             --
                                                        ------------   ------------    ------------

Net income (loss) ...................................   $  4,731,499   $(19,453,822)   $(34,825,322)
                                                        ============   ============    ============

Net income (loss) per common share:
   Basic:
     Income (loss) before effect of
       accounting change ............................   $       0.32   $      (0.63)   $      (1.74)
     Cumulative effect of accounting change .........             --          (0.59)             --
                                                        ------------   ------------    ------------
     Net income (loss) ..............................   $       0.32   $      (1.22)   $      (1.74)
                                                        ============   ============    ============

   Assuming dilution:
     Income (loss) before effect of
       accounting change ............................   $       0.30   $      (0.63)   $      (1.74)
     Cumulative effect of accounting change .........             --          (0.59)             --
                                                        ------------   ------------    ------------
     Net income (loss) ..............................   $       0.30   $      (1.22)   $      (1.74)
                                                        ============   ============    ============

Weighted average number of common shares outstanding:
   Basic ............................................     14,742,151     15,990,459      19,985,192
   Assuming dilution ................................     15,633,120     15,990,459      19,985,192

-------------------------------------
See accompanying notes to financial statements.

                                MGI PHARMA, INC.

                            STATEMENTS OF CASH FLOWS

                                                            Year Ended December 31,
                                                 --------------------------------------------
                                                     1999            2000            2001
                                                 ------------    ------------    ------------
Operating activities:
Net income (loss) ............................   $  4,731,499    $(19,453,822)   $(34,825,322)
Adjustments for non-cash items:
   Cumulative effect of change in
     accounting principle ....................             --       9,402,643              --
   Stock issuance for palonosetron license ...             --              --       2,999,992
   Depreciation and intangible amortization ..        394,201         451,369       1,876,327
   Benefit plan contribution .................        362,087         315,993        8,36,507
   Financing transaction costs ...............             --              --         516,604
   Noncash consulting payments ...............             --          42,510         189,747
   Deferred rent .............................             --              --          54,599
   Stock option acceleration .................        162,953              --              --
   Other .....................................         53,791          11,292         100,852
Changes in operating assets and liabilities:
   Receivables ...............................     (1,017,362)       (378,561)        976,808
   Inventories ...............................        448,503        (480,584)        (23,779)
   Prepaid expenses ..........................        176,030      (5,672,337)      5,579,521
   Accounts payable and accrued expenses .....        343,769       4,227,952       4,388,684
   Deferred revenue ..........................             --         816,222         (91,259)
   Other current liabilities .................          7,071           5,090             446
                                                 ------------    ------------    ------------
     Net cash provided by (used in)
       operating activities ..................      5,662,542     (10,712,233)    (17,420,273)
                                                 ------------    ------------    ------------

Investing activities:
Purchase of investments ......................    (22,393,143)    (45,869,003)    (49,472,664)
Maturity of investments ......................     17,059,879      39,103,255      35,326,665
Acquisition of Hexalen(R)capsules ............             --      (1,200,000)     (4,800,000)
Purchase of minority investment in MethylGene              --      (3,800,000)     (3,000,000)
Purchase of equipment and furniture ..........       (783,501)       (836,248)     (2,588,234)
Payments on notes receivable .................         56,999              --              --
Other ........................................        (41,315)        (65,855)        (32,255)
                                                 ------------    ------------    ------------
     Net cash used in investing activities ...     (6,101,081)     (8,867,851)    (24,566,488)
                                                 ------------    ------------    ------------

Financing activities:
Proceeds from issuance of shares, net ........             --      16,448,138      72,117,460
Restricted cash ..............................             --              --      (4,000,000)
Receipt of deposit payable ...................             --       1,550,000       2,200,000
Issuance of shares under stock plans .........      2,174,583       4,364,412       1,336,995
                                                 ------------    ------------    ------------
     Net cash provided by financing activities      2,174,583      22,362,550      71,654,455
                                                 ------------    ------------    ------------
Increase in cash and cash equivalents ........      1,736,044       2,782,466      29,667,694
Cash and cash equivalents at beginning of year      6,513,204       8,249,248      11,031,714
                                                 ------------    ------------    ------------

Cash and cash equivalents at end of year .....   $  8,249,248    $ 11,031,714    $ 40,699,408
                                                 ============    ============    ============
Supplemental disclosure of cash flow
  information:
     Cash paid for income taxes ..............   $    240,000    $    176,975    $      2,000
Supplemental disclosure of non-cash investing
  activities:
     Included in accrued liabilities at December 31, 2001 is $1,200,000 of the $7,200,000
     purchase price for the acquisition of Hexalen capsules.

---------------------------------
See accompanying notes to financial statements.

                                MGI PHARMA, INC.

                       STATEMENTS OF STOCKHOLDERS' EQUITY

                                                               Additional          Notes                                  Total
                                               Common            paid-in         receivable         Accumulated        stockholders'
                                                stock            capital        from officers         deficit             equity
                                            -------------     -------------     -------------      -------------      -------------
Balance at December 31, 1998 ..........     $     145,425     $  90,850,590     $     (56,999)     $ (73,828,348)     $  17,110,668

Exercise of stock options,
   386,006 shares .....................             3,860         2,012,544                --                 --          2,025,404
Employee stock purchase plan,
   18,189 shares ......................               182           161,704                --                 --            161,886
Employee retirement savings
   plan contribution, 32,973
   shares .............................               329           394,641                --                 --            394,970
Note payment ..........................                --                --            56,999                 --             56,999
Stock option acceleration .............                --           162,953                --                 --            162,953
Net income ............................                --                --                --          4,731,499          4,731,499
                                            -------------     -------------     -------------      -------------      -------------
Balance at December 31, 1999 ..........     $     149,796     $  93,591,432     $          --      $ (69,096,849)     $  24,644,379

Issuance of 1,000,000 shares ..........            10,000        16,438,138                --                 --         16,448,138
Exercise of stock options,
   503,036 shares .....................             5,030         4,046,784                --                 --          4,051,814
Employee stock purchase plan,
   25,077 shares ......................               251           312,347                --                 --            312,598
Other issuances, 1,255 shares .........                13            42,497                --                 --             42,510
Net loss ..............................                --                --                --        (19,453,822)       (19,453,822)
                                            -------------     -------------     -------------      -------------      -------------
Balance at December 31, 2000 ..........     $     165,090     $ 114,431,198     $          --      $ (88,550,671)     $  26,045,617

Issuance of 4,000,000 shares ..........            40,000        29,128,655                --                 --         29,168,655
Issuance of 3,025,000 shares ..........            30,250        31,086,712                --                 --         31,116,962
Issuance of 900,000 shares ............             9,000        11,822,843                --                 --         11,831,843
Issuance for technology
   license, 297,338 shares ............             2,973         2,997,019                --                 --          2,999,992
Exercise of stock options,
   175,885 shares .....................             1,759           816,138                --                 --            862,897
Employee retirement savings
   plan contribution, 38,226
   shares .............................               383           553,235                --                 --            553,618
Employee stock purchase plan,
   45,457 shares ......................               455           473,643                --                 --            474,098
Financing transaction costs ...........                --           516,604                --                 --            516,604
Other issuances, 14,136 shares ........               141           189,606                --                 --            189,747
Net loss ..............................                --                --                --        (34,825,322)       (34,825,322)
                                            -------------     -------------     -------------      -------------      -------------
Balance at December 31, 2001 ..........     $     250,051     $ 192,060,653     $          --      $(123,375,993)     $  68,934,711
                                            =============     =============     =============      =============      =============

-------------------------------
See accompanying notes to financial statements.

                                MGI PHARMA, INC.

                          NOTES TO FINANCIAL STATEMENTS

1.   Summary of Significant Accounting Policies

MGI PHARMA, INC. (MGI or the Company) is an oncology-focused pharmaceutical company that acquires, develops and commercializes proprietary products that address unmet needs of cancer patients. The Company focuses its direct sales efforts solely within the United States and creates alliances with other pharmaceutical or biotechnology companies for the commercialization of its products in other countries.

The Company promotes products directly to physician specialists in the United States using its own sales force. These products include Company owned Salagen(R) Tablets (pilocarpine hydrochloride), Hexalen(R) (altretamine) capsules, and Didronel(R) IV (etidronate disodium) infusion. The Company also sells Mylocel(TM) (hydroxyurea) tablets under an exclusive marketing and distribution agreement with Barr Laboratories. Salagen Tablets are approved in the United States for two indications: the symptoms of dry mouth associated with radiation treatment in head and neck cancer patients and the symptoms of dry mouth associated with Sjogren's syndrome, an autoimmune disease that damages the salivary glands. Sales of Salagen Tablets in the United States accounted for 87 percent of product sales during 2001. Hexalen capsules, which the Company began selling since it acquired the product from MedImmune, Inc. in November 2000, is an orally administered chemotherapeutic agent approved in the United States for treatment of refractory ovarian cancer patients. Didronel IV infusion is approved for the treatment of hypercalcemia (elevated blood calcium) in late-stage cancer patients. Mylocel tablets are approved for the treatment of melanoma, resistant chronic myelocytic leukemia, and recurrent, metastatic, or inoperable carcinoma of the ovary.

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

In April 2001, MGI obtained the exclusive U.S. and Canadian license and distribution rights to palonosetron, a cancer supportive care product candidate for the prevention of chemotherapy-induced nausea and vomiting which recently completed its Phase 3 trials. The Company's current product development efforts also include a series of clinical trials for irofulven, the lead product candidate in MGI's novel family of proprietary cancer therapy compounds called the acylfulvenes. MGI is also developing MG98 and other inhibitors of DNA methyltransferase for North American markets. DNA methyltransferase is an enzyme that has been associated with uncontrolled tumor growth. In addition, MGI also provides ongoing clinical support of Salagen Tablets.

Cash, Cash Equivalents and Investments. The Company considers highly liquid marketable securities with remaining maturities of ninety days or less at the time of purchase to be cash equivalents. Other highly liquid marketable securities with remaining maturities of one year or less at the balance sheet date are classified as short-term marketable investments. Long-term marketable investments are highly liquid marketable securities with remaining maturities of more than one year at the balance sheet date.

Short-term and long-term marketable investments are classified as held-to-maturity investments because the Company has the intent and the ability to hold its investments to maturity. As such, they are stated at amortized cost, which approximates estimated fair value. Amortized cost is adjusted for amortization of premiums and discounts to maturity, and this amortization is included in interest income in the accompanying statements of operations.

Concentration of Credit Risk. Financial instruments that may subject the Company to significant concentrations of credit risk consist primarily of short-term and long-term marketable investments and trade receivables.

Cash in excess of current operating needs is invested in accordance with the Company's investment policy. This policy emphasizes principal preservation, so it requires strong issuer credit ratings and limits the amount of credit exposure from any one issuer or industry.

The Company grants credit primarily to pharmaceutical wholesale distributors throughout the United States in the normal course of business. Five wholesalers accounted for approximately 93 percent of Company sales in 2001. Customer credit-worthiness is routinely monitored and collateral is not normally required.

Concentration of Supply Risk. MGI depends on a single supplier to provide the active ingredient for Salagen Tablets, which accounted for 87 percent _____ of the Company's product sales during 2001. If this supplier ends its relationship with MGI, or is unable to meet the Company's demand for the ingredient, MGI may be unable to produce Salagen Tablets for commercial sale.

Inventories. Inventories are stated at the lower of cost or market. Cost is determined on a first-in, first-out basis.

Long-term Equity Investments. MGI owns a $6,800,000 minority investment in MethylGene Inc., a privately held Canadian biopharmaceutical company. $3,800,000 was purchased in conjunction with the license of North American rights to MG98 and other product candidates in 2000. An additional $3,000,000 was purchased in 2001. This minority investment is carried at cost. The valuation of this minority investment is periodically reviewed for impairment based upon the results of operations and financial position of MethylGene, as well as the value of any sales of its shares.

Sales Revenue Recognition. Sales and related costs are recognized upon shipment of product to customers. Sales are recorded net of provisions for pricing adjustments, collection discounts and product returns.

Promotion Revenue Recognition. Promotion revenue is recognized when the service has been performed or product sales have occurred which result in a fixed and determinable promotion fee being payable to MGI without a right to refund. Under promotion arrangements, the other party to the agreement recognizes product sales and MGI recognizes promotion revenue.

Licensing Revenue Recognition. The Company implemented Staff Accounting Bulletin No. 101 "Revenue Recognition in Financial Statements" (SAB 101), in the fourth quarter of 2000 with retroactive effect to January 1, 2000. Under SAB 101, the Company recognizes revenue from licensing arrangements using a contingency-adjusted performance model. Under this method, revenue related to up-front, time-based, and performance-based licensing payments is recognized over the entire contract performance period. The Company recognizes the aggregate of nonrefundable up-front and time-based fees ratably over the effective term of the underlying license and related supply arrangements. Performance-based, contingent license payment amounts are recognized on a pro rata basis in the period the licensee achieves the performance criteria to the extent of the timing of the achievement of the milestone in relation to the term of the underlying arrangements - approximating the extent of contingent performance through the date of the milestone achievement in relation to the full term of the underlying arrangements. The Company recognizes the remaining portion of any milestone payments over the remaining term of the underlying arrangements. Payments received by the Company in excess of amounts earned are classified as deferred revenue. Further, the Company recognizes royalties on product sales and support services provided to strategic partners in licensing revenue when the related sales or provision of services occur.

Prior to the implementation of SAB 101, the Company recognized licensing revenue when underlying performance criteria for payment had been met and when the Company had an unconditional right to such payment. Depending on a license agreement's terms, recognition criteria may have been satisfied upon achievement of milestones, passage of time or product sales by the licensee.

The Company recorded a one-time, non-cash charge and corresponding increase in deferred revenue of $9.4 million as a result of the cumulative effect of the adoption of SAB 101 as of January 1, 2000. Amounts previously recognized as revenue, but deferred as a result of the implementation of SAB 101, will be amortized into future license revenue over the expected period of benefit from these collaborative arrangements. The Company recognized $841,258 of amortized deferred revenue in 2001. At December 31, 2001, the Company has an unamortized deferred revenue balance of $10,622,606.

Stock-Based Compensation. The Company applies the intrinsic value method described in Accounting Principles Board (APB) Opinion No. 25 in accounting for the issuance of stock incentives to employees and directors. Accordingly, as all grants are made at or above the market price, no compensation expense has been recognized in the financial statements. In accordance with Statement of Financial Accounting Standards No. (SFAS) 123, "Accounting for Stock Based Compensation," pro forma information reflecting compensation cost for such issuances is presented in the Stockholders' Equity footnote.

Advertising and Promotion Expense. Costs of advertising and promotion are expensed as incurred and were $1,801,341, $2,824,053 and $4,933,137 in 1999,
2000 and 2001, respectively. The Company does not defer any costs related to direct-response advertising.

Depreciation. Fixed assets consist of equipment, furniture and leasehold improvements. Depreciation of equipment and furniture is provided over the estimated useful lives of the respective assets on a straight-line basis. Estimated useful lives of equipment and furniture range from three to ten years. Leasehold improvements are amortized over the shorter of the lease term or the useful life of the improvements.

Research and Development. Research and development costs are expensed as incurred. Costs of inlicensing payments for drugs that have not yet reached market approval are expensed as research and development.

Amortization. Amortization of intangible assets relating to the purchase of the Hexalen capsules business is recognized as the greater of the amount computed on a straight-line basis over the six year estimated commercial life of Hexalen capsules or in proportion to the actual product contribution compared to estimated product contribution over the estimated commercial life of Hexalen capsules.

Income Taxes. Deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial carrying amounts of existing assets and liabilities and their respective tax bases. A valuation allowance is carried against deferred tax assets until it is deemed more likely than not that some portion or all of the deferred tax assets will be realized.

Income (Loss) Per Common Share. Basic earnings per share (EPS) is calculated by dividing net income (loss) by the weighted-average common shares outstanding during the period. Diluted EPS reflects the potential dilution to basic EPS that could occur upon conversion or exercise of securities, options, or other such items to common shares using the treasury stock method based upon the weighted-average fair value of the Company's common shares during the period. During net loss periods, other potentially dilutive securities are not included in the calculation of net loss per share since their inclusion would be anti-dilutive.

Use of Estimates. Preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions affecting reported asset and liability amounts and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Basis of Presentation. Certain prior year amounts have been reclassified to conform to current year presentation.

New Accounting Pronouncements. SFAS 141, "Business Combinations", requires use of the purchase method of accounting for business combinations initiated after June 30, 2001. Use of the pooling-of-interests method is prohibited. The adoption of SFAS 141 did not have any impact of the financial position or results of operations of the Company.

SFAS 142, "Goodwill and Other Intangible Assets", changes the accounting for goodwill from an amortization method to an impairment-only approach. Amortization of goodwill, including goodwill in past business combinations, will therefore cease upon adoption of SFAS 142. As of January 1, 2002, the date of adoption of SFAS 142, the Company has unamortized identifiable intangible assets of $5,811,394 which are subject to the provisions of SFAS 142. The Company does not have any transitional impairment losses. The adoption of SFAS 142 did not have a material impact of the financial position or results of operations of the Company because the identifiable intangible assets will continue to be amortized.

SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", addresses the financial accounting and reporting for the impairment of long-lived assets. The adoption of SFAS 144 on January 1, 2002, did not have any impact of the financial position or results of operations of the Company.

EITF 00-14, "Accounting for Certain Sales Incentives", provides guidance on the accounting for sales incentives companies offer to their customers. EITF 00-14 does not have any material impact on the Company.

EITF 00-25, "Vendor Income Statement Characterization of Consideration Paid to a Reseller of the Vendor's Products" provides guidance for consideration that vendors give to resellers of the vendor's products. EITF 00-25 has no impact on the Company.

2.   Investments

Marketable investments consist of held-to-maturity investments and are stated at amortized cost, which approximates estimated fair value. Short-term marketable investments at December 31, 2000 and 2001 are summarized as follows:

                                                     2000                2001
                                                 -----------         -----------
Commercial paper                                 $13,333,117         $13,898,548
Medium-term notes                                         --          16,107,596
Certificates of deposit                            5,533,956                  --
                                                 -----------         -----------
                                                 $18,867,073         $30,006,144
                                                 ===========         ===========

Long-term marketable investments consist of certificates of deposit which mature in January 2003.

3.   Inventories

Inventories at December 31, 2000 and 2001 are summarized as follows:

                                                     2000                2001
                                                 -----------         -----------
Raw materials and supplies                       $   339,039         $    50,458
Work in process                                      699,598             445,429
Finished products                                    437,638           1,004,167
                                                 -----------         -----------
                                                 $ 1,476,275         $ 1,500,054
                                                 ===========         ===========

4.   Prepaid Expenses

Prepaid expenses at December 31, 2000 and 2001 are summarized as follows:

                                                     2000                2001
                                                 -----------         -----------
Other prepaids                                   $   826,260         $   246,739
Palonosetron letter of intent deposit              5,000,000                  --
                                                 -----------         -----------
                                                 $ 5,826,260         $   246,739
                                                 ===========         ===========

5.   Accrued Expenses

Accrued expenses at December 31, 2000 and 2001 are summarized as follows:

                                                     2000                2001
                                                 -----------         -----------
Product development commitments                  $ 3,500,784         $ 4,503,281
Bonuses                                              889,499           1,774,916
Hexalen capsules business purchase obligation      4,800,000           1,200,000
Lease accrual                                             --             983,271
Product return accrual                               600,768             963,430
Other accrued expenses                             1,994,798           3,184,940
                                                 -----------         -----------
                                                 $11,785,849         $12,609,838
                                                 ===========         ===========

6.   Leases

The Company leases office space under noncancellable lease agreements that contain renewal options and require the Company to pay operating costs, including property taxes, insurance and maintenance. In January 2001, the Company executed a lease agreement for new office space, beginning in May 2001. At December 31, 2001, the Company has an accrual of $983,271 for lease obligations for the former office space in excess of estimated sublease rental income. Rent expense was $408,163, $455,364 and $2,233,988 in 1999, 2000 and
2001, respectively.

Future minimum lease payments under noncancellable leases, including both the current and former office spaces, are as follows:

2002                                                      $1,575,000
2003                                                       1,601,000
2004                                                       1,622,000
2005                                                       1,498,000
2006                                                       1,229,000
Thereafter                                                 1,776,000
                                                   ------------------
                                                          $9,301,000
                                                   ==================

7.   Licensing Arrangements

Technology Out-License Arrangements

During 1995, MGI entered into a cooperative development and commercialization agreement with Dainippon Pharmaceutical Co., Ltd., whereby MGI granted Dainippon an exclusive license to develop and commercialize acylfulvenes, including irofulven, in Japan. Dainippon granted MGI an irrevocable, exclusive, royalty-free license allowing MGI to use any technology or data developed by Dainippon relating to the acylfulvenes. If a resulting product has not been launched in Japan by October 2005, MGI may terminate the license unless Dainippon elects to make license continuation payments on a quarterly basis. Under this agreement, Dainippon paid initial and continuing quarterly milestone payments totaling $11.1 million through April 2000. Dainippon will make a $1 million milestone payment upon receipt of the approval to market the first acylfulvene product in Japan. Also under the terms of the agreement, from April 2000 through December 31, 2001, $3.8 million in deposit payments were paid by Dainippon, with the remaining $0.5 million deposit paid in January 2002. MGI's repayment of these deposit amounts is due upon receipt of initial marketing approval in Japan. Dainippon may elect to receive the deposit repayment in cash, as a credit toward delivery of bulk drug substance, or in shares of MGI common stock. Dainippon also agreed to pay MGI a portion of any non-royalty payments made by a sublicensee to Dainippon. Unless terminated earlier by the parties for cause or by mutual agreement, the term of the agreement is for the longer of the applicable patents in Japan, or ten years from the date of the last regulatory approval in Japan. Thereafter, the agreement automatically renews for additional one-year periods. Dainippon may terminate the agreement before receipt of marketing authorization upon six months prior written notice, or after receipt of marketing authorization for competitive reasons upon one year prior written notice.

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

Under a November 1994 license agreement with Pharmacia Corporation, MGI granted an exclusive, royalty-bearing license to develop and commercialize Salagen Tablets in Canada. Pharmacia granted MGI an irrevocable, non-exclusive, royalty-free license allowing MGI to use any technology or data developed by Pharmacia. Pharmacia paid MGI a $75,000 initial fee and agreed to pay MGI royalties equal to a percentage of Pharmacia's net Salagen Tablet sales revenues, subject to annual minimum requirements. MGI also agreed to supply Pharmacia's requirement of Salagen Tablets until the termination of the license agreement with Pharmacia, or the termination of MGI's agreement with Merck KgaA, whichever is earlier. In addition, MGI agreed to pay Pharmacia royalties if MGI promotes Salagen Tablets in Canada in the first or second year following termination of the agreement. After the initial commercial period concludes in January 2004, either party may terminate the agreement upon one year prior written notice. The agreement automatically expires in January 2006 unless extended by the parties.

In December 1994, MGI entered into a license agreement with Kissei Pharmaceutical Co., Ltd., a pharmaceutical company in Japan. Under the terms of the agreement, MGI granted an exclusive, royalty-bearing license to develop and commercialize Salagen Tablets in Japan. Kissei granted back to MGI an irrevocable, non-exclusive, royalty-free license allowing MGI to use any technology or data developed by Kissei related to Salagen Tablets. Kissei paid MGI an initial license fee and subsequent milestone payments that aggregated to $2.5 million through December 31, 2001. There are no additional milestone payments due under the agreement. In addition, Kissei agreed to pay MGI royalties equal to a percentage of Kissei's Salagen Tablets net sales revenue. Unless earlier terminated by the parties for cause or by mutual agreement, the term of the agreement is for ten years from the date Salagen Tablets are launched in Japan. Thereafter, the agreement automatically renews for additional one-year periods.

In April 2000, MGI entered into a license agreement with Novartis Ophthalmics AG under which MGI granted Novartis an exclusive, royalty-bearing license to develop and commercialize Salagen Tablets in Europe, Russia and certain other countries. Novartis granted MGI an irrevocable, non-exclusive, royalty-free license allowing MGI to use any technology developed by Novartis related to Salagen Tablets. In addition, MGI simultaneously entered into a supply agreement with Novartis pursuant to which MGI agreed to supply Novartis' requirements of Salagen Tablets until termination of the license agreement with Novartis. The term of the license agreement is 12 years and is thereafter automatically extended for additional two-year terms unless otherwise terminated in writing by either party. Either party may terminate the license agreement for cause. In addition, Novartis may terminate the license agreement if the supply agreement is terminated and Novartis has not been supplied with Salagen Tablets for a period of more than 180 days. Simultaneous with this agreement, the previous agreements with Chiron B.V. for Salagen Tablets rights in Europe were terminated. Sales of Salagen Tablets in Europe began in 1995.

A $750,000 net license fee was received in June 2000 upon receipt of regulatory qualification for Novartis to sell the product in the UK, and an additional $750,000 net license fee was received in April 2001 upon satisfaction of certain regulatory approvals or transfers. These amounts are being amortized to licensing revenue over the 12-year term of the agreement. The agreement includes milestone payments which are due if certain annualized and cumulative net sales thresholds are achieved. Royalty payments, based on a percentage of net sales revenue, continue for the term of the agreement.

Technology In-License Arrangements

To build its product pipeline, the Company acquires rights to develop and market pharmaceutical products from others. Under this approach, the Company may be required to pay up-front, development services and milestone fees. In addition, the Company may be required to pay royalties on net sales upon marketing the products. Within a period of time after providing notice, the Company generally may terminate its licenses. All material, noncancellable commitments were recognized as of December 31, 2001.

In August 2000, MGI entered into a License, Research and Development Agreement (the License Agreement) and a Stock Purchase Agreement (the Purchase Agreement) with MethylGene Inc. Under the Purchase Agreement, MGI purchased a minority investment in MethylGene for $3.8 million and made an additional purchase of MethylGene shares for $3.0 million in April 2001. Under the License Agreement, MethylGene granted MGI an exclusive, royalty-bearing license to develop and commercialize MG98 in North America for all therapeutic indications. The License Agreement also included a license for similar rights to small molecule inhibitors of DNA methyltransferase. In exchange, MGI agreed to make initial payments to MethylGene aggregating $5.7 million and agreed to purchase up to $6 million of research services from MethylGene. Milestone payments are payable to MethylGene based on achievement of development milestones for MG98 and other DNA methyltransferase inhibitors. MGI also agreed to pay royalties on annual net sales revenue related to MG98 and other DNA methyltransferase inhibitors. The term of the License Agreement extends until the later of the expiration of the last-to-expire patent that MGI has licensed or ten years after the first commercial sale of any licensed product. Either party may terminate the License Agreement in the event of a breach or bankruptcy by the other party. In addition, after the License Agreement has been in effect for two years, MGI may terminate the agreement on a licensed-product-by-licensed-product basis for any reason upon 90 days notice to MethylGene.

In January 2001, MGI entered into an agreement with Barr Laboratories, Inc. for the exclusive marketing and distribution rights for Mylocel(TM) (hydroxyurea) tablets in the United States. Mylocel tablets are approved for the treatment of melanoma, resistant chronic myelocytic leukemia, and recurrent, metastatic, or inoperable carcinoma of the ovary. MGI began marketing and distributing Mylocel tablets in March 2001. Under the terms of the agreement, Barr Laboratories receives payments based upon the product contribution derived from MGI's sale of product. MGI gave notice to terminate this agreement effective April 2002.

In April 2001, MGI obtained the exclusive North American license and distribution rights for palonosetron from Helsinn Healthcare SA. Palonosetron is a 5-HT3 antagonist with an extended half-life for the prevention of chemotherapy-induced nausea and vomiting which has completed its Phase 3 clinical trials. The $11 million in upfront payments made by MGI were funded using the $5 million deposit made upon the execution of the letter of intent in October 2000, $3 million in cash paid in April 2001, and $3 million of MGI's common shares delivered in April 2001. An additional $2 million milestone was paid in October 2001. Milestone payments aggregating to $25 million will become payable upon achievement of underlying development objectives, culminating with marketing approval of palonosetron in the United States. Under the terms of the agreement, MGI placed $4 million into an escrow account to fund the next milestone payment. Helsinn will continue to fund and conduct all development of palonosetron.

8.   Promotion Revenue

In 2001, MGI concluded its promotion agreement with Pharmacia for the co-promotion of Azulfidine EN-tabs(R) (sulfasalazine delayed release tablets, USP) Enteric-coated. MGI did not recognize any promotion revenue under this agreement.

In September 2000, MGI concluded its promotion agreement with Connetics Corporation for the promotion of Ridaura(R) (auranofin). Under the terms of the agreement, MGI recognized $750,000 per quarter through September 30, 2000 for making a minimum number of sales calls related to this rheumatology product.

In March 1999, MGI concluded its promotion agreement with Schein Pharmaceutical, Inc. for the promotion of INFeD(R) (iron dextran injection). Under the agreement, the Company recognized a final minimum quarterly promotion fee of $125,000 in the first quarter of 1999, and smaller promotion fees based upon product sales amounts for the remaining three quarters of 1999.

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

10.  Stockholders' Equity

Stock Offerings

In May 2000, the Company completed a public offering of 1,000,000 newly issued shares of common stock at $18 per share. The net proceeds to the Company, after fees and expenses, were $16,448,138.

In May 2001, the Company completed a sale of 4,000,000 newly issued shares of common stock to U.S. Bancorp Piper Jaffray Inc., which offered the shares at the public offering price of $8 per share. The net proceeds to the Company, after fees and expenses, were $29,168,655.

In October 2001, the Company completed a private placement of 3,025,000 newly issued shares of common stock to accredited investors at $11 per share. The net proceeds to the Company, after fees and expenses, were $31,116,962.

In November 2001, the Company completed a sale of 900,000 newly issued shares of common stock to U.S. Bancorp Piper Jaffray Inc., which offered the shares at the public offering price of $13.25 per share. The net proceeds to the Company, after fees and expenses, were $11,831,843.

Stock Incentive Plans

Under stock incentive plans, designated persons (including officers, employees, directors and consultants) have been or may be granted rights to acquire Company common stock. These rights include stock options and other equity rights. At December 31, 2001, 3,667,977 shares of common stock remain reserved for issuance, of which 283,649 shares remain available for grant.

Stock options become exercisable over varying periods and expire up to ten years from the date of grant. Options may be granted in the form of incentive stock options or nonqualified stock options. The option price for incentive stock options cannot be less than fair market value on the date of the grant. The option price for nonqualified stock options may be set by the board of directors.

Stock option activity in the three years ended December 31, 2001 is summarized as follows:

                                          Number of             Average Price
                                           Shares                 Per Share
                                     -------------------    --------------------

Outstanding at December 31, 1998              2,187,476                   $6.33
     Granted                                    548,711                   11.78
     Exercised                                (386,006)                    5.21
     Canceled                                 (246,047)                    9.77
                                     -------------------

Outstanding at December 31, 1999              2,104,134                    7.56
     Granted                                    713,040                   20.76
     Exercised                                (503,036)                    8.05
     Canceled                                  (50,372)                   13.08
                                     -------------------

Outstanding at December 31, 2000              2,263,766                   11.48
     Granted                                  1,373,919                   13.47
     Exercised                                (175,885)                    4.91
     Canceled                                  (77,472)                   17.27
                                     -------------------

Outstanding at December 31, 2001              3,384,328                  $12.49
                                     ===================

The following table summarizes information concerning options outstanding and exercisable at December 31, 2001:

                                                          Options
                                                        Outstanding                                Options Exercisable
                                    -------------------------------------------------         ------------------------------
                                                      Weighted        Weighted                                 Weighted
                                                      Average         Average                                  Average
                                    Number            Remaining       Exercise                Number           Exercise
Range of Exercise Price             Outstanding       Life            Price                   Exercisable      Price
---------------------------------   ----------------  --------------  ---------------         ---------------- -------------
$3.38-$4.38                                 369,118            5.51            $3.93                  313,435         $3.93
$4.44-$6.00                                 432,959            4.52            $4.98                  425,509         $4.97
$7.00-$10.13                                188,234            8.40            $9.13                   46,519         $8.02
$10.25                                      489,933            9.16           $10.25                    6,000        $10.25
$10.31-$12.94                               476,609            7.23           $11.73                  212,281        $11.78
$13.00-$16.44                               571,075            7.55           $15.91                  181,537        $15.33
$16.69-$17.94                               636,400            9.01           $16.77                   10,000        $16.75
$18.25-$51.50                               220,000            8.14           $29.96                   59,990        $29.15
                                    ----------------                                          ----------------
Total                                     3,384,328            7.49           $12.49                1,255,271         $8.75
                                    ================                                          ================

Employee Stock Purchase Plan

Under the Company's employee stock purchase plan, substantially all employees may purchase shares of common stock at the end of semi-annual purchase periods at a price equal to the lower of 85 percent of the stock's fair market value on the first or last day of that period. Plan funding occurs throughout the purchase period by pre-elected payroll deductions of up to 15 percent of regular pay. No compensation expense results from the plan. Shares issued under the plan were 18,189, 25,077 and 45,457 at average prices of $8.90, $12.47 and $10.43 per share in 1999, 2000 and 2001, respectively. At December 31, 2001, 56,444 shares remain reserved for future issuance under the plan.

Fair Value of Stock Plans

The Company applies APB Opinion No. 25 in accounting for its stock incentive plans for designated persons and, accordingly, as all grants are made at or above the market price on the date of the grant, no compensation cost has been recognized in the financial statements for employee and director stock options granted under its stock plans. Had the Company determined compensation cost based on the fair value at the grant date for its stock options and the fair value of the discount related to the employee stock purchase plan under SFAS 123, the Company's net income (loss) would have been reported as shown below:

                                              1999                2000                2001
                                        ------------------  -----------------  -------------------
Net income (loss):
     As reported                               $4,731,499      ($19,453,822)        ($34,825,322)
     Pro forma                                 $2,853,476      ($24,856,197)        ($43,909,133)

Net income (loss) per common share:
     As reported diluted                            $0.30            ($1.22)              ($1.74)
     Pro forma diluted                              $0.18            ($1.55)              ($2.20)

The per share weighted-average fair value of stock options granted during 1999, 2000 and 2001 was $6.50, $14.03 and $9.00, respectively, on the date of grant, using the Black-Scholes option-pricing model with the following weighted-average assumptions:

                                   1999             2000             2001
                               ---------------  --------------  ----------------
Expected dividend yield                    0%              0%                0%
Risk-free interest rate                 5.00%           4.80%             4.30%
Annualized volatility                    0.60            0.80              0.80
Expected life, in years                     5               5                 5

Retirement Savings Plan. The Company's retirement savings plan conforms to
Section 401(k) of the Internal Revenue Code and participation is available to substantially all employees. Under the savings plan, participants may contribute a percentage of their eligible compensation for investment in Company common stock or other investment vehicles. The Company matches a portion of employees' contributions and may also make discretionary contributions ratably to all eligible employees. Company contributions are made in the form of Company common stock and become fully vested when an employee attains five years of service. Participants may direct the investment of Company contributions to any of the plan's investment options after full vesting of those contributions. Contribution expense was $362,087, $315,993 and $836,507 in 1999, 2000 and 2001,
respectively. The Company had 178,568 shares reserved for future issuance under the savings plan at December 31, 2001.

Preferred Stock. At December 31, 2001, 10,000,000 shares of preferred stock remained issuable. Issuance is subject to board of directors' action.

Other. At December 31, 2001, 100,000 shares remain registered for sale from shelf registration statements that were filed for 5 million shares with the Securities and Exchange Commission. These remaining shares pertain to an option that we granted to Ramius Securities to purchase 100,000 shares of our common stock at prices ranging from $16.95 to $24.72 per share. This option, which expires on February 28, 2003, relates to a financing facility with Ramius Securities, LLC, and Ramius Capital Group, LLC. Upon depletion of the shares available from the shelf registration, and absent current plans to utilize the Ramius financing facility, we expensed all deferred financing costs related to this facility in the fourth quarter of 2001. We recognized a non-cash charge of $516,604 in selling, general and administrative expense for the value of the stock option as determined at the initiation of the financing facility.

11.  MGI Funded Retirement Trust

The Company sponsors a money purchase retirement plan covering substantially all employees. Under the plan, the Company contributes a percentage of participating employees' eligible compensation.

Company contributions resulted in expense of $203,724, $184,634 and $367,881 in 1999, 2000 and 2001, respectively.

12.  Income Taxes

The provision for income taxes differs from statutory federal income tax rates in the years ended December 31, 1999, 2000 and 2001 as follows:

                                                     1999            2000            2001
                                             ------------    ------------    ------------
Statutory federal income tax rate            $  1,717,867    ($ 3,367,082)   ($11,840,609)
Foreign tax                                       145,200          97,680              --
Valuation allowance change                     (1,833,215)      3,857,787      14,248,689
Research activities credit                       (172,570)       (255,380)       (791,797)
Orphan drug credit                               (386,357)       (993,878)     (1,868,469)
State income taxes, net of federal benefit        126,314        (247,579)       (870,633)
Net operating loss expiration                     484,007       1,052,891       1,193,570
Other                                             239,805           3,561         (70,751)
                                             ------------    ------------    ------------
                                             $    321,051    $    148,000    $          0
                                             ============    ============    ============

Deferred taxes as of December 31, 2000 and 2001 consist of the following:

                                                       2000            2001
                                                   ------------    ------------
Deferred tax assets:
Receivable allowances                              $     59,467    $     44,024
Inventory allowances                                      7,777         116,472
Product return allowance                                225,288         361,286
Miscellaneous accrued expenses                           79,180         480,068
Deferred revenue                                      4,017,699       3,983,478
Amortization of intangibles                              22,162         288,107
Net operating loss carryforward                      32,046,857      43,014,788
Research credit carryforward                          2,600,581       3,392,378
Orphan drug credit                                    2,115,265       3,983,734
Alternative minimum tax credit carryforward              48,295         100,270
                                                   ------------    ------------
                                                     41,222,571      55,764,605
Less valuation allowance                            (41,157,794)    (55,589,132)
                                                   ------------    ------------
                                                   $     64,777    $    175,473
                                                   ============    ============
Deferred tax liabilities:
Tax depreciation greater than book                 $     64,777    $    175,473
                                                   ============    ============

The Company maintains a valuation allowance to fully reserve against its deferred tax assets due to uncertainty over the ability to realize these assets. As of December 31, 2000 and December 31, 2001, the valuation allowances were $41,157,794 and $55,589,132, respectively. Of these amounts, $4,652,978 for the year ended December 31, 2000, and $4,835,626 for the year ended December 31, 2001, were attributable to increases in the net operating loss carryover resulting from the exercise of stock options. These amounts will be recorded as a credit to additional paid-in capital if it is determined in the future that this portion of the valuation allowance is no longer required.

At December 31, 2001, the Company had net operating loss carryforwards of approximately $114,700,000 for federal income tax purposes, which continue expiring in 2002. The Company also had a credit for alternative minimum tax of $100,270 which has no expiration date. Additionally, the Company had research credit carryforwards of approximately $3,392,000, and orphan drug credit carryforwards of approximately $3,984,000 which continue expiring in 2002.

13.  Income (Loss) Per Common Share

Income (loss) per share for the years ended December 31, 1999, 2000 and 2001 is based on weighted average shares outstanding as summarized in the following table:

Year Ended December 31,                            1999         2000         2001
-----------------------                         ----------   ----------   ----------
Weighted-average shares -- basic                14,742,151   15,990,459   19,985,192
Effect of dilutive stock options                   890,969           --           --
                                                ----------   ----------   ----------
Weighted-average shares  -- assuming dilution
                                                15,633,120   15,990,459   19,985,192
                                                ==========   ==========   ==========

The total number of options excluded from the calculation of potentially dilutive securities either because the exercise price exceeded the average market price or because their inclusion in a calculation of net loss per share would have been anti-dilutive were 232,087, 2,263,766 and 3,384,328 for 1999, 2000 and 2001, respectively.

14.  Related Party Transactions

One of the Company's directors, who became a director in May 1998, is the managing partner of Boston Healthcare Associates, a biotechnology consulting partner for the Company. The Company made payments to Boston Healthcare of $87,000, $172,000 and $101,000 in 1999, 2000 and 2001, respectively.
Transactions with Boston Healthcare were in the ordinary course of business at prices comparable to transactions with other companies.

15.  Segment and Geographical Information

The Company operates in a single operating segment of specialty pharmaceuticals. Essentially all of its assets are located in the United States. Operating revenues attributable to the U.S. and foreign customers in the years ended December 31, 1999, 2000 and 2001 are as follows:

                                     1999              2000              2001
                                 -----------       -----------       -----------

United States                    $21,229,185       $23,259,190       $30,573,044
Japan                              2,476,474         1,154,315           701,033
Other Foreign                        979,829           799,068         1,679,743
                                 -----------       -----------       -----------
                                 $24,685,488       $25,212,573       $32,953,820
                                 ===========       ===========       ===========

Other foreign areas include Canada, Colombia, Egypt, Europe, Hong Kong (Peoples' Republic of China), Israel, Korea, Singapore and Taiwan.

16.  Product Acquisition

On November 21, 2000, MGI acquired certain assets and assumed certain liabilities related to the business associated with the product Hexalen (altretamine) capsules from MedImmune, Inc. The $7,091,870 excess of the $7.2 million purchase price over the $108,130 fair value of the net assets acquired was allocated to intangible assets. Amortization is recognized as the greater of the amount computed on a straight-line basis over six years, which is the estimated commercial life of Hexalen capsules, or in proportion to the actual product contribution compared to the estimated product contribution over the estimated commercial life of Hexalen capsules. Under the terms of the agreement, royalties are due to MedImmune on quarterly net sales of Hexalen capsules for a period of ten years.

17.  Research and Development Expense

Research and development expense for the years ended December 31, 1999, 2000 and 2001 consists of the following:

                                     1999              2000              2001
                                 -----------       -----------       -----------
License payments                 $    50,000       $ 5,975,000       $13,066,250
Other research and development     6,627,435        11,266,217        23,035,123
                                 -----------       -----------       -----------
                                 $ 6,677,435       $17,241,217       $36,101,373
                                 ===========       ===========       ===========

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors
MGI Pharma, Inc.:

     We have audited the accompanying balance sheets of MGI Pharma, Inc. as of December 31, 2001 and 2000, and the related statements of operations, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of MGI Pharma, Inc. as of December 31, 2001 and 2000, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America.

                                          /s/ KPMG LLP

     February 8, 2002

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

                                    PART III

Item 10.      Directors and Executive Officers of the Registrant

The information contained under the headings "Election of Directors" and "Executive Officers of the Company" of our Proxy Statement for our 2002 Annual Meeting of Shareholders, to be held on May 14, 2002 (the "Proxy Statement"), is incorporated herein by reference.

Item 11.      Executive Compensation

The information contained under the heading "Executive Compensation" of the Proxy Statement is incorporated herein by reference, other than the subsection thereunder entitled "Report of Compensation Committee."

Item 12.      Security Ownership of Certain Beneficial Owners and Management

The information contained under the heading "Security Ownership of Certain Beneficial Owners and Management" of the Proxy Statement is incorporated herein by reference.

Item 13.      Certain Relationships and Related Transactions

None.

                                     PART IV

Item 14.      Exhibits, Financial Statement Schedules and Reports on Form 8-K

                                                              Page in this
(a)      1.       Financial Statements                        Annual Report
                  --------------------                        -------------

                  Balance Sheets at
                  December 31, 2000 and 2001                               40


                  Statements of Operations
                  for the Years Ended December 31,
                  1999, 2000 and 2001                                      41


                  Statements of Cash Flows
                  for the Years Ended December 31,
                  1999, 2000 and 2001                                      42


                  Statements of Stockholders'
                  Equity for the Years Ended December 31,
                  1999, 2000 and 2001                                      43

                  Notes to Financial Statements                            44

                  Independent Auditors' Report                             59



         2.       Financial Statement Schedules

                  Independent Auditors' Report on
                  Financial Statement Schedule                             66

                  Schedule II - Valuation and Qualifying Accounts          67

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

*10.6 1999 Nonemployee Director Stock Option Plan (Incorporated by reference to Exhibit 10.7 to the Company's Annual Report on Form 10-K for the year ended December 31, 1999, as amended by Form 10-K/A-1 filed on March 31, 2000 and Form 10-K/A-2 filed on February 14, 2001).

*10.7 Stock Acquisition Assistance Loan Program (Incorporated by reference to Exhibit 10.6 to the Company's Annual Report on Form 10-K for the year ended December 31, 1994).

*10.8 1997 Stock Incentive Plan (Incorporated by reference to Exhibit 10.8 to the Company's Annual Report on Form 10-K for the year ended December 31, 1996).

*10.9 Termination Agreement, dated as of January 2, 1999 with Charles N. Blitzer (Incorporated by reference to Exhibit 10.11 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998).

10.10 Trademark License Agreement, dated as of December 31, 1989, between the Company and Norwich Eaton Pharmaceutical, Inc. (Incorporated by reference to Exhibit 10.16 to the Company's Annual Report on Form 10-K for the year ended December 31, 1994).

**10.11 Supply and License Agreement, dated March 19, 1992, among E Merck Fine Chemicals Division, EM Industries and the Company (Incorporated by reference to Exhibit 10.23 to the

          Company's Annual Report on Form 10-K for the year ended December 31,
          1997).

10.12 Development, Marketing and Cooperation Agreement, dated October 23, 1995, between the Company and Dainippon Pharmaceutical Co., Ltd. (Incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995).

10.13 Manufacturing Agreement, dated December 12, 1995, between the Company and Global Pharm, Inc. (now known as Patheon Inc.). (Incorporated by reference to Exhibit 10.25 to the Company's Annual Report on Form 10-K for the year ended December 31, 1995).

**10.14 Exclusive License Agreement, dated August 31, 1993, between the Company and The Regents of the University of California (Incorporated by reference to Exhibit 10.25 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998).

*10.15 Termination Agreement, dated as of September 14, 1999, with William C. Brown (Incorporated by reference to Exhibit 10.18 to the Company's Annual Report on Form 10-K for the year ended December 31, 1999, as amended by Form 10-K/A-1 filed on March 31, 2000 and Form 10-K/A-2 filed on February 14, 2001).

*10.16 Termination Agreement, dated as of September 27, 1999, with Leon O. Moulder, Jr. (Incorporated by reference to Exhibit 10.19 to the Company's Annual Report on Form 10-K for the year ended December 31, 1999, as amended by Form 10-K/A-1 filed on March 31, 2000 and Form 10-K/A-2 filed on February 14, 2001).

10.17 Lease Agreement, dated April 19, 1999, with West Bloomington Center LLC (Incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999).

**10.18 Co-Exclusive Marketing Agreement, dated June 29, 1999, between the Company and Pharmacia & Upjohn Company (now known as Pharmacia Corporation) (Incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30,
          1999).

**10.19 License Agreement, dated December 14, 1999, between the Company and Kissei Pharmaceutical Co., Ltd. (Incorporated by reference to Exhibit
          10.26 to the Company's Annual Report on Form 10-K for the year ended December 31, 1999, as amended by Form 10-K/A-1 filed on March 31, 2000 and Form 10-K/A-2 filed on February 14, 2001).

10.20 License Agreement, dated as of April 11, 2000, by and between the Company and CIBA Vision AG (Incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000).

**10.21 License, Research and Development Agreement, dated as of August 5, 2000, by and between the Company and MethylGene, Inc. (Incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000).

10.22 Stock Purchase Agreement, dated as of August 5, 2000, by and between the Company and MethylGene, Inc. (Incorporated by reference to Exhibit
          10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000).

**10.23 Asset Purchase Agreement, dated as of October 26, 2000, by and between MedImmune Oncology, Inc. and the Company (Incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000).

10.24 Lease Agreement, dated January 3, 2001, by and between Liberty Property Limited Partnership and the Company (Incorporated by reference to Exhibit 10.31 to the Company's Annual Report on Form 10-K for the year ended December 31, 2000).

10.25 Common Stock Underwriting Agreement, dated as of February 28, 2001, between Ramius Securities, LLC and the Company (Incorporated by reference to Exhibit 1.1 to the Company's Current Report on Form 8-K filed on March 1, 2001).

10.26 Stand-By Purchase Agreement, dated as of February 28, 2001, between Ramius Capital Group, LLC and the Company (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on March 1, 2001).

**10.27 License Agreement, dated as of April 6, 2001, between Helsinn Healthcare SA and the Company (Incorporated by reference to Exhibit
          99.1 to the Company's Current Report on Form 8-K filed on April 25,
          2001).

**10.28 Supply and Purchase Agreement, dated as of April 6, 2001, between Helsinn Birex Pharmaceuticals Ltd. and the Company (Incorporated by reference to Exhibit 99.2 to the Company's Current Report on Form 8-K filed on April 25, 2001).

*10.29    Termination Agreement, dated as of January 16, 2001 with John
          McDonald.

23        Consent of KPMG LLP.

99 Cautionary Statements under the Private Securities Litigation Reform Act of 1995.

* Items that are management contracts or compensatory plans or arrangements required to be filed as an exhibit pursuant to Item 14(c) of this Form 10-K.

** Pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended, confidential portions of Exhibits 10.11, 10.14, 10.18, 10.19, 10.21, 10.23, 10.27 and 10.28 have been deleted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment.

(b)  Reports on Form 8-K

     We filed a report on Form 8-K on November 29, 2001 reporting under Item 5 the execution of an agreement with U.S. Bancorp Piper Jaffray for the sale of 900,000 shares of our common stock in a public offering.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  March  28, 2002           MGI PHARMA, INC.

                                         By /s/Charles N. Blitzer
                                           -----------------------
                                           Charles N. Blitzer, President, Chief
                                           Executive Officer and Director

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

             Signature                                      Title                               Date
             ---------                                      -----                               ----
/s/Charles N. Blitzer                         President, Chief Executive Officer
------------------------------------          (principal executive officer) and            March 28, 2002
Charles N. Blitzer                            Director


/s/William C. Brown                           Chief Financial Officer (principal
------------------------------------          financial and accounting officer)            March 28, 2002
William C. Brown


/s/Andrew J. Ferrara                          Director
------------------------------------
Andrew J. Ferrara                                                                          March 25, 2002


/s/Hugh E. Miller                             Director
------------------------------------
Hugh E. Miller                                                                             March 19, 2002


/s/Philip S. Schein, M.D.                     Director
------------------------------------
Philip S. Schein, M.D.                                                                     March 25, 2002


/s/David B. Sharrock                          Director
------------------------------------
David B. Sharrock                                                                          March 25, 2002


/s/Lee J. Schroeder                           Director
------------------------------------
Lee J. Schroeder                                                                           March 25, 2002


/s/Arthur L. Weaver, M.D.                     Director                                     March 25, 2002
------------------------------------
Arthur L. Weaver, M.D.

                          INDEPENDENT AUDITORS' REPORT
                         ON FINANCIAL STATEMENT SCHEDULE



The Board of Directors and Shareholders
MGI PHARMA, Inc.:



Under date of February 8, 2002, we reported on the balance sheets of MGI PHARMA, Inc. as of December 31, 2001 and 2000, and the related statements of operations, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 2001, as included in MGI PHARMA, Inc.'s Annual Report on Form 10-K for the fiscal year ended December 31, 2001. In connection with our audits of the aforementioned financial statements, we also audited the related financial statement schedule as listed in the accompanying index (see item 14(a)(2)). This financial statement schedule is the responsibility of MGI PHARMA, Inc.'s management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                     /s/ KPMG LLP



Minneapolis, Minnesota
February 8, 2002

                  Schedule II Valuation and Qualifying Accounts

                                MGI PHARMA, INC.
                        VALUATION AND QUALIFYING ACCOUNTS

                                Balance at       Charged to      Charged to
                                Beginning        Costs and         Other          Deductions        End of
         Description            of Period         Expenses        Accounts           (1)            Period
                               -------------    -------------   -------------    -------------   -------------
Year ended December 31, 1999
  Deducted from asset accounts:
     Accounts receivable
       allowance............. $      97,960    $     407,025   $          --    $     376,214   $     128,771

Year ended December 31, 2000
  Deducted from asset accounts:
     Accounts receivable
       allowance............. $     128,771    $     470,283   $          --    $     440,475   $     158,579

Year ended December 31, 2001
  Deducted from asset accounts:
     Accounts receivable
       allowance............. $     158,579    $     670,963   $          --    $     712,145   $     117,397


(1) Discounts by customers, or write-off of uncollectible accounts, net of recoveries.

                                  EXHIBIT INDEX
                                MGI PHARMA, INC.

                           Annual Report on Form 10-K
                                       For
                          Year Ended December 31, 2001

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

*10.6 1999 Nonemployee Director Stock Option Plan (Incorporated by reference to Exhibit 10.7 to the Company's Annual Report on Form 10-K for the year ended December 31, 1999, as amended by Form 10-K/A-1 filed on March 31, 2000 and Form 10-K/A-2 filed on February 14, 2001).

*10.7 Stock Acquisition Assistance Loan Program (Incorporated by reference to Exhibit 10.6 to the Company's Annual Report on Form 10-K for the year ended December 31, 1994).

*10.8 1997 Stock Incentive Plan (Incorporated by reference to Exhibit 10.8 to the Company's Annual Report on Form 10-K for the year ended December 31, 1996).

*10.9 Termination Agreement, dated as of January 2, 1999 with Charles N. Blitzer (Incorporated by reference to Exhibit 10.11 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998).

10.10 Trademark License Agreement, dated as of December 31, 1989, between the Company and Norwich Eaton Pharmaceutical, Inc. (Incorporated by reference to Exhibit 10.16 to the Company's Annual Report on Form 10-K for the year ended December 31, 1994).

**10.11 Supply and License Agreement, dated March 19, 1992, among E Merck Fine Chemicals Division, EM Industries and the Company (Incorporated by reference to Exhibit 10.23 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997).

10.12 Development, Marketing and Cooperation Agreement, dated October 23, 1995, between the Company and Dainippon Pharmaceutical Co., Ltd. (Incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995).

10.13 Manufacturing Agreement, dated December 12, 1995, between the Company and Global Pharm, Inc. (now known as Patheon Inc.). (Incorporated by reference to Exhibit 10.25 to the Company's Annual Report on Form 10-K for the year ended December 31, 1995).

**10.14 Exclusive License Agreement, dated August 31, 1993, between the Company and The Regents of the University of California (Incorporated by reference to Exhibit 10.25 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998).

*10.15 Termination Agreement, dated as of September 14, 1999, with William C. Brown (Incorporated by reference to Exhibit 10.18 to the Company's Annual Report on Form 10-K for the year ended December 31, 1999, as amended by Form 10-K/A-1 filed on March 31, 2000 and Form 10-K/A-2 filed on February 14, 2001).

*10.16 Termination Agreement, dated as of September 27, 1999, with Leon O. Moulder, Jr. (Incorporated by reference to Exhibit 10.19 to the Company's Annual Report on Form 10-K for the year ended December 31, 1999, as amended by Form 10-K/A-1 filed on March 31, 2000 and Form 10-K/A-2 filed on February 14, 2001).

10.17 Lease Agreement, dated April 19, 1999, with West Bloomington Center LLC (Incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999).

**10.18 Co-Exclusive Marketing Agreement, dated June 29, 1999, between the Company and Pharmacia & Upjohn Company (now known as Pharmacia Corporation) (Incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30,
          1999).

**10.19 License Agreement, dated December 14, 1999, between the Company and Kissei Pharmaceutical Co., Ltd. (Incorporated by reference to Exhibit
          10.26 to the Company's Annual Report on Form 10-K for the year ended December 31, 1999, as amended by Form 10-K/A-1 filed on March 31, 2000 and Form 10-K/A-2 filed on February 14, 2001).

10.20 License Agreement, dated as of April 11, 2000, by and between the Company and CIBA Vision AG (Incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000).

**10.21 License, Research and Development Agreement, dated as of August 5, 2000, by and between the Company and MethylGene, Inc. (Incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000).

10.22 Stock Purchase Agreement, dated as of August 5, 2000, by and between the Company and MethylGene, Inc. (Incorporated by reference to Exhibit
          10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000).

**10.23 Asset Purchase Agreement, dated as of October 26, 2000, by and between MedImmune Oncology, Inc. and the Company (Incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000).

10.24 Lease Agreement, dated January 3, 2001, by and between Liberty Property Limited Partnership and the Company (Incorporated by reference to Exhibit 10.31 to the Company's Annual Report on Form 10-K for the year ended December 31, 2000).

10.25 Common Stock Underwriting Agreement, dated as of February 28, 2001, between Ramius Securities, LLC and the Company (Incorporated by reference to Exhibit 1.1 to the Company's Current Report on Form 8-K filed on March 1, 2001).

10.26 Stand-By Purchase Agreement, dated as of February 28, 2001, between Ramius Capital Group, LLC and the Company (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on March 1, 2001).

**10.27 License Agreement, dated as of April 6, 2001, between Helsinn Healthcare SA and the Company (Incorporated by reference to Exhibit
          99.1 to the Company's Current Report on Form 8-K filed on April 25,
          2001).

**10.28 Supply and Purchase Agreement, dated as of April 6, 2001, between Helsinn Birex Pharmaceuticals Ltd. and the Company (Incorporated by reference to Exhibit 99.2 to the Company's Current Report on Form 8-K filed on April 25, 2001).

*10.29    Termination Agreement, dated as of January 16, 2001 with John
          McDonald.

23        Consent of KPMG LLP.

99 Cautionary Statements under the Private Securities Litigation Reform Act of 1995.

* Items that are management contracts or compensatory plans or arrangements required to be filed as an exhibit pursuant to Item 14(c) of this Form 10-K.

** Pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended, confidential portions of Exhibits 10.11, 10.14, 10.18, 10.19, 10.21, 10.23, 10.27 and 10.28 have been deleted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment.