Form 10-Q
period 2002-03-31
MGI PHARMA INC
filed 2002-05-15
CIK 702131

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                 to
                               -------------------------------    -------------

Commission File Number: 0-10736

                                MGI PHARMA, INC.
                                ----------------
             (Exact name of registrant as specified in its charter)

                   Minnesota                                             41-1364647
---------------------------------------------------      ----------------------------------------------------
 (State or other jurisdiction of incorporation or         (I.R.S. employer identification number)
                    organization)

             5775 West Old Shakopee Road
                      Suite 100
             Bloomington, Minnesota 55437                               (952) 346-4700
------------------------------------------------------   ----------------------------------------------------
 (Address of principal executive offices and zip code)   (Registrant's telephone number, including area code)

Indicate by check mark, whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
Yes  X  No
           ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

  Common Stock, $.01 par value                        25,058,146 shares
-----------------------------------         ------------------------------------
            (Class)                             (Outstanding at May 13, 2002)

                                MGI PHARMA, INC.

                                 FORM 10-Q INDEX

                                                               Page
                                                              Number
                                                              ------

PART I. FINANCIAL INFORMATION

   Item 1. Financial Statements (Unaudited)

                 Balance Sheets - December 31, 2001
                 and March 31, 2002                              3

                 Statements of Operations - Three Months
                 Ended March 31, 2001 and 2002                   5

                 Statements of Cash Flows - Three Months
                 Ended March 31, 2001 and 2002                   6

                 Notes to Financial Statements                   7

   Item 2. Management's Discussion and Analysis of
              Financial Condition and Results of Operations     11

   Item 3. Quantitative and Qualitative Disclosure About
              Market Risk                                       14

PART II. OTHER INFORMATION

   Item 1. Legal Proceedings                                    15

   Item 2. Changes in Securities and Use of Proceeds            15

   Item 3. Defaults Upon Senior Securities                      15

   Item 4. Submission of Matters to a Vote of Security          15
              Holders

   Item 5. Other Information                                    15

   Item 6. Exhibits and Reports on Form 8-K                     15

SIGNATURES                                                      16

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements
----------------------------

                                MGI PHARMA, INC.

                                 BALANCE SHEETS

                                   (unaudited)

                                       December 31,      March 31,
                                           2001            2002
                                       ------------     -----------
ASSETS
------

Current assets:
   Cash and cash equivalents           $40,699,408      $33,043,695
   Cash  - restricted                    4,000,000        4,000,000
   Short-term marketable investments    30,006,144       31,978,670
   Receivables, less allowances of
      $117,397 and $140,990              1,829,654        2,910,283
   Inventories                           1,500,054        1,198,356
   Prepaid expenses                        246,739          722,939
                                       -----------      -----------

      Total current assets              78,281,999       73,853,943

Equipment and furniture, at cost
   less accumulated depreciation of
   $1,322,559 and $1,468,961             3,325,334        3,352,938

Long-term marketable investments         3,006,928               --

Long-term equity investments             6,800,000        6,800,000

Intangible assets, at cost
   less accumulated amortization of
   $1,280,476 and $1,575,971             5,811,394        5,515,899

Other assets                               442,368          461,368
                                       -----------      -----------

Total assets                           $97,668,023      $89,984,148
                                       ===========      ===========

(Continued)

BALANCE SHEETS
(Unaudited)
Page 2

                                        December 31,     March 31,
                                           2001            2002
                                       -------------   -------------
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Current liabilities:
   Accounts payable                    $   1,674,412   $   1,415,721
   Accrued expenses                       12,609,838      10,305,554
   Deferred revenue                          794,383         794,383
   Other current liabilities                  21,857         180,066
                                       -------------   -------------

      Total current liabilities           15,100,490      12,695,724
                                       -------------   -------------

Noncurrent liabilities:
   Long-term deposit payable               3,750,000       4,300,000
   Deferred revenue                        9,828,223       9,629,627
   Other noncurrent liabilities               54,599          69,191
                                       -------------   -------------

      Total noncurrent liabilities        13,632,822      13,998,818
                                       -------------   -------------

      Total liabilities                   28,733,312      26,694,542
                                       -------------   -------------

Stockholders' equity:
   Preferred stock, 10,000,000
      authorized and unissued shares
   Common stock, $.01 par value,
      30,000,000 authorized shares,
      25,005,050 and 25,048,844
      issued shares                          250,051         250,488
   Additional paid-in capital            192,060,653     192,707,680
   Accumulated deficit                  (123,375,993)   (129,668,562)
                                       -------------   -------------

      Total stockholders' equity          68,934,711      63,289,606
                                       -------------   -------------

Total liabilities and
   stockholders' equity                $  97,668,023   $  89,984,148
                                       =============   =============

----------

See accompanying notes to financial statements.

                                MGI PHARMA, INC.

                            STATEMENTS OF OPERATIONS

                                   (Unaudited)

                                            Three Months Ended
                                                 March 31,
                                         -------------------------
                                            2001          2002
                                         -----------   -----------

Revenues:
   Sales                                 $ 6,984,108   $ 5,302,773
   Licensing                                 591,669       499,099
                                         -----------   -----------
                                           7,575,777     5,801,872

Costs and Expenses:
   Cost of sales                             789,353       685,829
   Selling, general and administrative     6,492,775     7,170,326
   Research and development                3,553,818     4,262,662
   Amortization                              295,494       295,495
                                         -----------   -----------
                                          11,131,440    12,414,312
                                         -----------   -----------

Loss from operations                      (3,555,663)   (6,612,440)

Interest income                              436,166       319,870
                                         -----------   -----------

Net loss                                 $(3,119,497)  $(6,292,570)
                                         ===========   ===========

Net loss per common share:
      Basic                              $     (0.19)  $     (0.25)

      Assuming dilution                  $     (0.19)  $     (0.25)

Weighted average number of
   common shares outstanding:
      Basic                               16,532,670    25,033,952

      Assuming dilution                   16,532,670    25,033,952

----------

See accompanying notes to financial statements.

                                MGI PHARMA, INC.

                            STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                                      Three Months Ended March 31,
                                                      ----------------------------
                                                          2001          2002
                                                       -----------   -----------
OPERATING ACTIVITIES:
Net loss                                               $(3,119,497)  $(6,292,570)
Adjustments for non-cash items:
  Depreciation and intangible amortization                 419,996       508,822
  Benefit plan contribution                                 88,580       135,608
  Noncash consulting payments                                7,500         2,500
  Other                                                         --        15,383
Change in operating assets and liabilities:
  Receivables                                           (1,117,550)   (1,080,629)
  Inventories                                             (111,689)      301,698
  Prepaid expenses                                         (88,348)     (476,200)
  Accounts payable and accrued expenses                 (1,099,086)     (899,512)
  Deferred revenue                                        (182,971)     (198,596)
  Other current liabilities                                156,449       158,209
                                                       -----------   -----------

Net cash used in operating activities                   (5,046,616)   (7,825,287)
                                                       -----------   -----------

INVESTING ACTIVITIES:
  Purchase of investments                               (3,447,500)   (4,923,608)
  Maturity of investments                               11,711,344     5,958,010
  Acquisition of Hexalen(R)capsules                     (1,200,000)   (1,200,000)
  Purchase of equipment and furniture                     (469,035)     (241,722)
  Other                                                         --       (19,000)
                                                       -----------   -----------

Net cash provided by (used in) investing activities      6,594,809      (426,320)
                                                       -----------   -----------

FINANCING ACTIVITIES:
  Receipt of deposit payable                               550,000       550,000
  Issuance of shares under stock
    plans                                                  151,825        45,894
                                                       -----------   -----------
Net cash provided by financing activities                  701,825       595,894
                                                       -----------   -----------
Increase (decrease) in cash and
  cash equivalents                                       2,250,018    (7,655,713)

Cash and cash equivalents at
  beginning of period                                   11,031,714    40,699,408
                                                       -----------   -----------

Cash and cash equivalents at
  end of period                                        $13,281,732   $33,043,695
                                                       ===========   ===========

Supplemental disclosure of cash information:
  Cash paid for income taxes                           $       500   $     4,250

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

We promote products directly to physician specialists in the United States using our own sales force. These products include our Salagen(R) tablets (pilocarpine hydrochloride), Hexalen(R) (altretamine) capsules and Didronel(R) (etidronate disodium) I.V. Infusion. Salagen Tablets are approved in the United States for two indications: the symptoms of dry mouth associated with radiation treatment in head and neck cancer patients and the symptoms of dry mouth associated with Sjogren's syndrome, an autoimmune disease that damages the salivary glands. Sales of Salagen Tablets in the United States accounted for 87 percent of our product sales during the first quarter of 2002. Hexalen capsules, which we began selling after we acquired the product from MedImmune, Inc. in November 2000, is an orally administered chemotherapeutic agent approved in the United States for treatment of refractory ovarian cancer patients. Didronel I.V. Infusion is approved for the treatment of hypercalcemia (elevated blood calcium) in late-stage cancer patients. We rely on third parties to manufacture our commercialized and development stage products.

In April 2001, we obtained the exclusive U.S. and Canadian license and distribution rights to palonosetron, a cancer supportive care product candidate for the prevention of chemotherapy-induced nausea and vomiting. We recently announced achievement of the primary end point for the palonosetron pivotal trials program. Our product development efforts include preclinical and clinical trials for irofulven, the lead product candidate in our novel family of proprietary cancer therapy compounds called the acylfulvenes. In April 2002, we stopped our Phase 3 trial of irofulven in advance-stage gemcitabine-refractory pancreatic cancer patients. We will continue our broad development for irofulven aimed at other tumor targets. We are also developing MG98 and other inhibitors of DNA methyltransferase for North American markets. DNA methyltransferase is an enzyme that has been associated with uncontrolled tumor growth. We also provide ongoing clinical support of Salagen Tablets.

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Accordingly, they do not include all of the footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal, recurring adjustments) considered necessary for fair presentation have been included. Interim results may not be indicative of annual results. Certain prior year amounts have been reclassified to conform with the current year presentation. For further information, refer to the financial statements and footnotes included in the Company's report on Form 10-K for the year ended December 31, 2001.

(2)  Loss Per Common Share
     ---------------------

Loss per share for the three month periods ended March 31, 2001 and 2002 is based on weighted average shares outstanding as summarized in the following table:

                                                 2001         2002
                                              ----------   ----------
Weighted-average shares - basic               16,532,670   25,033,952
Effect of dilutive stock options                      --           --
                                              ----------   ----------
Weighted-average shares - assuming dilution   16,532,670   25,033,952
                                              ==========   ==========

For loss periods, basic and diluted share amounts are identical, as the effect of potentially dilutive common stock is antidilutive.

(3)  Investments
     -----------

Because we have the intent and ability to hold our investments to maturity, they are considered held-to-maturity investments. As such, they are stated at amortized cost, which approximates estimated fair value. Short-term investments at December 31, 2001 and March 31, 2002 are summarized in the following table:

                                               2001          2002
                                            -----------   -----------
Medium-term notes                           $16,107,596   $16,054,409
Commercial paper                             13,898,548    12,899,171
Certificates of deposit                              --     3,025,090
                                            -----------   -----------
                                            $30,006,144   $31,978,670
                                            ===========   ===========

Long-term marketable investments at December 31, 2001, consist of certificates of deposit that mature in January 2003.

(4)  Inventories
     -----------

Inventories at December 31, 2001 and March 31, 2002 are summarized as follows:

                                                 2001         2002
                                              ----------   ----------
Raw materials and supplies                    $   50,458   $   37,302
Work in process                                  445,429      428,627
Finished products                              1,004,167      732,427
                                              ----------   ----------
                                              $1,500,054   $1,198,356
                                              ==========   ==========

Inventories are stated at the lower of cost or market. Cost is determined on a first-in, first-out basis.

(5)  Accrued Expenses
     ----------------

Accrued expenses at December 31, 2001 and March 31, 2002 are summarized in the following table:

                                                         2001           2002
                                                      -----------    -----------
Product development commitments                       $ 4,503,281    $ 5,201,506
Product return accrual                                    963,430        981,558
Bonuses                                                 1,774,916        773,136
Lease accrual                                             983,271        772,067
Hexalen Capsules business purchase obligation           1,200,000             --
Other accrued expenses                                  3,184,940      2,577,287
                                                      -----------    -----------
                                                      $12,609,838    $10,305,554
                                                      ===========    ===========

(6)  Stock Incentive Plans
     ---------------------

Under stock incentive plans, designated persons (including officers, directors, employees and consultants) are granted rights to acquire our common stock. These rights include stock options and other equity rights.

At March 31, 2002, 3,662,271 shares of common stock remain reserved for issuance, of which 224,851 remain available for grant. Options to purchase 3,437,420 shares of common stock were outstanding, of which 1,792,215 were exercisable. Options outstanding had a weighted average exercise price of $12.54 per share.

(7)  Stockholders' Equity
     --------------------

Changes in selected stockholders' equity accounts for the three months ended March 31, 2002 were as follows:

                                           Common Stock         Additional
                                      ----------------------     paid-in
                                        Shares     Par value     capital
                                      ----------   ---------   ------------
Balance at December 31, 2001          25,005,050    $250,051   $192,060,653
Exercise of stock options                  5,525          55         45,839
Employee retirement savings
   plan contribution                      38,088         381        598,690
Other issuances                              181           1          2,498
                                      ----------    --------   ------------
Balance at March 31, 2002             25,048,844    $250,488   $192,707,680
                                      ==========    ========   ============

At March 31, 2002, 100,000 shares remain registered for sale from shelf registration statements that were filed for 5 million shares with the Securities and Exchange Commission. These remaining shares pertain to an option that we granted to Ramius Securities to purchase 100,000 shares of our common stock at prices ranging from $16.95 to $24.72 per share. This option, which expires on February 28, 2003, relates to a financing facility with Ramius Securities, LLC, and Ramius Capital Group, LLC.

(8)  Leases
     ------

We lease office space under noncancellable lease agreements that contain renewal options and require us to pay operating costs, including property taxes, insurance and maintenance. In January 2001, we executed a lease agreement for new office space, beginning in May 2001. At March 31, 2002, we have an accrual of $772,067 for lease obligations for the former office space in excess of estimated sublease rental income. Future minimum lease payments under noncancellable leases, including both the current and former office spaces, are as follows:

Remainder of 2002      $1,253,000
2003                    1,601,000
2004                    1,622,000
2005                    1,498,000
2006                    1,229,000
Thereafter              1,776,000
Less Sublease Income     (502,022)
                       ----------
                       $8,476,978
                       ==========

(9)  Licensing Arrangements
     ----------------------

In April 2001, MGI obtained the exclusive North American license and distribution rights for palonosetron, from HELSINN Healthcare SA. Palonosetron is a 5-HT3 antagonist with an extended half-life for the prevention of chemotherapy-induced nausea and vomiting. Submission of a new drug application to the United States Food and Drug Administration is planned in the third quarter of 2002. The $11 million in upfront payments made by MGI were funded using the $5 million deposit made upon the execution of the letter of intent in October 2000, $3 million in cash paid in April 2001, and $3 million of MGI's common shares delivered in April 2001. An additional $2 million milestone was paid in October 2001. Milestone payments aggregating to $25 million will become payable upon achievement of the underlying development objectives, including marketing approval of palonosetron in the United States. Under the terms of the agreement, MGI placed $4 million into an escrow account to fund the next milestone payment in April 2002. Helsinn will continue to fund and conduct all development of palonosetron.

(10) Research and Development Expense
     --------------------------------

Research and development expense consists of licensing fees for product candidates and other research and development expense. For the three-month periods ended March 31, 2001 and 2002, we did not pay any license fees.

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

We promote products directly to physician specialists in the United States using our own sales force. These products include our Salagen(R) tablets (pilocarpine hydrochloride), Hexalen(R) (altretamine) capsules and Didronel(R) (etidronate disodium) I.V. Infusion. Salagen Tablets are approved in the United States for two indications: the symptoms of dry mouth associated with radiation treatment in head and neck cancer patients and the symptoms of dry mouth associated with Sjogren's syndrome, an autoimmune disease that damages the salivary glands. Sales of Salagen Tablets in the United States accounted for 87 percent of our product sales during the first quarter of 2002. Hexalen capsules, which we began selling after we acquired the product from MedImmune, Inc. in November 2000, is an orally administered chemotherapeutic agent approved in the United States for treatment of refractory ovarian cancer patients. Didronel I.V. Infusion is approved for the treatment of hypercalcemia (elevated blood calcium) in late-stage cancer patients. We rely on third parties to manufacture our commercialized and development stage products.

In April 2001, we obtained the exclusive U.S. and Canadian license and distribution rights to palonosetron, a cancer supportive care product candidate for the prevention of chemotherapy-induced nausea and vomiting. We recently announced achievement of the primary end point for the palonosetron pivotal trials program. Submission of a new drug application to the United States Food and Drug Administration is planned in the third quarter of 2002. Our product development efforts include preclinical and clinical trials for irofulven, the lead product candidate in our novel family of proprietary cancer therapy compounds called the acylfulvenes. In April 2002, we stopped our Phase 3 trial of irofulven in advance-stage gemcitabine-refractory pancreatic cancer patients. We will continue our broad development for irofulven aimed at other tumor targets. We are also developing MG98 and other inhibitors of DNA methyltransferase for North American markets. DNA methyltransferase is an enzyme that has been associated with uncontrolled tumor growth. We also provide ongoing clinical support of Salagen Tablets.

Results of Operations

Revenues

Sales: Sales revenue decreased 24 percent from $6,984,108 in the 2001 first quarter, to $5,302,773 in the 2002 first quarter. The decrease in sales revenue reflects decreased revenue from Salagen Tablets, resulting from a decrease in stocking of inventory by wholesalers and retail pharmacies, partially reduced by an increase in selling price and a continued increase in patient demand. As is common in the pharmaceutical industry, our domestic sales are made to pharmaceutical wholesalers for further distribution through pharmacies to the ultimate consumers of our products. Sales of Salagen Tablets in the United States provided 83 percent and 87 percent of our sales revenue in the first quarters of 2001 and 2002, respectively. We expect sales revenue for all of our products in 2002 to be approximately $30 million.

Licensing: Licensing revenue decreased 16 percent from $591,669 in the first quarter of 2001 to $499,099 in the first quarter of 2002. Licensing revenue is a combination of deferred revenue amortization from multiple element arrangements and from royalties that are recognized when the related sales occur. The decrease from 2001 to 2002 is primarily a result of decreased royalties related to a Lyme disease vaccine for dogs. Future licensing revenue will fluctuate from quarter to quarter depending on the level of recurring royalty generating activities, and changes in amortization of deferred revenue, including the initiation or termination of licensing arrangements. We expect licensing revenue for 2002 to be approximately $3 million.

Costs and Expenses

Cost of sales: Cost of sales as a percent of sales was 11 percent for the first quarter of 2001, and 13 percent for the first quarter of 2002. The increase results from increases in production costs and changes in our product mix. We believe that cost of sales, as a percent of product sales for our marketed products for 2002, will range from 10 to 15 percent.

Selling, general and administrative: Selling, general and administrative expenses increased 10 percent from $6,492,775 in the first quarter of 2001 to $7,170,326 in the first quarter of 2002. The increase resulted from increased costs related to our field sales organization, increased costs associated with the growth in the number of corporate-based associates, and increased facility costs in conjunction with our move to a new office location in June 2001, partially reduced by decreased product promotion costs. The decrease in promotion costs is a result of 2001 costs including increased promotion costs related to our initiating promotion of Hexalen and Mylocel in 2001.

Research and development: Research and development expense increased 20 percent from $3,553,818 in the first quarter of 2001 to $4,262,662 in the first quarter of 2002. The increase reflects the continued development of irofulven, the lead candidate in our novel family of proprietary compounds called the acylfulvenes, expenses related to the development of MG98 and other inhibitors of DNA methyltransferase, and expenses related to the development of palonosetron, which we licensed from Helsinn in April 2001.

In April 2002, we stopped our Phase 3 trial of irofulven in advance-stage, gemcitabine-refractory pancreatic cancer patients. We will continue our broad development program for irofulven aimed at other tumor targets. We are conducting a series of clinical trials that are at varying stages of completion. These trials are designed to evaluate the efficacy and safety of irofulven administered as a single chemotherapy agent and in combination with marketed chemotherapy agents for the treatment of patients with solid tumor cancers who are generally refractory to current therapies.

We expect research and development, selling, general and administrative expense for 2002 to be less than $65 million, which includes $14 million of expected non-recurring license payments related to the achievement of palonosetron development milestones.

Tax expense: There is no provision for tax expense in the first quarter of 2001 or the first quarter of 2002, given our annual net loss of $35 million in 2001, and our projected annual net loss of approximately $35 million in 2002. Our ability to achieve profitable operations is dependent upon our successful launch of palonosetron, and therefore, we continue to maintain a valuation allowance against our deferred tax asset.

Interest Income

Interest income decreased 27 percent from $436,166 in the first quarter of 2001 to $319,870 in the first quarter of 2002. The decrease from 2001 to 2002 is a result of a decrease in the investment yield, partially reduced by an increase in the average amount of funds available for investment. Funds available in 2002 increased as a result of the sales of stock in the second and fourth quarters of 2001. Interest income for 2002 will fluctuate depending on the timing of cashflows and changes in interest rates for marketable securities.

Net Loss

We had a net loss of $3,119,497 for the first quarter of 2001, and a net loss of $6,292,570 for the first quarter of 2002. The increased net loss from 2001 to 2002 reflects a 23 percent decrease in revenues from 2001 to 2002, and a 12 percent increase in costs and expenses from 2001 to 2002. During the next several years, we expect to direct our efforts towards activities intended to grow long-term revenues, including the continued development and launch of palonosetron and continued development of irofulven and other product candidates. Increased spending on these initiatives, including development of MG98, will likely result in substantial net losses until after our successful launch of palonosetron. We expect a net loss for 2002 of approximately $35 million.

Liquidity and Capital Resources

At March 31, 2002, we had cash and marketable investments of $69,022,365 and working capital of $61,158,219, compared with $77,712,480 and $63,181,509, respectively, at December 31, 2001. Our cash and marketable investment balance at March 31, 2002 includes $4,000,000 in restricted cash paid upon achievement of a development milestone in April 2002 related to our license of palonosetron. For the three-month period ended March 31, 2002, we received $550,000 in cash as a deposit from one of our international partners, and $45,894 in cash from issuance of shares under stock award plans. We used $7,825,287 of cash to fund our operating activities. We also paid the final installment of $1,200,000 related to the acquisition of Hexalen(R) Capsules, and purchased $241,722 in equipment and furniture.

Substantial amounts of capital are required for pharmaceutical development and commercialization efforts. For continued development and commercialization of our product candidates and marketed products, and the acquisition and development of additional product candidates, we plan to utilize cash provided from product sales, collaborative arrangements and existing liquid assets. We will seek other sources of funding, including additional equity or debt issuances as appropriate. We expect cash use for 2002 to be approximately $30,000,000, which includes cash required to fund operating activities. We have no arrangements or covenants that would trigger acceleration of our lease obligations or long-term liabilities.

Our liquidity is affected by a variety of factors, including sales of our products, the pace of our research and development programs, the in-licensing of new products and our ability to raise additional debt or equity capital. As identified in our risk factors, adverse changes that affect our continued access to the capital markets, continued development and expansion of our product candidates, and future demand for our marketed products would affect our longer term liquidity. We believe we have sufficient liquidity and capital resources to fund all known cash requirements for the next 12 months. Our future noncancellable significant contractual commitments are summarized in the following table:

---------------------------------------------------------------------------------------------
                    2002         2003         2004         2005         2006      Thereafter
                    ----         ----         ----         ----         ----      ----------
---------------------------------------------------------------------------------------------
Lease Payments   $1,253,000   $1,601,000   $1,622,000   $1,498,000   $1,229,000   $1,776,000
---------------------------------------------------------------------------------------------

Cautionary Statement

This document contains forward-looking statements within the meaning of federal securities laws that may include statements regarding intent, belief or current expectations of the company and its management. These forward-looking statements are not guarantees of future performance and involve a number of risks and uncertainties that may cause the company's actual results to differ materially from the results discussed in these statements. Factors that might affect our results include, but are not limited to, the ability of palonosetron, irofulven, or our other product candidates to be proven safe and effective in humans, to receive marketing authorizations from regulatory authorities and to ultimately compete successfully with other therapies, continued sales of Salagen(R) Tablets, development or acquisition of additional products, reliance on contract manufacturing, changes in strategic alliances, continued access to capital, and other risks and uncertainties detailed from time to time in the Company's filings with the Securities and Exchange Commission, including Exhibit 99 to this form 10-Q. We do not intend to update any of the forward-looking statements after the date of this Form 10-Q to conform them to actual results.

Item 3.
-------

Quantitative and Qualitative Disclosure About Market Risk

Our operations are not subject to risks of material foreign currency fluctuations, nor do we use derivative financial instruments in our investment practices. We place our marketable investments in instruments that meet high credit quality standards, as specified in our investment policy guidelines. We do not expect material losses with respect to our investment portfolio or exposure to market risks associated with interest rates. The impact on our net loss as a result of a one percent change in short-term interest rates would have an effect of approximately $690,000 over a twelve-month period, based on our cash, cash equivalents and marketable investment balances at March 31, 2002.

                                MGI PHARMA, INC.

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings
-------

None

Item 2. Changes in Securities and Use of Proceeds
-------

None

Item 3. Defaults Upon Senior Securities
-------

None

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

Item 6. Exhibits and Reports on Form 8-K
-------

(a)  LISTING OF EXHIBITS:

     Exhibit Number        Description
     --------------        -----------

           99         Cautionary Statements

(b)  REPORTS ON FORM 8-K

     There were no reports on Form 8-K filed during the three months ended March 31, 2002.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           MGI PHARMA, INC.


Date: May 13, 2002                         By: /s/ William C. Brown
                                               ---------------------------------
                                           William C. Brown,
                                           Chief Financial Officer and Secretary

                                MGI PHARMA, INC.

                          Quarterly Report on Form 10-Q

                                     for the

                          Quarter Ended March 31, 2002

                                  EXHIBIT INDEX
                                  -------------

Exhibit
Number                   Description
-------                  -----------

  99                Cautionary Statements