Form 10-Q
period 2002-06-30
MGI PHARMA INC
filed 2002-08-05
CIK 702131

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

(Mark One)

[X]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002
                               -------------

                                       OR

[_]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

 For the transition period from ________________ to __________________

Commission File Number:  0-10736
                         -------

                                MGI PHARMA, INC.
                                ----------------
             (Exact name of registrant as specified in its charter)

                        Minnesota                                                41-1364647
-------------------------------------------------------     -----------------------------------------------------
    (State or other jurisdiction of incorporation or               (I.R.S. employer identification number)
                     organization)

              5775 West Old Shakopee Road
                       Suite 100
              Bloomington, Minnesota 55437                                      (952) 346-4700
-------------------------------------------------------     -----------------------------------------------------
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

Yes  X   No ___
    ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

       Common Stock, $.01 par value                  25,163,883 shares
 ---------------------------------------    ------------------------------------
                   (Class)                     (Outstanding at July 31, 2002)

                                MGI PHARMA, INC.

                                 FORM 10-Q INDEX

                                                                          Page
                                                                         Number
                                                                         ------
PART I.        FINANCIAL INFORMATION

     Item 1. Financial Statements (Unaudited)

                    Balance Sheets - December 31, 2001
                    and June 30, 2002                                       3

                    Statements of Operations - Three Months and
                    Six Months Ended June 30, 2001 and 2002                 5

                    Statements of Cash Flows - Six Months
                    Ended June 30, 2001 and 2002                            6

                    Notes to Financial Statements                           7

     Item 2. Management's Discussion and Analysis of
                    Financial Condition and Results of Operations          13

     Item 3. Quantitative and Qualitative Disclosure About Market Risk     16

PART II.       OTHER INFORMATION

     Item 4. Submission of Matters to a Vote of Security Holders           17

     Item 5. Other Information                                             17

     Item 6. Exhibits and Reports on Form 8-K                              18

SIGNATURES                                                                 19

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                                MGI PHARMA, INC.

                                 BALANCE SHEETS

                                   (unaudited)

                                                                          December 31,             June 30,
                                                                             2001                    2002
                                                                     --------------------     ------------------
ASSETS
------

Current assets:
  Cash and cash equivalents                                          $         40,699,408     $      28,364,175
  Cash  - restricted                                                            4,000,000                    --
  Short-term marketable investments                                            30,006,144            25,942,873
  Receivables, less allowances of
    $117,397 and $149,225                                                       1,829,654             3,875,669
  Inventories                                                                   1,500,054             1,714,450
  Prepaid expenses                                                                246,739               589,376
                                                                     --------------------     -----------------

     Total current assets                                                      78,281,999            60,486,543

Equipment and furniture, at cost
  less accumulated depreciation of
  $1,322,559 and $1,686,216                                                     3,325,334             3,190,630

Long-term marketable investments                                                3,006,928                    --

Long-term equity investments                                                    6,800,000             6,800,000

Intangible assets, at cost
  less accumulated amortization of
  $1,280,476 and $1,871,466                                                     5,811,394             5,220,404

Other assets                                                                      442,368               461,439
                                                                     --------------------     -----------------

Total assets                                                         $         97,668,023     $      76,159,016
                                                                     ====================     =================

(Continued)

BALANCE SHEETS
(Unaudited)
Page 2

                                                              December 31,             June 30,
                                                                  2001                   2002
                                                            -----------------     ------------------
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Current liabilities:
  Accounts payable                                          $       1,674,412     $        1,229,314
  Accrued expenses                                                 12,609,838              8,594,009
  Deferred revenue                                                    794,383                794,383
  Other current liabilities                                            21,857                  6,740
                                                            -----------------     ------------------

     Total current liabilities                                     15,100,490             10,624,446
                                                            -----------------     ------------------

Noncurrent liabilities:
  Long-term deposit payable                                         3,750,000              4,300,000
  Deferred revenue                                                  9,828,223              9,431,031
  Other noncurrent liabilities                                         54,599                 82,157
                                                            -----------------     ------------------

     Total noncurrent liabilities                                  13,632,822             13,813,188
                                                            -----------------     ------------------

     Total liabilities                                             28,733,312             24,437,634
                                                            -----------------     ------------------

Stockholders' equity:
  Preferred stock, 10,000,000
    authorized and unissued shares                                         --                     --
  Common stock, $.01 par value,
    70,000,000 authorized shares,
    25,005,050 and 25,151,475
    issued shares                                                     250,051                251,515
  Additional paid-in capital                                      192,060,653            193,633,512
  Accumulated deficit                                            (123,375,993)          (141,922,611)
  Unearned compensation - restricted shares                                --               (241,034)
                                                            -----------------     ------------------

     Total stockholders' equity                                    68,934,711             51,721,382
                                                            -----------------     ------------------

Total liabilities and
  stockholders' equity                                      $      97,668,023     $       76,159,016
                                                            =================     ==================

_____________________________________
See accompanying notes to financial statements.

                                MGI PHARMA, INC.

                            STATEMENTS OF OPERATIONS

                                   (Unaudited)

                                                       Three Months Ended                       Six Months Ended
                                                             June 30,                                June 30,
                                                 --------------------------------        --------------------------------
                                                     2001                2002                2001                2002
                                                 ------------        ------------        ------------        ------------
Revenues:
  Sales                                          $ 10,161,386        $  4,648,717        $ 17,145,494        $  9,951,490
  Licensing                                           850,902           1,038,511           1,442,571           1,537,610
                                                 ------------        ------------        ------------        ------------
                                                   11,012,288           5,687,228          18,588,065          11,489,100
                                                 ------------        ------------        ------------        ------------

Costs and Expenses:
  Cost of sales                                     1,031,483             756,500           1,820,836           1,442,329
  Selling, general and administrative               7,282,846           7,340,354          13,775,621          14,510,680
  Research and development                         18,189,689           9,791,732          21,743,507          14,054,394
  Amortization of intangible assets                   295,495             295,494             590,989             590,989
                                                 ------------        ------------        ------------        ------------
                                                   26,799,513          18,184,080          37,930,953          30,598,392
                                                 ------------        ------------        ------------        ------------

Loss from operations                              (15,787,225)        (12,496,852)        (19,342,888)        (19,109,292)

Interest income                                       377,640             242,804             813,806             562,674
                                                 ------------        ------------        ------------        ------------

Net loss                                         $(15,409,585)       $(12,254,048)       $(18,529,082)       $(18,546,618)
                                                 ============        ============        ============        ============

Net loss per common share:
           Basic                                 $      (0.81)       $      (0.49)       $      (1.04)       $      (0.74)

           Assuming dilution                     $      (0.81)       $      (0.49)       $      (1.04)       $      (0.74)


Weighted average number of
common shares outstanding:
           Basic                                   18,987,549          25,063,258          17,766,891          25,048,686

           Assuming dilution                       18,987,549          25,063,258          17,766,891          25,048,686









_______________________________________________

See accompanying notes to financial statements.

                                MGI PHARMA, INC.

                            STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                                        Six Months Ended June 30,
                                                      ----------------------------
                                                          2001            2002
                                                      ------------    ------------
OPERATING ACTIVITIES:
Net loss                                              $(18,529,082)   $(18,546,618)
Adjustments for non-cash items:
  Stock issuance for palonostreon license                2,999,992              --
  Depreciation and intangible amortization                 918,757       1,021,572
  Benefit plan contribution                                166,269         230,783
  Stock option term modification                                --         214,744
  Noncash consulting payments                               61,200           5,000
  Other                                                     25,414          32,175
Change in operating assets and liabilities:
  Receivables                                           (3,041,400)     (2,046,015)
  Inventories                                             (156,922)       (214,396)
  Prepaid expenses                                       5,309,984        (342,637)
  Accounts payable and accrued expenses                    755,505      (2,757,031)
  Deferred revenue                                         305,933        (397,192)
  Other current liabilities                                (17,433)        (15,117)
                                                      ------------    ------------

Net cash used in operating activities                  (11,201,783)    (22,814,732)
                                                      ------------    ------------

INVESTING ACTIVITIES:
  Purchase of investments                              (19,566,338)     (4,923,608)
  Maturity of investments                               21,253,159      11,993,807
  Acquisition of Hexalen(R) capsules                    (2,400,000)     (1,200,000)
  Purchase of equipment and furniture                   (1,233,368)       (296,669)
  Other                                                        (66)        (19,071)
                                                      ------------    ------------

Net cash provided by (used in) investing activities     (1,946,613)      5,554,459
                                                      ------------    ------------

FINANCING ACTIVITIES:
  Net proceeds from stock issuance                      29,168,655              --
  Restricted cash                                       (6,000,000)      4,000,000
  Receipt of deposit payable                             1,100,000         550,000
  Issuance of shares under stock
    plans                                                  380,189         375,040
                                                      ------------    ------------
Net cash provided by financing activities               24,648,844       4,925,040
                                                      ------------    ------------
Increase (decrease) in cash and
  cash equivalents                                      11,500,448     (12,335,233)

Cash and cash equivalents at
  beginning of period                                   11,031,714      40,699,408
                                                      ------------    ------------

Cash and cash equivalents at
  end of period                                       $ 22,532,162    $ 28,364,175
                                                      ============    ============

Supplemental disclosure of cash information:
  Cash paid for income taxes                          $      1,000    $      5,500

------------
See accompanying notes to financial statements.

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

We promote products directly to physician specialists in the United States using our own sales force. These products include our Salagen(R) Tablets (pilocarpine hydrochloride), Hexalen(R) (altretamine) capsules and Didronel(R) (etidronate disodium) I.V. Infusion. Salagen Tablets are approved in the United States for two indications: the symptoms of dry mouth associated with radiation treatment in head and neck cancer patients and the symptoms of dry mouth associated with Sjogren's syndrome, an autoimmune disease that damages the salivary glands. Sales of Salagen Tablets in the United States accounted for 85 percent of our product sales during the first half of 2002. Hexalen capsules, which we began selling after we acquired the product from MedImmune, Inc. in November 2000, is an orally administered chemotherapeutic agent approved in the United States for treatment of refractory ovarian cancer patients. Didronel I.V. Infusion is approved for the treatment of hypercalcemia (elevated blood calcium) in late-stage cancer patients. We rely on third parties to manufacture our commercialized and development stage products.

In April 2001, we obtained the exclusive U.S. and Canadian license and distribution rights to palonosetron, a cancer supportive care product candidate for the prevention of chemotherapy-induced nausea and vomiting. We recently announced achievement of the primary end point for the palonosetron pivotal trials program. Submission of the New Drug Application to the United States Food and Drug Administration is expected near the end of the third quarter of 2002. Our product development efforts also include preclinical and clinical trials for irofulven, the lead product candidate in our novel family of proprietary cancer therapy compounds called the acylfulvenes. We are also developing MG98 and other inhibitors of DNA methyltransferase for North American markets. DNA methyltransferase is an enzyme that has been associated with uncontrolled tumor growth. We also provide ongoing clinical support of Salagen Tablets.

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

(2)   Loss Per Common Share

Loss per share for the three-month and six-month periods ended June 30, 2001 and 2002 is based on weighted average shares outstanding as summarized in the following table:

Three months ended June 30                              2001            2002
                                                   -------------   -------------

Weighted-average shares - basic                       18,987,549      25,063,258
Effect of dilutive stock options                              --              --
                                                   -------------   -------------
Weighted-average shares - assuming dilution           18,987,549      25,063,258
                                                   =============   =============


Six months ended June 30                                2001            2002
                                                   -------------   -------------

Weighted-average shares - basic                       17,766,891      25,048,686
Effect of dilutive stock options                              --              --
                                                   -------------   -------------
Weighted-average shares - assuming dilution           17,766,891      25,048,686
                                                   =============   =============

For loss periods, basic and diluted share amounts are identical, as the effect of potentially dilutive common stock is anti-dilutive. The total number of options excluded from the calculation of potentially dilutive securities because their inclusion would have been anti-dilutive were 3,492,859 and 4,121,122 for 2001 and 2002, respectively.

(3)   Investments

Because we have the intent and ability to hold our investments to maturity, they are considered held-to-maturity investments. As such, they are stated at amortized cost, which approximates estimated fair value. Short-term investments at December 31, 2001 and June 30, 2002 are summarized in the following table:

                                            2001             2002
                                      --------------    --------------
Medium-term notes                        $16,107,596       $12,945,143
Commercial paper                          13,898,548         9,954,275
Certificates of deposit                           --         3,043,455
                                      --------------    --------------
                                         $30,006,144       $25,942,873
                                      ==============    ==============

Long-term marketable investments at December 31, 2001, consist of certificates of deposit that mature in January 2003.

(4)   Inventories

Inventories at December 31, 2001 and June 30, 2002 are summarized as follows:

                                                  2001              2002
                                              -------------    --------------
Raw materials and supplies                       $   50,458        $  116,951
Work in process                                     445,429           483,026
Finished products                                 1,004,167         1,114,473
                                              -------------    --------------
                                                 $1,500,054        $1,714,450
                                              =============    ==============

Inventories are stated at the lower of cost or market. Cost is determined on a first-in, first-out basis.

(5)   Accrued Expenses

Accrued expenses at December 31, 2001 and June 30, 2002 are summarized in the following table:

                                                            2001          2002
                                                        -----------   ----------
Product development commitments                         $ 4,503,281   $2,619,463
Bonuses                                                   1,774,916    1,109,655
Severance payments                                               --    1,076,300
Product return accrual                                      963,430    1,009,756
Lease accrual                                               983,271      565,135
Hexalen(R) capsules business purchase obligation          1,200,000           --
Other accrued expenses                                    3,184,940    2,213,700
                                                        -----------   ----------
                                                        $12,609,838   $8,594,009
                                                        ===========   ==========



(6)   Stock Incentive Plans

Under stock incentive plans, designated persons (including officers, directors, employees and consultants) are granted rights to acquire our common stock. These rights include stock options and other equity rights.

At June 30, 2002, 5,616,779 shares of common stock remain reserved for issuance, of which 1,495,657 remain available for grant. Options to purchase 4,121,122 shares of common stock were outstanding, of which 1,846,266 were exercisable. Options outstanding had a weighted average exercise price of $11.59 per share.

(7)  Stockholders' Equity

Changes in selected stockholders' equity accounts for the six months ended June 30, 2002 were as follows:


                                                                                     Unearned
                                          Common Stock               Additional    compensation -
                                    ----------------------------       paid-in       restricted
                                       Shares         Par value        capital          stock
                                    ------------    ------------    ------------    ------------
Balance at December 31, 2001          25,005,050    $    250,051    $192,060,653    $          0
Exercise of stock options                 15,175             152          87,388              --
Employee retirement savings
  plan contribution                       47,390             474         734,205              --
Employee stock purchase plan              47,837             478         287,022              --
Stock option term modification                --              --         214,744              --
Restricted stock issuance                 35,487             355         244,505        (244,860)
Amortization of restricted stock
  to compensation expense                     --              --              --           3,826
Other issuances                              536               5           4,995              --
                                    ------------    ------------    ------------    ------------
Balance at June 30, 2002              25,151,475    $    251,515    $193,633,512       ($241,034)
                                    ============    ============    ============    ============

At June 30, 2002, 100,000 shares remain registered for sale from shelf registration statements that were filed for 5 million shares with the Securities and Exchange Commission. These remaining shares pertain to an option that we granted to Ramius Securities to purchase 100,000 shares of our common stock at prices ranging from $16.95 to $24.72 per share. This option, which expires on February 28, 2003, relates to a financing facility with Ramius Securities, LLC, and Ramius Capital Group, LLC.

On June 24, 2002, we issued 35,487 shares of restricted common stock to certain non-executive officer employees. One-half of these shares vest in one year, and the remainder of these shares vest in two years, given continued employment through the vesting dates. We recognize compensation expense for the market value ($6.90 per share) of the shares at the date of grant over the vesting periods.

(8)  Leases

We lease office space under noncancellable lease agreements that contain renewal options and require us to pay operating costs, including property taxes, insurance and maintenance. In January 2001, we executed a lease agreement for new office space, beginning in May 2001. At June 30, 2002, we have an accrual of $565,135 for lease obligations for the former office space in excess of estimated sublease rental income. Future minimum lease payments under noncancellable leases, including both the current and former office spaces, are as follows:

Remainder of 2002            $  795,000
2003                          1,601,000
2004                          1,622,000
2005                          1,498,000
2006                          1,229,000
Thereafter                    1,776,000
Less Sublease Income           (502,022)
                            -----------
                             $8,018,978
                            ===========

(9)  Licensing Arrangements

In April 2001, MGI obtained the exclusive North American license and distribution rights for palonosetron, from HELSINN Healthcare SA. Palonosetron, a 5-HT3 antagonist with an extended half-life and strong binding affinity for the target receptor, is in development for the prevention of chemotherapy-induced nausea and vomiting. Submission of a new drug application to the United States Food and Drug Administration is planned near the end of the third quarter of 2002. The $11 million in upfront payments made by MGI were funded using the $5 million deposit made upon the execution of the letter of intent in October 2000, $3 million in cash paid in April 2001, and $3 million of MGI's common shares delivered in April 2001. An additional $2 million milestone was paid in October 2001, and a $4 million milestone payment was paid from restricted cash in April 2002. Milestone payments aggregating to $21 million will become payable upon achievement of the following development objectives:
$10 million upon filing a new drug application in the United States (MGI can elect to pay up to one-half of this milestone by using shares of MGI common stock instead of cash), and $11 million upon receiving marketing approval for palonosetron in the United States. Helsinn will continue to fund and conduct all development of palonosetron.

(10) Research and Development Expense

Research and development expense for the three-month and six-month periods ended June 30, 2001 and 2002 consist of the following:

Three months ended June 30           2001           2002
                                  -----------    -----------
License fees                      $13,016,250    $ 4,000,000
Other research and development      5,173,439      5,791,732
                                  -----------    -----------
                                  $18,189,689    $ 9,791,732
                                  ===========    ===========


Six months ended June 30                 2001           2002
                                  -----------    -----------
License fees                      $13,016,250    $ 4,000,000
Other research and development      8,727,257     10,054,394
                                  -----------    -----------
                                  $21,743,507    $14,054,394
                                  ===========    ===========

(11) Intangible Assets

Intangible assets represent the $7,091,870 excess of the $7.2 million purchase price over the $108,130 fair value of the net assets related to the acquisition of the business associated with the product Hexalen capsules. Amortization is recognized as the greater of the amount computed on a straight-line basis over six years, which is the estimated commercial life of Hexalen capsules, or in proportion to the actual product contribution compared to the estimated product contribution over the estimated commercial life of Hexalen capsules. Under the straight-line method, amortization will be $1,181,978 per year in 2002 through 2005, and $1,083,482 in 2006.

(12) Reduction in Workforce

To reduce costs, we reduced our workforce by approximately 10 percent, or 19 positions, in the second quarter of 2002. We recognized total expense of $1,291,044 for this reduction, consisting of $1,076,300 for severance payments, and $214,744 for extending the terms of selected stock options awards. The total expense was allocated as follows: $775,278 to research and development expense and $515,766 to selling, general and administrative expense based on the positions held by the terminated employees. Accruals related to severance will be completely paid by the end of the second quarter of 2003.

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

We promote products directly to physician specialists in the United States using our own sales force. These products include our Salagen(R) Tablets (pilocarpine hydrochloride), Hexalen(R) (altretamine) capsules and Didronel(R) (etidronate disodium) I.V. Infusion. Salagen Tablets are approved in the United States for two indications: the symptoms of dry mouth associated with radiation treatment in head and neck cancer patients and the symptoms of dry mouth associated with Sjogren's syndrome, an autoimmune disease that damages the salivary glands. Sales of Salagen Tablets in the United States accounted for 85 percent of our product sales during the first half of 2002. Hexalen capsules, which we began selling after we acquired the product from MedImmune, Inc. in November 2000, is an orally administered chemotherapeutic agent approved in the United States for treatment of refractory ovarian cancer patients. Didronel I.V. Infusion is approved for the treatment of hypercalcemia (elevated blood calcium) in late-stage cancer patients. We rely on third parties to manufacture our commercialized and development stage products.

In April 2001, we obtained the exclusive U.S. and Canadian license and distribution rights to palonosetron, a cancer supportive care product candidate for the prevention of chemotherapy-induced nausea and vomiting. We recently announced achievement of the primary end point for the palonosetron pivotal trials program. Submission of the New Drug Application to the United States Food and Drug Administration is expected near the end of the third quarter of 2002. Our product development efforts also include preclinical and clinical trials for irofulven, the lead product candidate in our novel family of proprietary cancer therapy compounds called the acylfulvenes. We are also developing MG98 and other inhibitors of DNA methyltransferase for North American markets. DNA methyltransferase is an enzyme that has been associated with uncontrolled tumor growth. We also provide ongoing clinical support of Salagen Tablets.

Results of Operations

Revenues

Sales: Sales revenue decreased 54 percent from $10,161,386 in the second quarter of 2001, to $4,648,717 in the second quarter of 2002, and decreased 42 percent from $17,145,494 in the first half of 2001, to $9,951,490 in the first half of 2002. The decreases in sales revenue reflect decreased revenue from Salagen Tablets, resulting from a decrease in stocking of inventory by wholesalers and retail pharmacies, which were partially offset by an increase in selling price and a continued increase in patient demand. Beginning in the second quarter of 2001 and continuing throughout the rest of 2001, a substantial increase in wholesale distributor inventories occurred. A reduction in this distributor channel inventory throughout the first half of 2002 has resulted in decreased sales while Salagen Tablets prescriptions continue to grow. As is common in the pharmaceutical industry, our domestic sales are made to pharmaceutical wholesalers for further distribution through pharmacies to the ultimate consumers of our products. Sales of Salagen Tablets in the United States provided 89 percent and 85 percent of our sales revenue in the first half of 2001 and 2002, respectively. We expect sales revenue for all of our products in 2002 to be within the range of $25 million to $27 million.

Licensing: Licensing revenue increased 22 percent from $850,902 in the second quarter of 2001 to $1,038,511 in the second quarter of 2002, and increased seven percent from $1,442,571 in the first half of 2001 to $1,537,610 in the first half of 2002. Licensing revenue is a combination of deferred revenue amortization from multiple element arrangements and from royalties that are recognized when the related sales occur. The increases from 2001 to 2002 reflect increased royalties from our license relationship with Novartis Ophthalmics AG for the development and commercialization of Salagen Tablets in Europe, and increased royalties on herbicide resistant crop technology from our former agricultural business, partially reduced by decreased royalties related to a Lyme disease vaccine for dogs. Future licensing revenue will fluctuate from quarter to quarter depending on the level of recurring royalty generating activities and changes in amortization of deferred revenue, including the initiation or termination of licensing arrangements. We expect licensing revenue for 2002 to be approximately $3 million.

Costs and Expenses

Cost of sales: Cost of sales as a percent of sales was 10 percent for the second quarter of 2001 and 16 percent for the second quarter of 2002. Cost of sales as a percent of sales was 11 percent for the first half of 2001 and 14 percent for the first half of 2002. The increases result from increases in production costs and changes in our product mix. We believe that cost of sales, as a percent of product sales for our marketed products for 2002, will range from 10 to 15 percent.

Selling, general and administrative: Selling, general and administrative expenses increased one percent from $7,282,846 in the second quarter of 2001 to $7,340,354 in the second quarter of 2002, and increased 5 percent from $13,775,621 in the first half of 2001 to $14,510,680 in the first half of 2002. The increases resulted from increased selling expenses, and $515,766 in expense related to a reduction in our workforce of 10 general and administrative positions in the second quarter of 2002. Accrued expenses related to the reduction in our workforce will be paid by the end of the second quarter of 2003. The increases in these expenses were offset by decreases in product promotion costs, recruiting and relocation costs, and facility costs. Promotion costs decreased from 2001 due to our initiating promotion of Hexalen and Mylocel in 2001. Facility costs decreased from 2001due to an accrual made in the second quarter of 2001 of $559,000 for lease obligations for the former office space in excess of estimated sublease rental income, and physical move costs in 2001 related to our move to a new office location in June 2001. We expect selling, general and administrative expense for 2002 to be approximately $30 million.

Research and development: Research and development expense decreased 46 percent from $18,189,689 in the second quarter of 2001 to $9,791,732 in the second quarter of 2002, and decreased 35 percent from $21,743,507 in the first half of 2001 to $14,054,394 in the first half of 2002. Both decreases reflect variability in licensing expense. In conjunction with the license of palonosetron, we expensed $13 million for the initiation of the license in the second quarter of 2001, and $4 million for the achievement of the pre-NDA meeting milestone in the second quarter of 2002. Exclusive of licensing payments, research and development expense increased 12 percent from $5,173,439 in the second quarter of 2001 to $5,791,732 in the second quarter of 2002, and increased 15 percent from $8,727,257 in the first half of 2001 to $10,054,394 in the first half of 2002. These increases reflect expense of $775,278 in the second quarter of 2002 related to a reduction in our workforce of 9 research and development positions. Accrued expenses related to the reduction in our workforce will be paid by the end of the second quarter of 2003. The increase from the first half of 2001 to the first half of 2002 also reflects increased expenses related to our development efforts, including palonosetron, which we licensed from Helsinn in April 2001, and irofulven.

In April 2002, we stopped our Phase 3 trial of irofulven in advanced-stage, gemcitabine-refractory pancreatic cancer patients. We will continue our broad development program for irofulven aimed at other tumor targets. We are conducting a series of clinical trials that are at varying stages of completion. These trials are designed to evaluate the efficacy and safety of irofulven administered as a single chemotherapy agent and in combination with marketed chemotherapy agents for the treatment of patients with solid tumor cancers who are generally refractory to current therapies.

We expect research and development expense for 2002 to be approximately $33 million, which includes $14 million of expected non-recurring license payments related to the achievement of palonosetron development milestones.

Tax expense: There is no provision for tax expense in the first half of 2001 or the first half of 2002, given our annual net loss of $35 million in 2001, and our projected annual net loss of approximately $36 million to $38 million in 2002. Our ability to achieve profitable operations is dependent upon our successful launch of palonosetron, and therefore, we continue to maintain a valuation allowance against our deferred tax asset.

Interest Income

Interest income decreased 36 percent from $377,640 in the second quarter of 2001 to $242,804 in the second quarter of 2002, and decreased 31 percent from $813,806 in the first half of 2001 to $562,674 in the first half of 2002. The decreases result from lower investment yields, partially offset by increases in the average amount of funds available for investment. Funds available for investment in 2002 increased as a result of the sales of stock in the second and fourth quarters of 2001. Interest income for 2002 will fluctuate depending on the timing of cashflows and changes in interest rates for marketable securities.

Net Loss

We had a net loss of $15,409,585 for the second quarter of 2001, and a net loss of $12,254,048 for the second quarter of 2002. We had a net loss of $18,529,082 for the first half of 2001, and a net loss of $18,546,618 for the first half of 2002. The decreased net loss from the second quarter of 2001 to the second quarter of 2002 reflects a 48 percent decrease in revenues from 2001 to 2002, and a 32 percent decrease in costs and expenses from 2001 to 2002. The relatively unchanged net loss from the first half of 2001 to the first half of 2002 reflects a 38 percent decrease in revenue from 2001 to 2002, and a 19 percent decrease in costs and expenses from 2001 to 2002. The decreases in costs and expenses for both the three-month and six-month periods primarily resulted from variability in licensing expense. In conjunction with the license of palonosetron, we expensed $13 million in the second quarter of 2001, and $4 million in the second quarter of 2002. During the next several years, we expect to direct our efforts towards activities intended to grow long-term revenues, including the continued development and launch of palonosetron and continued development of irofulven and other product candidates. Increased spending on these initiatives will likely result in substantial net losses until after our launch of palonosetron. We expect our net loss for 2002 to be within the range of $36 million to $38 million.

Liquidity and Capital Resources

At June 30, 2002, we had cash and marketable investments of $54,307,048 and working capital of $49,862,097, compared with $77,712,480 and $63,181,509, respectively, at December 31, 2001. For the six-month period ended June 30, 2002, we received $550,000 in cash as a deposit from one of our international partners, and $375,040 in cash from issuance of shares under stock award plans. We used $22,814,732 of cash to fund our operating activities, including $4,000,000 of restricted cash for payment of a palonosetron milestone. We also paid the final installment of $1,200,000 related to the acquisition of Hexalen(R) Capsules, and purchased $296,669 in equipment and furniture.

Significant cash payments for 2002 will be required to fund operating activities and pay up to $10 million upon filing of the new drug application for palonosetron, expected in the second half of 2002. Substantial amounts of capital are required for pharmaceutical development and commercialization efforts. For continued development and commercialization of our product candidates and marketed products, and the acquisition and development of additional product candidates, we plan to utilize cash provided from product sales, collaborative arrangements and existing liquid assets. We will seek other sources of funding, including additional equity or debt issuances as appropriate. We expect cash use for 2002 to range from $33 million to $35 million, which includes cash required to fund operating activities. We have no arrangements or covenants that would trigger acceleration of our lease obligations or long-term liabilities.

Our liquidity is affected by a variety of factors, including sales of our products, the pace of our research and development programs, the in-licensing of new products and our ability to raise additional debt or equity capital. As identified in our risk factors, adverse changes that affect our continued access to the capital markets, continued development and expansion of our product candidates, and future demand for our marketed products would affect our longer-term liquidity. We believe we have sufficient liquidity and capital resources to fund all known cash requirements for the next 12 months. Our future noncancellable significant contractual commitments are summarized in the following table:

-------------------------------------------------------------------------------------------------------------------
                               2002            2003          2004          2005           2006        Thereafter
                               ----            ----          ----          ----           ----        ----------
-------------------------------------------------------------------------------------------------------------------
Lease Payments               $795,000      $1,601,000     $1,622,000    $1,498,000     $1,229,000     $1,776,000
-------------------------------------------------------------------------------------------------------------------

Item 3.

Quantitative and Qualitative Disclosure About Market Risk

Our operations are not subject to risks of material foreign currency fluctuations, nor do we use derivative financial instruments in our investment practices. We place our marketable investments in instruments that meet high credit quality standards, as specified in our investment policy guidelines. We do not expect material losses with respect to our investment portfolio or exposure to market risks associated with interest rates. The impact on our net loss as a result of a one percent change in short-term interest rates would have an effect of approximately $543,000 over a twelve-month period, based on our cash, cash equivalents and marketable investment balances at June 30, 2002.

                                MGI PHARMA, INC.

                           PART II - OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

The Company held its Annual Meeting of Shareholders on May 14, 2002, and sufficient favorable votes were cast to approve all management proposals as follows:

         Election of management's entire slate of six directors by the following vote tallies:

                                                    For                Withhold

         Charles N. Blitzer                      19,583,647           2,827,599
         Andrew J. Ferrara                       21,703,154             708,092
         Hugh E. Miller                          21,700,258             710,098
         Lee J. Schroeder                        21,694,784             716,462
         David B. Sharrock                       21,696,854             714,392
         Arthur Weaver                           21,698,304             712,942


         Amendment of the Company's Restated Articles of Incorporation to increase the authorized common stock by 40,000,000 shares and eliminate the cumulative preferred stock by a vote of 12,528,993 for, 1,746,003 against, 76,853 abstaining, and 8,059,397 broker nonvotes.

         Amendment of the Company's 1997 Stock Incentive Plan to extend the terms of the plan through May 31, 2005 and to increase the number of shares available for awards granted under the plan by 2,000,000 shares by a vote of 10,441,775 for, 3,777,392 against, 132,682 abstaining, and 8,059,397 broker nonvotes.

         Amendment of the Company's Amended and Restated Stock Purchase Plan to increase the number of shares which may be purchased under the plan by 200,000 shares by a vote of 13,175,891 for, 1,066,066 against, 109,892 abstaining and 8,059,397 broker nonvotes.

         Ratification of the independent auditors by a vote of 21,923,279 for, 410,006 against, 77,961 abstaining, and 0 broker nonvotes.

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

Item 6. Exhibits and Reports on Form 8-K

(a)      LISTING OF EXHIBITS:

     Exhibit Number             Description

         3.1 Second Amended and Restated Articles of Incorporation of MGI PHARMA, INC.

         10.1              Amended and Restated Employee Stock Purchase Plan

         10.2              1997 Stock Incentive Plan

         99.1              Cautionary Statements

         99.2 Certification of Charles N. Blitzer Pursuant to 18 U.S.C.(S)1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

         99.3 Certification of William C. Brown Pursuant to 18 U.S.C.(S).1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002


(b)      REPORTS ON FORM 8-K


         The Company filed a report on Form 8-K on April 17, 2002 to report under Item 5, and in press releases filed as exhibits thereto, the following:

                  On April 17, 2002, the Company reported its earning for the quarter ended March 31, 2002.

                  On April 17, 2002, the Company and HELSINN HEALTHCARE SA announced that preliminary analysis of the pivotal Phase 3 trials of their investigational agent palonosetron shows that palonosetron met the 24-hour complete response primary efficacy endpoint. In addition, the complete response rate for the 24-120 hour (days 2 through 5) time period favored palonosetron over the comparator agents, which are currently marketed 5-HT3 antagonists. The companies confirmed that submission of the New Drug Application for palonosetron in the United States is planned to occur in the third quarter of 2002.

                  On April 17, 2002, the Company announced that it had stopped its Phase 3 trial of irofulven in advanced-stage, gemcitabine-refractory pancreatic cancer patients. The Company indicated that it will continue its broad development program aimed at other tumor targets.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    MGI PHARMA, INC.


Date:  August 1, 2002               By: /s/ William C. Brown
                                       -----------------------------------
                                    William C. Brown,
                                    Chief Financial Officer and Secretary
                                    (principal financial and accounting officer)

                                MGI PHARMA, INC.

                          Quarterly Report on Form 10-Q
                                     for the
                           Quarter Ended June 30, 2002

                                  EXHIBIT INDEX

       Exhibit
        Number                   Description


         3.1 Second Amended and Restated Articles of Incorporation of MGI PHARMA, INC.

         10.1              Amended and Restated Employee Stock Purchase Plan

         10.2              1997 Stock Incentive Plan

         99.1              Cautionary Statements

         99.2 Certification of Charles N. Blitzer Pursuant to 18 U.S.C.(S)1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

         99.3 Certification of William C. Brown Pursuant to 18 U.S.C.(S)1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002