Form 10-Q
period 2002-09-30
MGI PHARMA INC
filed 2002-11-06
CIK 702131

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

(Mark One)
 [X]          Quarterly report pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2002

                                       OR

 [ ]           Transition report pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934

For the transition period from                        to
                               ----------------------    ---------------------

Commission File Number:  0-10736
                         -------

                                MGI PHARMA, INC.
                                ----------------
             (Exact name of registrant as specified in its charter)

                  Minnesota                               41-1364647
 -----------------------------------------    ----------------------------------
      (State or other jurisdiction of                  (I.R.S. employer
       incorporation or organization)                identification number)

        5775 West Old Shakopee Road
                  Suite 100
        Bloomington, Minnesota 55437                   (952) 346-4700
 -----------------------------------------    ----------------------------------
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

Yes      X       No
       -----         -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

       Common Stock, $.01 par value                     25,176,978 shares
 ----------------------------------------    -----------------------------------
                  (Class)                     (Outstanding at November 1, 2002)

                                MGI PHARMA, INC.

                                 FORM 10-Q INDEX

                                                                           Page
                                                                          Number
                                                                          ------
PART I.           FINANCIAL INFORMATION

     Item 1.   Financial Statements (Unaudited)

                         Balance Sheets - December 31, 2001
                         and September 30, 2002                              3

                         Statements of Operations - Three Months and
                         Nine Months Ended September 30, 2001 and 2002       5

                         Statements of Cash Flows - Nine Months
                         Ended September 30, 2001 and 2002                   6

                         Notes to Financial Statements                       7

     Item 2.   Management's Discussion and Analysis of
                         Financial Condition and Results of Operations      13

     Item 3.   Quantitative and Qualitative Disclosure About
                         Market Risk                                        18


     Item 4.   Controls and Procedures                                      18


PART II.          OTHER INFORMATION


     Item 5.   Other Information                                            19

     Item 6.   Exhibits and Reports on Form 8-K                             19

SIGNATURES                                                                  20

CERTIFICATIONS                                                              21

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements
----------------------------

                                MGI PHARMA, INC.

                                 BALANCE SHEETS

                                   (Unaudited)

                                                    December 31,   September 30,
                                                       2001            2002
                                                    -----------     -----------
ASSETS

Current assets:
  Cash and cash equivalents                         $40,699,408     $33,022,371
  Cash  - restricted                                  4,000,000            --
  Short-term marketable investments                  30,006,144      19,103,499
  Receivables, less allowances of
    $117,397 and $108,566                             1,829,654       2,986,125
  Inventories                                         1,500,054       1,519,510
  Prepaid expenses                                      246,739         647,099
                                                    -----------     -----------

     Total current assets                            78,281,999      57,278,604

Equipment and furniture, at cost
  less accumulated depreciation of
  $1,322,559 and $1,903,544                           3,325,334       3,268,239

Long-term marketable investments                      3,006,928            --

Long-term equity investments                          6,800,000       6,800,000

Intangible assets, at cost
  less accumulated amortization of
  $1,280,476 and $2,166,960                           5,811,394       4,924,910

Other assets                                            442,368         502,555
                                                    -----------     -----------

Total assets                                        $97,668,023     $72,774,308
                                                    ===========     ===========

(Continued)

BALANCE SHEETS
(Unaudited)
Page 2

                                                 December 31,     September 30,
                                                     2001             2002
                                                -------------    -------------
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                              $   1,674,412    $     827,526
  Accrued expenses                                 12,609,838        8,397,928
  Deferred revenue                                    794,383          794,383
  Other current liabilities                            21,857          210,107
                                                -------------    -------------

     Total current liabilities                     15,100,490       10,229,944
                                                -------------    -------------

Noncurrent liabilities:
  Long-term deposit payable                         3,750,000        4,300,000
  Deferred revenue                                  9,828,223        9,232,435
  Other noncurrent liabilities                         54,599           91,874
                                                -------------    -------------

     Total noncurrent liabilities                  13,632,822       13,624,309
                                                -------------    -------------

     Total liabilities                             28,733,312       23,854,253
                                                -------------    -------------

Stockholders' equity:
  Preferred stock, 10,000,000
    authorized and unissued shares                       --               --
  Common stock, $.01 par value,
    70,000,000 authorized shares,
    25,005,050 and 25,164,240
    issued shares                                     250,051          251,643
  Additional paid-in capital                      192,060,653      193,731,059
  Accumulated deficit                            (123,375,993)    (144,867,524)
  Unearned compensation - restricted shares              --           (195,123)
                                                -------------    -------------

     Total stockholders' equity                    68,934,711       48,920,055
                                                -------------    -------------

Total liabilities and
  stockholders' equity                          $  97,668,023    $  72,774,308
                                                =============    =============
-------------------------------------
See accompanying notes to financial statements.

                                MGI PHARMA, INC.

                            STATEMENTS OF OPERATIONS

                                   (Unaudited)

                                             Three Months Ended               Nine Months Ended
                                                September 30,                    September 30,
                                        ----------------------------    ----------------------------
                                            2001            2002            2001            2002
                                        ------------    ------------    ------------    ------------
Revenues:
  Sales                                 $  5,992,329    $  8,223,368    $ 23,137,823    $ 18,174,858
  Licensing                                  957,060         824,196       2,399,631       2,361,806
                                        ------------    ------------    ------------    ------------
                                           6,949,389       9,047,564      25,537,454      20,536,664
                                        ------------    ------------    ------------    ------------

Costs and Expenses:
  Cost of sales                              757,392         950,202       2,578,228       2,392,531
  Selling, general and administrative      6,551,976       6,639,489      20,327,597      21,150,169
  Research and development                 5,807,071       4,508,089      27,550,578      18,562,483
  Amortization of intangible assets          295,495         295,495         886,484         886,484
                                        ------------    ------------    ------------    ------------
                                          13,411,934      12,393,275      51,342,887      42,991,667
                                        ------------    ------------    ------------    ------------

Loss from operations                      (6,462,545)     (3,345,711)    (25,805,433)    (22,455,003)

Interest income                              415,102         400,798       1,228,908         963,472
                                        ------------    ------------    ------------    ------------


Net loss                                $ (6,047,443)   $ (2,944,913)   $(24,576,525)   $(21,491,531)
                                        ============    ============    ============    ============


Net loss per common share:
           Basic                        $      (0.29)   $      (0.12)   $      (1.30)   $      (0.86)

           Assuming dilution            $      (0.29)   $      (0.12)   $      (1.30)   $      (0.86)

Weighted average number of
  common shares outstanding:
           Basic                          20,986,992      25,163,613      18,852,053      25,087,416

           Assuming dilution              20,986,992      25,163,613      18,852,053      25,087,416

-------------------------------------
See accompanying notes to financial statements.

                                MGI PHARMA, INC.

                            STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                                     Nine Months Ended September 30,
                                                     -------------------------------
                                                          2001            2002
                                                      ------------    ------------
OPERATING ACTIVITIES:
Net loss                                              $(24,576,525)   $(21,491,531)
Adjustments for non-cash items:
  Stock issuance for palonostreon license                2,999,992            --
  Depreciation and intangible amortization               1,389,739       1,534,394
  Benefit plan contribution                                237,436         321,835
  Stock option term modification                              --           214,744
  Noncash consulting payments                               63,700           7,500
  Other                                                     84,453          87,803
Change in operating assets and liabilities:
  Receivables                                             (325,326)     (1,156,471)
  Inventories                                             (123,579)        (19,456)
  Prepaid expenses                                       5,247,201        (400,360)
  Accounts payable and accrued expenses                  3,645,844      (3,350,777)
  Deferred revenue                                         107,337        (595,788)
  Other current liabilities                                119,073         188,250
                                                      ------------    ------------

Net cash used in operating activities                  (11,130,655)    (24,659,857)
                                                      ------------    ------------

INVESTING ACTIVITIES:
  Purchase of investments                              (25,474,914)     (4,923,608)
  Maturity of investments                               25,104,542      18,833,181
  Acquisition of Hexalen(R)capsules                     (3,600,000)     (1,200,000)
  Purchase of equipment and furniture                   (2,319,230)       (591,606)
  Other                                                    (32,186)        (60,187)
                                                      ------------    ------------

Net cash provided by (used in) investing activities     (6,321,788)     12,057,780
                                                      ------------    ------------

FINANCING ACTIVITIES:
  Net proceeds from stock issuance                      29,168,655            --
  Restricted cash                                       (6,000,000)      4,000,000
  Receipt of deposit payable                             1,650,000         550,000
  Issuance of shares under stock
    plans                                                  892,149         375,040
                                                      ------------    ------------
Net cash provided by financing activities               25,710,804       4,925,040
                                                      ------------    ------------
Increase (decrease) in cash and
  cash equivalents                                       8,258,361      (7,677,037)

Cash and cash equivalents at
  beginning of period                                   11,031,714      40,699,408
                                                      ------------    ------------

Cash and cash equivalents at
  end of period                                       $ 19,290,075    $ 33,022,371
                                                      ============    ============

Supplemental disclosure of cash information:
  Cash paid for income taxes                          $      1,500    $      6,750

-------------------------------------
See accompanying notes to financial statements.

                                MGI PHARMA, INC.

                          NOTES TO FINANCIAL STATEMENTS

                                   (Unaudited)

(1)      Basis of Presentation

MGI PHARMA is an oncology-focused pharmaceutical company that acquires, develops and commercializes proprietary products that address unmet needs of cancer patients. We focus our direct sales efforts within the United States and create alliances with other pharmaceutical or biotechnology companies for the commercialization of our products in other countries.

We promote products directly to physician specialists in the United States using our own sales force. These products include our Salagen(R) Tablets (pilocarpine hydrochloride), Hexalen(R) (altretamine) capsules and Didronel(R) (etidronate disodium) I.V. Infusion. Salagen Tablets are approved in the United States for two indications: the symptoms of dry mouth associated with radiation treatment in head and neck cancer patients and the symptoms of dry mouth associated with Sjogren's syndrome, an autoimmune disease that damages the salivary glands. Sales of Salagen Tablets in the United States accounted for 87 percent of our product sales during the first nine months of 2002. Hexalen capsules, which we began selling after we acquired the product from MedImmune, Inc. in November 2000, is an orally administered chemotherapeutic agent approved for treatment of refractory ovarian cancer patients. Didronel I.V. Infusion is approved for the treatment of hypercalcemia (elevated blood calcium) in late-stage cancer patients. We rely on third parties to manufacture our commercialized and development stage products.

In April 2001, we obtained the exclusive U.S. and Canadian license and distribution rights to palonosetron, a cancer supportive care product candidate for the prevention of chemotherapy-induced nausea and vomiting. The New Drug Application for palonosetron was submitted to the United States Food and Drug Administration on September 27, 2002. Our product development efforts also include preclinical and clinical trials for irofulven, our novel anti-cancer agent with demonstrated activity in a variety of cancers and a unique mechanism of action. We are also developing MG98 and other inhibitors of DNA methyltransferase for North American markets. DNA methyltransferase is an enzyme that has been associated with uncontrolled tumor growth. We also provide ongoing clinical support of Salagen Tablets.

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

(2)      Loss Per Common Share

Loss per share for the three-month and nine-month periods ended September 30, 2001 and 2002 is based on weighted average shares outstanding as summarized in the following table:

Three months ended September 30                      2001         2002
                                                   ----------   ----------

Weighted-average shares - basic                    20,986,992   25,163,613
Effect of dilutive stock options                         --           --
                                                   ----------   ----------
Weighted-average shares - assuming dilution        20,986,992   25,163,613
                                                   ==========   ==========


Nine months ended September 30                       2001         2002
                                                   ----------   ----------

Weighted-average shares - basic                    18,852,053   25,087,416
Effect of dilutive stock options                         --           --
                                                   ----------   ----------
Weighted-average shares - assuming dilution        18,852,053   25,087,416
                                                   ==========   ==========

For loss periods, basic and diluted share amounts are identical, as the effect of potentially dilutive common stock is anti-dilutive. The total number of options excluded from the calculation of potentially dilutive securities because their inclusion would have been anti-dilutive was 3,492,859 and 4,115,657 for 2001 and 2002, respectively.

(3)      Investments

Because we have the intent and ability to hold our investments to maturity, they are considered held-to-maturity investments. As such, they are stated at amortized cost, which approximates estimated fair value. Short-term investments at December 31, 2001 and September 30, 2002 are summarized in the following table:

                                                 2001          2002
                                              -----------   -----------
Medium-term notes                             $16,107,596   $11,054,353
Commercial paper                               13,898,548     4,987,125
Certificates of deposit                              --       3,062,021
                                              -----------   -----------
                                              $30,006,144   $19,103,499
                                              ===========   ===========

Long-term marketable investments at December 31, 2001, consisted of certificates of deposit that mature in January 2003.

(4)      Inventories

Inventories at December 31, 2001 and September 30, 2002 are summarized as follows:

                                                2001         2002
                                            ----------   ----------
Raw materials and supplies                  $   50,458   $   94,216
Work in process                                445,429      309,161
Finished products                            1,004,167    1,116,133
                                            ----------   ----------
                                            $1,500,054   $1,519,510
                                            ==========   ==========

Inventories are stated at the lower of cost or market. Cost is determined on a first-in, first-out basis.

(5)      Accrued Expenses

Accrued expenses at December 31, 2001 and September 30, 2002 are summarized in the following table:

                                                         2001         2002
                                                     -----------   ----------
Product development commitments                       $4,503,281   $1,883,285
Bonuses                                                1,774,916    1,600,110
Product return accrual                                   963,430      996,579
Severance payments                                          --        680,273
Lease accrual                                            983,271      457,303
Hexalen(R)capsules business purchase obligation        1,200,000         --
Other accrued expenses                                 3,184,940    2,780,378
                                                     -----------   ----------
                                                     $12,609,838   $8,397,928
                                                     ===========   ==========

(6)      Stock Incentive Plans

Under stock incentive plans, designated persons (including officers, directors, employees and consultants) are granted rights to acquire our common stock. These rights include stock options and other equity rights.

At September 30, 2002, 5,616,422 shares of common stock remain reserved for issuance, of which 1,500,765 remain available for grant. Options to purchase 4,115,657 shares of common stock were outstanding, of which 1,877,678 were exercisable. Options outstanding had a weighted average exercise price of $11.56 per share.

(7)      Stockholders' Equity

Changes in selected stockholders' equity accounts for the nine months ended September 30, 2002 were as follows:

                                                                            Unearned
                                       Common Stock        Additional    compensation -
                                  ----------------------     paid-in       restricted
                                   Shares      Par value     capital          stock
                                  ----------   ---------  ------------   --------------
Balance at December 31, 2001      25,005,050    $250,051  $192,060,653      $      0
Exercise of stock options             15,175         152        87,388          --
Employee retirement savings
  plan contribution                   59,798         598       829,256          --
Employee stock purchase plan          47,837         478       287,022          --
Stock option term modification         --           --         214,744          --
Restricted stock issuance             35,487         355       244,505      (244,860)
Amortization of restricted stock
  to compensation expense              --           --            --          49,737
Other issuances                          893           9         7,491          --
                                  ----------    --------  ------------     ---------
Balance at September 30, 2002     25,164,240    $251,643  $193,731,059     ($195,123)
                                  ==========    ========  ============     =========

At September 30, 2002, 100,000 shares remain registered for sale from shelf registration statements that were filed for 5 million shares with the Securities and Exchange Commission. These remaining shares pertain to an option that we granted to Ramius Securities to purchase 100,000 shares of our common stock at prices ranging from $16.95 to $24.72 per share. This option, which expires on February 28, 2003, relates to a financing facility with Ramius Securities, LLC, and Ramius Capital Group, LLC.

On June 24, 2002, we issued 35,487 shares of restricted common stock to certain non-executive officer employees. One-half of these shares vest in one year after the date of grant, and the remainder of these shares vest in two years after the date of grant, given continued employment through the vesting dates. We recognize compensation expense for the market value ($6.90 per share) of the shares at the date of grant over the vesting periods.

(8)      Leases

We lease office space under noncancellable lease agreements that contain renewal options and require us to pay operating costs, including property taxes, insurance and maintenance. In January 2001, we executed a lease agreement for new office space, beginning in May 2001. At September 30, 2002, we have an accrual of $457,303 for lease obligations for the former office space in excess of estimated sublease rental income. Future minimum lease payments under noncancellable leases, including both the current and former office spaces, are as follows:

Remainder of 2002                                 $397,000
2003                                             1,601,000
2004                                             1,622,000
2005                                             1,498,000
2006                                             1,229,000
Thereafter                                       1,776,000
Less Sublease Income                              (502,022)
                                                ----------
                                                $7,620,978
                                                ==========

(9)      Licensing Arrangements

In April 2001, MGI obtained the exclusive North American license and distribution rights for palonosetron, from HELSINN Healthcare SA. Palonosetron, a 5-HT3 antagonist with strong binding affinity for the target receptor and an extended plasma half-life, is in development for the prevention of chemotherapy-induced nausea and vomiting. The new drug application (NDA) for palonosetron was submitted to the United States Food and Drug Administration on September 27, 2002. MGI paid $11 million in upfront payments using the $5 million deposit made upon the execution of the letter of intent in October 2000, $3 million in cash paid in April 2001, and $3 million of MGI's common shares delivered in April 2001. An additional $2 million milestone was paid in October 2001, and a $4 million milestone payment was paid from restricted cash in April 2002. In the fourth quarter of 2002, MGI expects to pay a $10 million milestone upon acceptance of the filing of the NDA in the United States (MGI can elect to pay up to one-half of this milestone by using shares of MGI common stock instead of cash). An $11 million milestone will become payable upon receiving marketing approval for palonosetron in the United States.

(10)     Research and Development Expense

Research and development expense for the three-month and nine-month periods ended September 30, 2001 and 2002 consist of the following:

Three months ended September 30                   2001          2002
                                              -----------   -----------
License fees                                   $   50,000    $   50,000
Other research and development                  5,757,071     4,458,089
                                              -----------   -----------
                                               $5,807,071    $4,508,089
                                              ===========   ===========


Nine months ended September 30                    2001          2002
                                              -----------   -----------
License fees                                  $13,066,250   $ 4,050,000
Other research and development                 14,484,328    14,512,483
                                              -----------   -----------
                                              $27,550,578   $18,562,483
                                              ===========   ===========

(11)     Intangible Assets

Intangible assets represent the $7,091,870 excess of the $7.2 million purchase price over the $108,130 fair value of the net assets related to the acquisition of the business associated with the product Hexalen capsules. Amortization is recognized as the greater of the amount computed on a straight-line basis over six years, which is the estimated commercial life of Hexalen capsules, or in proportion to the actual product contribution compared to the estimated product contribution over the estimated commercial life of Hexalen capsules. Under the straight-line method, amortization would be $1,181,978 per year in 2002 through 2005, and $1,083,482 in 2006.

Item 2.
-------

Management's Discussion and Analysis of Financial Condition and Results of Operations


Overview

MGI PHARMA is an oncology-focused pharmaceutical company that acquires, develops and commercializes proprietary products that address unmet needs of cancer patients. We focus our direct sales efforts within the United States and create alliances with other pharmaceutical or biotechnology companies for the commercialization of our products in other countries.

We promote products directly to physician specialists in the United States using our own sales force. These products include our Salagen(R) Tablets (pilocarpine hydrochloride), Hexalen(R) (altretamine) capsules and Didronel(R) (etidronate disodium) I.V. Infusion. Salagen Tablets are approved in the United States for two indications: the symptoms of dry mouth associated with radiation treatment in head and neck cancer patients and the symptoms of dry mouth associated with Sjogren's syndrome, an autoimmune disease that damages the salivary glands. Sales of Salagen Tablets in the United States accounted for 87 percent of our product sales during the first nine months of 2002. Hexalen capsules, which we began selling after we acquired the product from MedImmune, Inc. in November 2000, is an orally administered chemotherapeutic agent approved for treatment of refractory ovarian cancer patients. Didronel I.V. Infusion is approved for the treatment of hypercalcemia (elevated blood calcium) in late-stage cancer patients. We rely on third parties to manufacture our commercialized and development stage products.

In April 2001, we obtained the exclusive U.S. and Canadian license and distribution rights to palonosetron, a cancer supportive care product candidate for the prevention of chemotherapy-induced nausea and vomiting. The New Drug Application for palonosetron was submitted to the United States Food and Drug Administration on September 27, 2002. Our product development efforts also include preclinical and clinical trials for irofulven, our novel anti-cancer agent with demonstrated activity in a variety of cancers and a unique mechanism of action. We are also developing MG98 and other inhibitors of DNA methyltransferase for North American markets. DNA methyltransferase is an enzyme that has been associated with uncontrolled tumor growth. We also provide ongoing clinical support of Salagen Tablets.

Results of Operations

Revenues

Sales: Sales revenue increased 37 percent from $5,992,329 in the third quarter of 2001, to $8,223,368 in the third quarter of 2002, but decreased 21 percent from $23,137,823 in the first nine months of 2001, to $18,174,858 in the first nine months of 2002. As is common in the pharmaceutical industry, our domestic sales are made to pharmaceutical wholesalers for further distribution through pharmacies to the ultimate consumers of our products. The quarterly increase in sales revenue reflects increased revenue for Salagen Tablets, resulting from continued growth in patient demand and closer alignment of wholesaler inventory amounts with underlying patient demand. The nine-month decrease in sales revenue reflects decreased revenue from Salagen Tablets, resulting from a drawdown of wholesaler inventory amounts, which was partially offset by an increase in selling price and a continued increase in patient demand. Beginning in the second quarter of 2001 and continuing throughout the rest of 2001, a substantial increase in wholesaler inventory amounts occurred. A reduction in wholesaler inventory amounts occurred throughout the first half of 2002. Normalization of the wholesale distributor inventories occurred towards the end of the second quarter of 2002. As a result, product sales in the third quarter of 2002 approximated underlying patient demand. Sales of Salagen Tablets in the United States provided 88 percent and 87 percent of our sales revenue in the first nine months of 2001 and 2002, respectively. We expect sales revenue for all of our products in 2002 to be within the range of $25 million to $27 million.

Licensing: Licensing revenue decreased 14 percent from $957,060 in the third quarter of 2001 to $824,196 in the third quarter of 2002, and decreased two percent from $2,399,631 in the first nine months of 2001 to $2,361,806 in the first nine months of 2002. Licensing revenue is a combination of deferred revenue amortization from multiple element arrangements and from royalties that are recognized when the related sales occur. The quarterly decrease from 2001 to 2002 reflects decreased royalties related to herbicide resistant crop technology from our former agricultural business, and decreased royalties from our license arrangements for the development and commercialization of Salagen Tablets in Europe and Canada. The nine-month decrease from 2001 to 2002 reflects decreased royalties related to a Lyme disease vaccine for dogs and decreased royalties from our license arrangement for the development and commercialization of Salagen Tablets in Canada, partially offset by increased royalties from our license relationship with for the development and commercialization of Salagen Tablets in Europe. Future licensing revenue will fluctuate from quarter to quarter depending on the level of recurring royalty generating activities and changes in amortization of deferred revenue, including the initiation or termination of licensing arrangements. We expect licensing revenue for 2002 to be approximately $3 million.

Costs and Expenses

Cost of sales: Cost of sales as a percent of sales was 13 percent for the third quarter of 2001 and 12 percent for the third quarter of 2002. Cost of sales as a percent of sales was 11 percent for the first nine months of 2001 and 13 percent for the first nine months of 2002. The changes result from changes in our product mix and changes in production costs. We believe that cost of sales, as a percent of product sales for our marketed products for 2002, will range from 10 to 15 percent.

Selling, general and administrative: Selling, general and administrative expenses increased one percent from $6,551,976 in the third quarter of 2001 to $6,639,489 in the third quarter of 2002, and increased 4 percent from $20,327,597 in the first nine months of 2001 to $21,150,169 in the first nine months of 2002. Both increases reflect increases in selling expense that were partially offset by decreases in promotion costs and facility costs. Promotion costs decreased from 2001 due to our initiating promotion of Hexalen and Mylocel in 2001. Facility costs decreased from 2001 due to an accrual in 2001 for lease obligations for the former office space in excess of estimated sublease rental income, and physical move costs related to our move to a new office location in June 2001. The nine-month increase also reflects $515,766 in expense related to a reduction in our workforce in the second quarter of 2002. We expect selling, general and administrative expense for 2002 to be approximately $29 million.

Research and development: Research and development expense decreased 22 percent from $5,807,071 in the third quarter of 2001 to $4,508,089 in the third quarter of 2002, and decreased 33 percent from $27,550,578 in the first nine months of 2001 to $18,562,483 in the first nine months of 2002. Both decreases reflect variability in licensing expense. In conjunction with the license of palonosetron, we expensed $13 million for the initiation of the license in the second quarter of 2001, and $4 million for the achievement of the pre-NDA meeting milestone in the second quarter of 2002. Exclusive of these palonosetron licensing payments and other miscellaneous licensing payments, research and development expense decreased 23 percent from $5,757,071 in the third quarter of 2001 to $4,458,089 in the third quarter of 2002, and was essentially unchanged from $14,484,328 in the first nine months of 2001 to $14,512,483 in the first nine months of 2002. The quarterly decrease represents decreased spending on the development of irofulven. The small change in the nine-month periods reflects decreased spending on irofulven, offset by $775,278 in expense related to the reduction in our workforce in the second quarter of 2002, and increased expenses related to our development of palonosetron.

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

Tax expense: There is no provision for tax expense in any of the time periods presented since our annual net loss was $35 million in 2001, and a net loss is projected for 2002. Our ability to achieve profitable operations is dependent upon our successful launch of palonosetron, and therefore, we continue to maintain a valuation allowance against our deferred tax asset.

Interest Income

Interest income decreased 3 percent from $415,102 in the third quarter of 2001 to $400,798 in the third quarter of 2002, and decreased 22 percent from $1,228,908 in the first nine months of 2001 to $963,472 in the first nine months of 2002. The decreases result from lower investment yields, partially offset by increases in the average amount of funds available for investment. Funds available for investment in 2002 increased as a result of the sales of stock in the second and fourth quarters of 2001. Interest income for 2002 will fluctuate depending on the timing of cash flows and changes in interest rates for marketable securities.

Net Loss

We had a net loss of $6,047,443 for the third quarter of 2001, and a net loss of $2,944,913 for the third quarter of 2002. We had a net loss of $24,576,525 for the first nine months of 2001, and a net loss of $21,491,531 for the first nine months of 2002. The decreased net loss from the third quarter of 2001 to the third quarter of 2002 reflects a 30 percent increase in revenues from 2001 to 2002, and an 8 percent decrease in costs and expenses from 2001 to 2002. The decreased net loss from the first nine months of 2001 to the first nine months of 2002 reflects a 20 percent decrease in revenue from 2001 to 2002, and a 16 percent decrease in costs and expenses from 2001 to 2002. The decreases in costs and expenses for the three-month period resulted from a decrease in expenditures for the development of irofulven. The decreases in costs and expenses for the nine-month period primarily resulted from variability in licensing expense. In conjunction with the license of palonosetron, we expensed $13 million in the second quarter of 2001, and $4 million in the second quarter of 2002. During the next several years, we expect to direct our efforts towards activities intended to grow long-term revenues, including the continued development and launch of palonosetron and continued development of irofulven and other product candidates. Increased spending on these initiatives will likely result in substantial net losses until after our launch of palonosetron. We expect our net loss for 2002 to be within the range of $35 million to $37million.

Liquidity and Capital Resources

At September 30, 2002, we had cash and marketable investments of $52,125,870 and working capital of $47,048,660, compared with $77,712,480 and $63,181,509, respectively, at December 31, 2001. For the nine-month period ended September 30, 2002, we received $550,000 in cash as a deposit from one of our international partners, and $375,040 in cash from issuance of shares under stock award plans. We used $24,659,857 of cash to fund our operating activities, including $4,000,000 of restricted cash for payment of a palonosetron milestone. We also paid the final installment of $1,200,000 related to the acquisition of Hexalen(R) Capsules, and purchased $591,606 in equipment and furniture.

Significant cash use in 2002 will be required to fund operating activities and pay up to $10 million upon filing acceptance of the new drug application for palonosetron by the FDA, which is expected in the fourth quarter of 2002. Substantial amounts of capital are required for pharmaceutical development and commercialization efforts. For continued development and commercialization of our product candidates and marketed products, and the acquisition and development of additional product candidates, we plan to utilize cash provided from product sales, collaborative arrangements and existing liquid assets. We will seek other sources of funding, including additional equity or debt issuances as appropriate. We expect cash use for 2002 to range from $33 million to $35 million, which includes cash required to fund operating activities. We have no arrangements or covenants that would trigger acceleration of our lease obligations or long-term liabilities.

Our liquidity is affected by a variety of factors, including sales of our products, the pace of our research and development programs, the in-licensing of new products and our ability to raise additional debt or equity capital. As identified in our risk factors, adverse changes that affect our continued access to the capital markets, continued development and expansion of our product candidates, and future demand for our marketed products would affect our longer-term liquidity. We believe we have sufficient liquidity and capital resources to fund all known cash requirements for the next 12 months. Our future noncancellable significant contractual commitments are summarized in the following table:

--------------------------- ------------ ------------ ------------ ------------ ------------
                    2002        2003         2004         2005         2006      Thereafter
--------------------------- ------------ ------------ ------------ ------------ ------------
Lease Payments    $397,000   $1,601,000   $1,622,000   $1,498,000   $1,229,000   $1,776,000
--------------------------- ------------ ------------ ------------ ------------ ------------

Cautionary Statement

This document contains forward-looking statements within the meaning of federal securities laws that may include statements regarding our intent, belief or current expectations. These forward-looking statements are not guarantees of future performance and involve a number of risks and uncertainties that may cause our actual results to differ materially from the results discussed in these statements. Factors that might affect our results include, but are not limited to, the ability of palonosetron, irofulven, or our other product candidates to be proven safe and effective in humans, to receive marketing authorizations from regulatory authorities and to ultimately compete successfully with other therapies, continued sales of Salagen(R) Tablets, development or acquisition of additional products, reliance on contract manufacturing, changes in strategic alliances, continued access to capital, and other risks and uncertainties detailed from time to time in our filings with the Securities and Exchange Commission, including Exhibit 99 to this form Form 10-Q. We do not intend to update any of the forward-looking statements after the date of this Form 10-Q to conform them to actual results.

Item 3.
-------

Quantitative and Qualitative Disclosure About Market Risk

Our operations are not subject to risks of material foreign currency fluctuations, nor do we use derivative financial instruments in our investment practices. We place our marketable investments in instruments that meet high credit quality standards, as specified in our investment policy guidelines. We do not expect material losses with respect to our investment portfolio or exposure to market risks associated with interest rates. The impact on our net loss as a result of a one percent change in short-term interest rates would be approximately $521,000 over a twelve-month period, based on our cash, cash equivalents and marketable investment balances at September 30, 2002.

Item 4.
-------

Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer, Charles N. Blitzer, and our Chief Financial Officer, William C. Brown, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-14(c) under the Exchange Act) as of a date (the "Evaluation Date") within 90 days prior to the filing date of this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective in timely alerting them to the material information relating to us required to be included in our periodic SEC filings.

(b) Changes in Internal Controls

There were no significant changes made in our internal controls during the period covered by this report or, to our knowledge, in other factors that could significantly affect these controls subsequent to the date of their evaluation.

                                MGI PHARMA, INC.

                           PART II - OTHER INFORMATION

Item 5. Other Information
-------

In connection with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, the Company is hereby filing cautionary statements identifying important factors that could cause actual results to differ materially from those projected in forward looking statements of the Company made by, or on behalf of the Company. See Exhibit 99.1 to this report.

Item 6. Exhibits and Reports on Form 8-K
-------

(a)      LISTING OF EXHIBITS:

         Exhibit Number     Description
         --------------     -----------

              99.1          Cautionary Statements

              99.2 Certification of Charles N. Blitzer Pursuant to 18 U.S.C. (S) 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

              99.3 Certification of William C. Brown Pursuant to 18 U.S.C. (S) 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002


(b)      REPORTS ON FORM 8-K

         There were no reports of Form 8-K filed during the three months ended September 30, 2002.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   MGI PHARMA, INC.


Date:  November 4, 2002            By: /s/ William C. Brown
                                       ----------------------------------------
                                   William C. Brown,
                                   Chief Financial Officer and Secretary
                                   (principal financial and accounting officer)

                                 CERTIFICATIONS

I, Charles N. Blitzer, certify that:

1.  I have reviewed this quarterly report on Form 10-Q of MGI PHARMA, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

       a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

       b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

       c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

       a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

       b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 4, 2002                           /s/   Charles N. Blitzer
                                                  ------------------------------
                                                  Charles N. Blitzer,
                                                  Chairman and
                                                  Chief Executive Officer

                                 CERTIFICATIONS

I, William C. Brown, certify that:

1.  I have reviewed this quarterly report on Form 10-Q of MGI PHARMA, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

       a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

       b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

       c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

       a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

       b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 4, 2002                           /s/   William C. Brown
                                                  ------------------------------
                                                  William C. Brown
                                                  Chief Financial Officer

                                MGI PHARMA, INC.

                          Quarterly Report on Form 10-Q
                                     for the
                        Quarter Ended September 30, 2002

                                  EXHIBIT INDEX
                                  -------------

       Exhibit
        Number                    Description
        ------                    -----------

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