Form 10-K
period 2002-12-31
MGI PHARMA INC
filed 2003-03-20
CIK 702131

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002                                  Commission File No. 0-10736
-------------------------------------------                                  ---------------------------

                                               MGI PHARMA, INC.
                           (Exact name of Registrant as specified in its charter)

                       Minnesota                                                 41-1364647
--------------------------------------------------------------      ------------------------------------
(State or other jurisdiction of incorporation or organization)      (I.R.S. Employer Identification No.)


5775 West Old Shakopee Road, Suite 100
Bloomington, Minnesota                                                             55437
---------------------------------------------------------           ------------------------------------
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

          Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

          Indicate by check mark whether the Registrant is an accelerated filer
(as defined in Exchange Act Rule 12b-2).   Yes [X]       No [_]

          The aggregate market value of voting stock held by non-affiliates of the Registrant as of June 30, 2002 was approximately $175,781,956 (based on the closing price of such stock as reported by the Nasdaq National Market on such date).

          The number of shares outstanding of each of the Registrant's classes of common stock, as of March 17, 2003, was: Common Stock, $.01 par value; 25,343,718 shares.

                       DOCUMENTS INCORPORATED BY REFERENCE

          Pursuant to General Instruction G the responses to Items 10, 11 and 12 of Part III of this report are incorporated herein by reference to certain information contained in the Registrant's definitive Proxy Statement for its 2003 Annual Meeting of Shareholders to be held on May 13, 2003.

                                     PART I

This Form 10-K contains forward-looking statements within the meaning of federal securities laws that may include statements regarding intent, belief or current expectations of the Company and its management. These forward-looking statements are not guarantees of future performance and involve a number of risks and uncertainties that may cause the Company's actual results to differ materially from the results discussed in these statements. Risks and uncertainties that might affect our results are detailed from time to time in the Company's filings with the Securities and Exchange Commission, including in Exhibit 99.1 to this Form 10-K. The Company does not intend to update any of the forward-looking statements after the date of this Form 10-K to conform them to actual results.

Item 1.  Business

Overview

MGI PHARMA, INC., is an oncology-focused biopharmaceutical company that acquires, develops and commercializes proprietary pharmaceutical products that meet cancer patient needs. It is our goal to become a leader in oncology through application of our two core competencies of oncology product development and commercialization, which we apply toward our portfolio of oncology products and product candidates. We acquire intellectual property or product rights from others after they have completed the basic research to discover the compounds that will become our product candidates or marketed products. This allows us to focus our skills on product development and commercialization rather than directly performing drug discovery.

We believe we have a complementary portfolio of oncology product candidates. Our current product candidates are at various stages with an emphasis on advanced stages of development and are intended to have diverse roles in treating cancer patients. Of our product candidates, one is under review by the U.S. Food & Drug Administration, or FDA, for marketing approval and two are in Phase 1 or 2 clinical trials. Of these, one is a supportive care product candidate (a product that may treat the symptoms associated with treatment of the medical condition or the condition itself), one a cytotoxic product candidate (a product that may cause cancer cells to die) and one is a cytostatic agent (agents that may slow or stop the growth of cancer cells). In addition, we support two preclinical development programs, one focused on a cytotoxic agent and one focused on a cytostatic agent.

Palonosetron is our most advanced product candidate. A new drug application, or NDA, was submitted to the FDA on September 27, 2002 for approval to market palonosetron. On November 27, 2002, the FDA accepted the NDA for filing, which is an acknowledgement by the FDA that the NDA is sufficiently complete to permit a substantive review. Under the Prescription Drug User Fee Act, or PDUFA, the FDA's goal is to review and act on the NDA within 10 months of receipt, specifically by July 27, 2003. Palonosetron is a potent, selective serotonin sub-type 3, or 5-HT3, receptor antagonist with a long plasma half-life developed for the prevention of chemotherapy-induced nausea and vomiting, or CINV. If not prevented, CINV is estimated to occur in up to 85 percent of cancer patients treated with chemotherapy and can result in delay or even discontinuation of treatment. The advent of 5-HT3 receptor antagonists in 1991 has revolutionized the management of CINV.

Approximately 2,800 patients and subjects have participated in clinical trials of palonosetron. A pivotal Phase 3 program comparing palonosetron to currently available 5-HT3 antagonists enrolling approximately 1,800 patients was completed in 2002. Each of these trials was the subject of a special protocol assessment and agreement with the FDA and each trial met the targeted efficacy endpoints.

Palonosetron will potentially be launched into a growing U.S. 5-HT3 receptor antagonist market that is approximately $1.4 billion for the year 2002.

Irofulven, the lead cancer therapy product candidate from our proprietary family of compounds, called acylfulvenes, is in a series of clinical trials. Based on our analysis of results from our trials of irofulven, we believe that irofulven is adequately tolerated for a chemotherapeutic, with evidence of monotherapy activity against a wide range of cancers including liver, pancreatic, ovarian, and prostate tumors. These results have been seen in patients with refractory tumors, meaning tumors that are unresponsive to first-line chemotherapy. Trials in refractory cancer patients are the usual way to begin development of new chemotherapy agents, followed by trials comparing the activity of currently approved therapies to the investigational chemotherapy agent. If the investigational chemotherapy agent establishes improved safety and/or efficacy compared to the established therapy, regulatory approval may be sought.

We also are conducting a series of Phase 1 dose escalation trials of irofulven in combination therapy with currently approved cancer agents. We believe that an advantage of combination therapy is the potential to achieve better anti-cancer benefit with an acceptable side effect profile compared to either agent used as single agents. In preclinical studies, irofulven has demonstrated synergistic activity with a number of marketed chemotherapies, meaning the extent of tumor cell death was greater than would be predicted by simply adding the activity of each agent individually.

We currently market several cancer-related products in the United States using our 65-person specialty sales organization. We focus our sales efforts solely within the United States, where we have retained product rights to our currently marketed products and product candidates under development. We create alliances with other pharmaceutical or biotechnology companies for the sales and marketing of our products in other countries. Currently, we market our primary commercial product, Salagen(R) Tablets (pilocarpine hydrochloride), in the United States to oncologists as a treatment for the symptoms of radiation-induced dry mouth in head and neck cancer patients and to rheumatologists as a treatment for dry mouth associated with the autoimmune disease Sjogren's syndrome. Historically, the cash flow generated from the U.S. sales of Salagen Tablets has been the primary source of funding for selling, general and administrative activities, as sales of Salagen Tablets accounted for approximately 88 percent of our $25 million of product sales in 2002. In March 2001 we began direct promotion, or face-to-face sales calls, of Hexalen(R) capsules after acquiring the Hexalen capsules business in November 2000. Hexalen capsules are a second-line chemotherapy for ovarian cancer patients who are refractory to first-line therapies. We also sell Didronel(R) IV infusion, which is approved for the treatment of elevated blood calcium in late-stage cancer patients.

The following table summarizes the principal indications and commercial rights for our currently marketed products and development programs.

------------------------------------------------------------------------------------------------------------------------
          Products               Principal Indications               Status                 Commercial Rights
          --------               ---------------------               ------                 -----------------
    Salagen Tablets         . Symptoms of radiation-          . Currently marketed     U.S.: MGI
                              induced dry mouth in head and                            Europe: Novartis
                              neck cancer patients                                     Canada: Pharmacia
                            . Dry mouth, plus dry eyes        . Currently marketed     Rest of World: Various other
                              outside the U.S., in                                     partners
                              Sjogren's syndrome patients
------------------------------------------------------------------------------------------------------------------------
    Hexalen capsules        . Ovarian cancer                  . Currently marketed     U.S.: MGI
                                                                                       Outside U.S.: Various partners
------------------------------------------------------------------------------------------------------------------------
    Didronel IV infusion    . Cancer-related hypercalcemia    . Currently marketed     U.S.: MGI
------------------------------------------------------------------------------------------------------------------------
    Palonosetron            . Chemotherapy-induced nausea     . NDA review             U.S. & Canada: MGI
                              and vomiting
------------------------------------------------------------------------------------------------------------------------
    Irofulven               . Monotherapy                     . Phase 2                Worldwide: MGI
                            . Combination therapy             . Phases 1 & 2
------------------------------------------------------------------------------------------------------------------------
    Other Acylfulvene       . Various cancers                 . Preclinicals           Worldwide: MGI
    Analogs
------------------------------------------------------------------------------------------------------------------------
    MG98                    . Myelodysplasia and acute        . Phase 1                U.S. & Canada: MGI
                              myelogenous leukemia
------------------------------------------------------------------------------------------------------------------------
    DNA Methyltransferase   . Various cancers                 . Preclinicals           U.S. & Canada: MGI
    Inhibitors
------------------------------------------------------------------------------------------------------------------------

Business Strategy

Our goal is to become a leading oncology-focused biopharmaceutical company serving well-defined markets. The key elements of our strategy are to:

     . Seek Approval of and Commercialize Palonosetron for Chemotherapy-induced Nausea and Vomiting. An NDA was submitted to the FDA on September 27, 2002 seeking approval to market palonosetron for the prevention of chemotherapy induced nausea and vomiting. In its acceptance of the NDA for review, the FDA established July 27, 2003 as the PDUFA goal date for this NDA. If approved for marketing, palonosetron will compete in the approximately $1.4 billion 5-HT3 antagonist market in the U.S.

     . Expand Our Oncology Sales and Marketing Efforts in the United States. Our 65-person specialty sales organization markets our products to oncology and rheumatology physician specialists in the United States. We target these therapeutic areas because their physician populations are relatively small in number and are generally concentrated in or near urban areas. During FDA review of palonosetron, we plan to expand our field sales force by approximately 30 sales representatives. This would allow us to reach the oncology community with a frequency that is considered optimal by industry standards.

     . Develop and Commercialize Irofulven for Various Cancers. A substantial portion of our product development efforts over the next several years may be devoted to the further development of irofulven for the treatment of various cancers. Initially we are seeking to develop irofulven for cancers or sub-populations of certain types of cancers with limited therapeutic options such as refractory cancers, for which we believe irofulven could most quickly be developed and approved for marketing. In addition, we are investigating irofulven's efficacy in combination with other cancer therapies. We further intend to perform clinical trials to evaluate irofulven in non-refractory cancer patients, with a goal of broadening irofulven's uses. We plan to focus our direct sales and marketing efforts for irofulven within the United States and to rely on partners to commercialize it in other countries.

     . Collaborate with Other Parties Outside the United States. Outside the United States, we pursue strategic collaborations with pharmaceutical and biotechnology companies to develop and commercialize our current products and product candidates when we have international product rights.

     . Selectively Add to Our Product Portfolio through Product Acquisitions and Co-promotion Arrangements. We seek to selectively expand our product portfolio through product acquisitions or co-promotion arrangements of complementary products. We focus on currently marketable pharmaceutical products or product candidates for which we believe we can effectively add value through application of our two core competencies: (i) oncology sales and marketing and (ii) oncology product development. Through this strategy, we seek to grow and diversify while managing clinical development risk, since these product candidates have generally progressed beyond the initial discovery stage and preliminary toxicity testing and have often demonstrated efficacy in early human clinical studies.

     . Leverage Development and Commercialization Efforts through Outsourcing. To reduce overhead, control expenses and maintain strategic flexibility, we contract with third parties for a number of business activities, including preclinical studies, clinical trials, product formulation, product manufacturing and product distribution. By using contract manufacturers to produce our current products, which require relatively small and infrequent production runs, we limit our investment in facilities and equipment and can better manage the risks involved in pharmaceutical manufacturing. Similarly, by contracting with third parties to perform certain research and development tasks needed to bring our products to market, we reduce internal expenses and risks associated with owning a research facility and retain flexibility to allocate resources to various external contractors as development program needs evolve. We expect to continue to contract with third parties until it is economical to add such capabilities internally.

Cancer Overview

According to the American Cancer Society, or ACS, there are approximately 1.3 million new cases of cancer diagnosed in the United States each year. Cancer is the second leading cause of death in the United States and is projected to result in approximately 556,500 deaths in the United States in 2003.

Cancer is characterized by the uncontrolled growth and spread of abnormal cells. These abnormal or malignant cells accumulate and form tumors that can compress, invade and destroy normal tissue. If malignant cells break away from the primary tumor, they can travel through the bloodstream or lymphatic system to other areas of the body. There they may settle and form new tumors. The spread of a tumor to a new site is called metastasis.

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

          . radiation therapy--the use of high energy particles or waves, such as x-rays or gamma rays, to destroy or damage cancer cells; and

          . chemotherapy--the use of drugs to inhibit the growth of or kill cancer cells. Systemic chemotherapy uses cancer therapy drugs that are administered intravenously or orally. These drugs enter the bloodstream and can potentially reach all areas of the body, which make this treatment especially useful for cancer that has metastasized.

A cancer patient often receives a combination of treatments depending upon the type and progression of the disease. While surgery attempts to remove the cancer from the patient and radiation attempts to kill the cancer cells, there are significant limitations and complications associated with these treatments that result in high rates of treatment failure. This failure is due primarily to metastasis and dose-limiting severe side effects. Chemotherapeutic agents attempt to address the limitations of surgery and radiation, which are local treatments, by interfering with the replication of cancer cells that may have spread to distant sites in the patient. In addition to treatment of their cancer, cancer patients often need supportive care to prevent or treat the side effects of radiation or chemotherapy. Examples include treatment of chemotherapy-induced nausea and vomiting, pain control or stimulation of blood cell growth.

Cancer is a disease characterized by uncontrolled cell replication, which requires cells to first replicate their DNA. Therefore, many chemotherapeutic agents target the cancer cells' ability to replicate DNA, or following the replication of their DNA, the ability of the cancer cells to divide. Different classes of chemotherapeutic agents are distinguished by their mechanism of action or how they specifically interfere with the cancer cells' ability to replicate DNA or divide.

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

Chemotherapy-Induced Nausea and Vomiting Overview

Depending on the type of cancer and treatment goals determined by physicians, patients may receive chemotherapy as part of their treatment regimen. One of the most feared side-effects of most chemotherapy treatments is chemotherapy-induced nausea and vomiting, or CINV. In recent years supportive care products to treat the side-effects of chemotherapy, such as CINV, have emerged to improve patient comfort and compliance with treatment regimens. While there are many types of supportive care products for cancer patients, this discussion is focused on the prevention of CINV.

Efforts to treat tumors such as those found in breast and lung cancer have led physicians to administer more aggressive chemotherapy regimens. These cytotoxic agents often cause CINV by triggering release of serotonin from certain cells in the gastrointestinal tract. The released serotonin stimulates nerve receptors that activate the vomiting center via the chemoreceptor trigger zone. When, and if, serotonin stimulates the vagal afferents through the 5-HT3 receptors, vomiting (emesis) ensues. Although CINV has been managed to a greater degree in recent years, it is estimated that up to 85 percent of cancer patients receiving chemotherapy will experience some degree of emesis if not prevented with an antiemetic. The severity of emesis is dependent upon the type of chemotherapy administered, the dosing schedule of the chemotherapy, how quickly it was administered, and the patient's age and gender, among other predisposing factors. If emesis is not properly managed, it can cause dehydration and poor quality of life, eventually leading to interruption or discontinuation of chemotherapy. Most chemotherapy regimens are classified as low or moderately-emetogenic and, although the majority of patients receiving moderately-emetogenic chemotherapy are administered a currently available 5-HT3 antagonist, there remains a need to improve upon the prevention of acute, within 24 hours of chemotherapy, CINV and, especially, delayed, more than 24 hours after chemotherapy, CINV.

Developed Products

Salagen Tablets for the Symptoms of Xerostomia and Sjogren's Syndrome

MGI conceived, developed and continues to market Salagen Tablets (pilocarpine hydrochloride) in the United States. Salagen Tablets' clinically-proven efficacy and safety allow it to maintain market leadership in the treatment of chronic dry mouth symptoms associated with head and neck cancer patients treated with radiation and with Sjogren's syndrome patients.

Salagen Tablets were the first prescription drug approved to treat the symptoms of chronic dry mouth in these patient populations. Chronic dry mouth can be a painful and debilitating condition. Salagen Tablets stimulate the exocrine glands, including the salivary glands, to increase their moisture-producing activity. Saliva is important to oral health and quality of life in general. People with chronic dry mouth can experience difficulty eating and sleeping, rapid tooth decay, periodontal disease and oral infections. Sales of Salagen Tablets in the United States were $22 million in 2002. Underlying demand for Salagen Tablets in the United States, as measured by prescription growth, grew at an annual rate of approximately 5 percent in 2002 over 2001.

Head and neck cancer

Although often effective in treating primary tumors of the head and neck, radiation therapy can permanently damage a patient's salivary glands, resulting in xerostomia, a significant, chronic reduction of saliva production. Patients using Salagen Tablets (pilocarpine hydrochloride) for radiation-induced dry mouth typically take one tablet three times per day during the course of radiation therapy, which will last approximately six to eight weeks and may then take it indefinitely to treat the residual dry mouth symptoms that follow radiation therapy.

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

Sjogren's syndrome

Sjogren's syndrome is a chronic autoimmune disorder in which the body's own immune system attacks the moisture-producing glands, including the salivary glands, causing them to lose their ability to produce adequate moisture. Symptoms of Sjogren's syndrome vary in degree and type, but the common component is chronic dryness. Patients can exhibit dry mouth, swollen glands, dry eyes, vaginal dryness and fatigue. The syndrome can be manifested alone (primary Sjogren's) or in combination with other autoimmune disorders (secondary Sjogren's). We believe that approximately 50,000 of the 200,000 Sjogren's syndrome patients could benefit from Salagen Tablets.

In patients with Sjogren's syndrome-related dry mouth, Salagen Tablets can help to relieve the symptoms of oral dryness. Salagen Tablets can stimulate the salivary glands to increase production of saliva, which is essential to maintaining good oral health. For Sjogren's syndrome patients, previously available therapies included tear and saliva substitutes. These types of products provide transient relief at best and often fail to prevent complications.

In two 12-week trials that were the primary basis for the supplemental approval of Salagen Tablets for Sjogren's syndrome in 1998, a total of 629 primary or secondary Sjogren's syndrome patients were assessed for the ability of Salagen Tablets, versus placebo, to relieve the symptoms of dry mouth and to stimulate saliva production. Patients receiving Salagen Tablets four times a day reported a significant improvement in their symptoms associated with oral dryness, and they also demonstrated a significant increase in saliva for the full 12 weeks. Similar to the Salagen Tablet trials in head and neck cancer patients, less than one percent of the patients receiving Salagen Tablets withdrew from the trial due to lack of efficacy. The most common side effect was mild to moderate sweating. Less than four percent of patients taking the approved dosing regimen withdrew from the study due to sweating.

The FDA granted us orphan drug status for Salagen Tablets in 1994 as a treatment for the symptoms of xerostomia induced by radiation therapy in head and neck cancer patients and in 1998 for the symptoms of dry mouth associated with Sjogren's syndrome. Our orphan drug protection for Salagen Tablets for the treatment of symptoms of radiation-induced xerostomia in head and neck cancer patients expired in March 2001 and our orphan drug protection for Sjogren's syndrome will expire in 2005. Expiration of our orphan drug protection for Salagen Tablets may result in competition from manufacturers of generic versions of Salagen Tablets.

Hexalen Capsules for Ovarian Cancer

In November 2000, we purchased worldwide rights to Hexalen (altretamine) capsules from MedImmune Oncology, Inc. Hexalen capsules are an orally administered chemotherapy that is approved as a second-line treatment of ovarian cancer. Hexalen capsules are approved for the treatment of ovarian cancer in 21 countries including the United States. Sales of Hexalen capsules in the United States were $2 million in 2002.

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

A more recent trial in 97 ovarian cancer patients, which was published in Gynecologic Oncology (Vol. 82 pages 317-322, 2001), investigated the ability of six months of treatment with Hexalen capsules to extend survival following achievement of a complete response with front-line therapy. At two years, following completion of front-line therapy, patients in this trial demonstrated a higher survival rate compared to that seen in earlier trials. The authors concluded that a randomized, controlled trial should be conducted to confirm this result and expand the evaluation of Hexalen capsules for this specific method of use.

Didronel IV for Cancer-Related Hypercalcemia

Didronel (etidronate disodium) IV infusion is used to treat cancer-related hypercalcemia, or elevated blood calcium, which is the most common life-threatening metabolic disorder associated with cancer. Etidronate is a member of the bisphosphonate class of compounds. It acts to slow the turnover or dissolving of bone, also known as bone resorption. Elevated blood calcium causes mental confusion, nausea and vomiting, loss of kidney function, and, if left untreated, death. The condition affects up to 20 percent of all cancer patients sometime during the course of their disease, but appears to be most prevalent with tumors that have metastasized to bone, usually myeloma and breast tumors. Sales of Didronel IV infusion in the United States were $181,000 in 2002.

     Products Under Development

     The following table summarizes the status of ongoing development of palonosetron, irofulven, other acylfulvene analogs, MG98 and DNA methyltransferase inhibitors:

--------------------------------------------------------------------------------------------
Product             Indication                             Status        Sponsor
-------             ----------                             ------        -------
Palonosetron        CINV                                   NDA Review    Helsinn Healthcare

Irofulven           Liver Cancer--Inoperable               Phase 2       MGI PHARMA

                    Breast Cancer--Metastatic              Phase 2       National Cancer
                                                                         Institute

                    Glioma                                 Phase 2       National Cancer
                                                                         Institute

                    Combination Study with irinotecan      Phase 2       MGI PHARMA
                    Combination Study with gemcitabine     Phase 1       MGI PHARMA
                    Combination Study with docetaxel       Phase 1       MGI PHARMA
                    Combination Study with cisplatin       Phase 1       MGI PHARMA
                    Combination Study with capecitabine    Phase 1       MGI PHARMA

MG98                Myelodysplasia and Acute Myelogenous   Phase 1       MGI PHARMA
                    Leukemia

Other Acylfulvene
Analogs             Various Cancers                        Preclinical   MGI PHARMA

DNA                 Various Cancers                        Preclinical   MGI PHARMA/
Methyltransferase                                                        MethylGene
Inhibitors

--------------------------------------------------------------------------------------------

     Palonosetron for Chemotherapy-induced Nausea and Vomiting

     Palonosetron is our most advanced product candidate. In April 2001, we obtained exclusive license and distribution rights for palonosetron in the United States and Canada from Helsinn Healthcare S.A., of Lugano, Switzerland. Palonosetron is a potent, selective 5-HT3 receptor antagonist differentiated by a strong receptor-binding affinity, a long plasma half-life, and an extended duration of activity, developed for the prevention of chemotherapy-induced nausea and vomiting, or CINV. A Phase 3 registration trials program concluded in early 2002 and an NDA was submitted to the FDA on September 27, 2002. On November 26, 2002, the palonosetron NDA was accepted for filing by the FDA. The FDA designated July 27, 2003 as the goal date under the Prescription Drug User Fee Act, or PDUFA, for completing its review of the NDA. The marketing of palonosetron is subject to review and approval by the FDA. MGI plans to be ready to launch the drug in the United States in the second half of 2003, pending such approval.

     Given the clinical profile of palonosetron, we expect sales revenue to range from $40 million to $55 million for the first 12-month period following launch of the product and to achieve at least a 25% market share in the U.S. CINV market approximately four years after launch.

The advent of 5-HT3 receptor antagonists in 1991 has revolutionized the management of CINV. The three 5-HT3 antagonists currently on the market are ondansetron, granisetron, and dolasetron. We will potentially launch palonosetron into a growing U.S. 5-HT3 receptor antagonist market which is approximately $1.4 billion, of which greater than $800 million is the CINV treatment market.

We believe that palonosetron:

     . is highly selective for the 5-HT3 receptor and has a higher binding affinity for this receptor than currently marketed 5-HT3 receptor antagonists,

     .    is more potent than currently marketed 5-HT3 receptor antagonists, and

     . has demonstrated a plasma elimination half-life of almost 40 hours, which is more than three times longer than any currently marketed 5-HT3 receptor antagonists.

Clinical Development of Palonosetron

Approximately 2,800 patients or subjects have participated in clinical trials of palonosetron. Discovered and developed by Syntex Corporation of Palo Alto, California, Syntex executed a robust palonosetron development program through completion of a Phase 2 dose-ranging clinical trial, evaluating the safety and efficacy of single intravenous doses of palonosetron in patients undergoing highly-emetogenic chemotherapy. Following the acquisition of Syntex by Roche Group, or Roche, worldwide rights to palonosetron were in-licensed by Helsinn from Roche.

Based upon prior clinical trial results, the Phase 3 trials program was developed and discussed with the FDA by Helsinn, and Phase 3 trials were initiated in the first half of 2000. In April 2001, we obtained from Helsinn the exclusive oncology license and distribution rights for palonosetron in the U.S. and Canada. The palonosetron Phase 3 clinical trials program enrolled approximately 1,800 patients in three well-controlled, blinded trials comparing palonosetron to currently available 5-HT3 receptor antagonists.

An NDA was submitted to the FDA on September 27, 2002, seeking approval to market palonosetron for the prevention of CINV. In its acceptance of the NDA for review, the FDA established July 27, 2003 as the NDA PDUFA goal date. Under PDUFA, the FDA's goal is to review and act on the NDA within 10 months of receipt, specifically by July 27, 2003.

In April 2002, we and Helsinn announced that the initial analysis of the pivotal Phase 3 trials showed palonosetron met the targeted efficacy endpoints for complete response during the initial 24 hours after moderate or highly-emetogenic chemotherapy and that the complete response rates for the delayed time period (beyond 24 hours) favored palonosetron over the comparator agents, which were currently marketed 5-HT3 antagonists.

In June 2002, results from the first of the three pivotal Phase 3 trials of palonosetron were presented at the Multinational Association of Supportive Care in Cancer, or MASCC, Fourteenth International Symposium. Results reported from this trial comparing palonosetron to a currently approved 5-HT3 receptor antagonist, dolasetron, demonstrated that a single intravenous, or IV, dose of palonosetron achieved statistical significance for both primary (day 1, or acute) and secondary (days 2 through 5, or delayed) endpoints. In this trial of 569 patients, the patients received moderately-emetogenic chemotherapy, such as cyclophosphamide, doxorubicin, epirubicin or carboplatin, and were treated with a single IV dose of palonosetron (0.25 or 0.75 mg), or a single dose of the comparator agent, 30 minutes prior to chemotherapy administration. The primary endpoint of the trial was demonstrating non-inferiority versus dolasetron for the 24-hour, or acute, complete response, or CR rate, defined as the proportion of patients who did not vomit or receive rescue medication. Secondary endpoints included daily and cumulative CR rates for the delayed time period.

In addition to the previously disclosed trial comparing palonosetron to dolasetron, two pivotal Phase 3 trials compared palonosetron to ondansetron; one in patients receiving moderately-emetogenic chemotherapy and one in patients receiving highly-emetogenic chemotherapy. The primary endpoint for each pivotal Phase 3 trial was demonstrating non-inferiority versus the comparator agent for the acute CR rate. Secondary endpoints included daily and cumulative CR rates for days two through five.

Single IV doses of palonosetron achieved the primary endpoint of non-inferiority relative to the comparative agent in each trial. During the delayed period (days 2 through 5) the palonosetron-treated patients demonstrated higher CR rates relative to the comparator-treated patients. Drug related adverse events in the trials were similar to other 5-HT3 receptor antagonists across all groups, with the most common being mild to moderate headache and constipation.

We expect the presentation of additional Phase 3 palonosetron clinical data at major oncology meetings in 2003.

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

Irofulven:

     . is potentially active as an anti-cancer agent in treating a broad range of cancers;

     . has a unique mechanism of action that may make it effective in treating refractory cancers, or cancers that are unresponsive to existing cancer therapies and useful in combination with existing cancer therapies;

     . has demonstrated activity against tumors that are known to be resistant to other cancer therapies; and

     .    has a side effect profile that is adequately tolerated.

Mechanism of action studies have indicated that irofulven is rapidly taken up by sensitive tumor cell types where it reacts with tumor cell DNA and protein targets in a novel manner, producing rapid inhibition of DNA synthesis and DNA lesions that are difficult for the tumor cell to repair. The initiation of DNA damage by irofulven begins tumor selective apoptosis that ultimately causes cell death. Clinical trials will determine whether the differential effect of irofulven on tumor cells compared to healthy cells translates into important clinical benefit. We further believe that irofulven could be the first of a series of acylfulvene analogs that merit development as cancer therapies.

We believe irofulven has a unique mechanism of action that makes it well-suited for study in refractory patient populations and in combination with other cancer therapies. Preclinical data and early clinical data demonstrate irofulven's activity against tumors that are known to be resistant to other therapies.

Preclinical studies have also demonstrated the additive or synergistic effect of irofulven with a number of marketed cancer therapies. To date, irofulven has demonstrated a side effect profile relative to certain marketed cancer therapies, which we believe enhances the prospect of irofulven combining well with these cancer therapies. Therefore, we believe that pursuing multiple development paths in different refractory cancers and in combination with other cancer therapies is warranted. Preclinical toxicology studies in rats and dogs and initial clinical data from the dosing of over 1,000 cancer patients with irofulven have demonstrated that irofulven is adequately tolerated as a chemotherapeutic compound and its side effects are reversible. The primary dose-limiting side effect has been bone marrow suppression, usually observed as decreased blood platelet or white cell counts. Other drug-related side effects have been nausea, vomiting, visual disturbances and fatigue. Bone marrow suppression has been controlled through dose adjustments or treatment delays to allow recovery of platelet or white cell counts. Nausea and vomiting are prophylactically controlled with standard, currently available treatments. Visual disturbances and fatigue are managed by dose adjustments and are reversible after discontinuation of treatment.

One method of identifying cancer therapy targets for further human trials is to conduct preclinical tests on mice that have been implanted with human, solid tumors. Testing of irofulven in these disease models has demonstrated dose-related anti-cancer activity, including an increase in survival or tumor regressions in the following types of cancers:

          .  Prostate                     .  Gastric
          .  Ovarian                      .  Breast
          .  Pancreatic                   .  Melanoma
          .  Non-small Cell Lung          .  Small Cell Lung
          .  Colon                        .  Head and Neck
          .  Rhabdomyosarcoma             .  Neuroblastoma
          .  Glioma

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

The investigators participating in our initial Phase 1 trials observed anti-cancer activity. Seven out of a total of 32 patients who received daily treatments at a dose between 8 and 18 mg/m2 in these trials demonstrated stabilization of disease or tumor shrinkage as a response to irofulven.

In late 1999, we initiated a Phase 1 dose optimization trial using intermittent or weekly dosing in patients with malignant solid tumors that were refractory to anti-cancer treatment or for which no standard treatment exists. In this challenging patient population, greatly improved tolerance to acute effects of treatment were observed compared to the five consecutive day dosing schedule used to initiate our Phase 2 trials program. In addition, comparable dose intensity was achieved and evidence of anti-cancer activity was observed in this trial. Based on these results and consultation with our panel of outside oncology experts, weekly or bi-weekly dosing schedules will generally be used in ongoing and future trials.

We have tested irofulven in a variety of Phase 2 solid tumor trials. We chose to investigate pancreas, ovary, prostate, liver and glioma cancers because:

     . these cancer types have significant mortality and morbidity associated with them;

     .    current therapies are inadequate;

     . there was noticeable anti-cancer response in our preclinical studies or clinical trials;

     . clinical trials for pancreas, liver and glioma cancers tend to be of a relatively short duration; and

     . product candidates for these indications may qualify for expedited regulatory review.

Anti-cancer activity of irofulven has been observed in each of these trials, including objective tumor shrinkage in pancreas, ovary, prostate and liver cancers.

To obtain marketing approval for irofulven in the United States, pivotal registration trials will need to be successfully completed and submitted to the FDA. Phase 3 trials typically use survival as the primary endpoint, compared to a randomly determined control group and have a higher number of enrolled patients than in earlier phases.

Irofulven for Pancreatic Cancer

Our initial pivotal registration trial of irofulven was for the treatment of refractory pancreatic cancer. Pancreatic cancer is the fifth most common cause of cancer-related death in the United States, and is an aggressive disease that has few effective treatment options. In February 2001, we began a pivotal Phase 3 trial of irofulven for treating refractory pancreatic cancer patients. Initiation of this trial was based on Phase 2 results in pancreatic cancer patients, improved acute tolerance with every-other-week dosing of irofulven seen in the dose optimization trial, and discussions with the FDA and our panel of outside oncology experts.

The Phase 3 trial was a randomized, multi-center, international trial in advanced-stage pancreatic cancer patients whose disease progressed after treatment with gemcitabine, the current standard-of-care treatment. The primary endpoint was overall survival times following treatment with irofulven compared to continuous infusion 5-fluorouracil (5-FU). Two patients were randomized into the irofulven treatment arm for every patient enrolled in the 5-FU control arm. In April 2002, we stopped enrollment in this Phase 3 clinical trial of irofulven for gemcitabine-refractory pancreatic cancer patients. Despite evidence of irofulven activity, preliminary analysis of the Phase 3 data by an independent Data and Safety Monitoring Board, or DSMB, indicated that the comparator agent 5-FU demonstrated a greater than expected survival benefit, making it statistically improbable that the final study results could achieve our planned objectives for the trial. For this reason, we will no longer pursue this specific indication for irofulven monotherapy in gemcitabine-refractory pancreatic cancer. Following closure of the trial to enrollment, we continued to make irofulven available to the remaining enrolled pancreatic cancer patients in this trial who experienced clinical benefit.

Irofulven Combination Trials

We believe that an advantage of combination therapy is the potential to achieve enhanced anti-cancer benefit with an acceptable side effect profile compared to either agent used alone. Because irofulven has a unique mechanism of action, retains activity against tumors that are known to be resistant to other cancer therapies and in preclinical trials demonstrated additive or synergistic effects in combination with a number of marketed chemotherapies, we are conducting drug combination trials with irofulven. The first clinical step in exploring combination therapy is to conduct Phase 1, dose-ranging trials to determine the maximum tolerated dose of both drugs together. The anti-tumor activity in a completed Phase 1 trial of irofulven in combination with irinotecan led to the initiation of a Phase 2 trial of irofulven with irinotecan in patients with advanced gastrointestinal tumors. We are currently conducting four dose-ranging trials of irofulven in combination with gemcitabine, docetaxel, cisplatin, and capecitabene that may lead to Phase 2 trials. Data from these trials and possible follow-up Phase 2 trials in specific tumor types will be evaluated to determine whether further drug combination development with these marketed therapies is warranted.

NCI Clinical Trials

Under a 1996 Clinical Trials Agreement, the National Cancer Institute, or NCI, is sponsoring and overseeing, at its own expense, a clinical trials program using irofulven in its network of designated cancer centers and other institutions. We have agreed to provide drug product for these trials and will have access to any resulting data. We intend to utilize the results from NCI-sponsored trials to further characterize the safety of irofulven as well as evaluate the potential of irofulven in additional refractory solid tumor types. The NCI has sponsored 14 trials of irofulven in a range of solid tumor cancers and leukemias and two trials are ongoing.

Other Acylfulvene Analogs

In addition to irofulven, we have obtained license rights to acylfulvene analogs. The synthesis and the initial biological testing of over 100 of these analogs has been performed at the University of California, San Diego, or UCSD. At UCSD, both in vitro and in vivo anti-tumor activity has been demonstrated for a significant number of the acylfulvene analogs. Further testing by the NCI of some of these analogs has confirmed broad spectrum anti-tumor activity. The broad-spectrum anti-tumor activity of the acylfulvene analogs suggests that this class of compounds has the potential to produce additional clinical development candidates. We are currently evaluating these analogs for further preclinical development.

MG98 and Small Molecule DNA Methyltransferase Inhibitor Programs

In August 2000, as part of our strategy to expand our portfolio of marketed and development stage anti-cancer products, we entered into an exclusive license, research and development agreement with MethylGene Inc. for North America rights to its proprietary anti-cancer product candidate MG98 and its DNA methyltransferase small molecule inhibitor program. Included within our license rights is a United States patent that has been issued on a method for reversing the tumor-causing state of a cell by administering an agent that corrects an aberrant methylation pattern in the DNA of the cell. MethylGene is a chemistry-driven, rational drug design and development company focused on the inhibition of enzyme targets that are associated with disease. It pursues two approaches to enzyme inhibition: rationally designed mRNA inhibitors that block the production of enzymes and rationally designed small molecule inhibitors that block the activity of enzymes.

DNA Methylation

DNA methylation, the attachment of a small molecule known as a methyl, or CH3, group to DNA, affects which genes will be expressed. DNA methyltransferase is an enzyme that is vital to controlling the methylation of DNA and therefore regulation of gene expression. This process normally occurs in a controlled manner within cells. However, in certain circumstances, over-production of DNA methyltransferase can lead to hypermethylation of DNA and improper inhibition of gene expression. For example, if tumor suppressor genes are hypermethylated, expression of these genes is turned off and cancer may progress.

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

MG98 Program

MG98 is a novel mRNA-based approach to inhibiting gene expression of the nuclear enzyme DNA methyltransferase by blocking the production of DNA methyltransferase. Due to the precise interaction with a specific piece of mRNA, mRNA inhibitors are highly selective, thus minimizing side effects. Using mRNA-based approaches to treat diseases has been an area of active development by other investigators for a number of years and in 1998, the FDA approved the first mRNA inhibitors for human use against cytomegalovirus infections. There are currently several human clinical trials of mRNA inhibitors ongoing throughout the world targeting cancers, inflammatory processes and infectious agents.

Based on preclinical studies and Phase 1 clinical data, we believe that MG98:

     . binds to DNA methyltransferase mRNA and inhibits subsequent production of protein in a dose dependent manner;

     .    may allow tumor suppressor genes to restore cell growth regulation;
          and

     .    potentially inhibits the growth of human tumors.

Clinical Development of MG98

Phase 2 trials of MG98 in head and neck cancer patients and in renal cancer patients have concluded without significant indication of anti-tumor activity as a single agent at the dose and schedule studied. In January 2002, a trial was initiated with MG98 in advanced myelodysplastic syndrome (MDS) or relapsed/refractory acute myelogenous leukemia (AML) patients. This trial shares characteristics of Phase 1 trials in that it will assess the safety and define the optimal effective dose of MG98. The trial also shares characteristics of Phase 2 trials in that it will document both biological and clinical effects in this defined patient group. MDS is a group of stem cell disorders that may result in substantial reductions in blood cells and may evolve into AML. Data from these trials will be evaluated to determine future development plans for MG98.

To date, MG98 has been well tolerated and has occasionally caused the following reversible side-effects: fatigue, anorexia, fever, chills and elevated liver enzymes. Generally, patients who have withdrawn from the trials have withdrawn due to progressive disease.

In preclinical testing, MG98 has demonstrated additive or synergistic effects when combined with other chemotherapies. Combination use of MG98 could be an important area of investigation given the prospect that MG98 could slow or stop the growth of tumors while chemotherapy could then reduce or eliminate the remaining tumor cells. Investigation may continue to identify promising combinations for potential clinical trials of MG98.

Other DNA Methyltransferase Inhibitors

As part of our license agreement with MethylGene, we may collaborate to select a small molecule inhibitor of DNA methyltransferase for further development. Small molecule inhibitors are seen as complementing MG98 since early preclinical studies that combine MG98 with small molecule DNA methyltransferase inhibitors have demonstrated synergistic activity.

Sales and Marketing

We currently promote our products in the United States directly to radiation oncologists, select medical oncologists, hematology oncologists, rheumatologists and internal medicine physicians, and other physician specialists using our 65-person sales organization, which includes 48 sales representatives, each assigned to a geographic territory. In 2003, we anticipate expanding the sales organization to around 100 people, including approximately 30 additional sales representatives, in preparation for the potential product launch of palonosetron. Our sales organization will continue to be used to promote our current and future oncology products in the United States.

In addition, we have an in-house marketing, manufacturing and commercial management staff of 27 persons who support our commercial activities. We use a variety of marketing programs to reach our targeted audiences, including distribution of product-specific brochures in face-to-face meetings and direct mailings, exhibits at select medical meetings and journal advertising. Our sales and marketing organizations are highly trained and experienced.

We use international partnerships to commercialize our products outside the United States. We currently have agreements with Novartis Ophthalmics AG (formerly CIBA Vision AG), Kissei Pharmaceutical Co., Ltd. and Pharmacia Corporation to develop and commercialize Salagen Tablets for the European, Japanese and Canadian markets, respectively. Under these agreements, we receive payments based on development milestones and/or product sales in the pertinent territory. We also have distribution agreements for Salagen Tablets in Israel, Korea, Singapore, Taiwan, Hong Kong and Colombia. We receive payments based upon product sales to these distributors.

Research and Development

We maintain active drug development programs for our new drug candidates and commercialized products. Current drug development efforts are primarily focused on palonosetron, irofulven and MG98. Licensing payments for palonosetron are recognized as research and development expense. We also participate in post-marketing studies to support the continued commercialization of Salagen Tablets and Hexalen capsules. Research and development expenses increased from 2000 through 2001 due to the expanding clinical trial program for irofulven and MG98, plus expenses related to the new license agreements with Helsinn and MethylGene. Our research and development expenses decreased from 2001 to 2002 due to decreased spending for irofulven. The amount of future research and development expense will be dependent upon, in-part, the number of trials being conducted, the stages of the trials and the achievement of licensing milestones. We may also seek product candidate acquisitions in order to expand our development pipeline.

We have incurred significant research and development costs in the past and believe that substantial capital resources will be required to support current and future development programs. We spent approximately, $17.2 million in 2000, $36.1 million in 2001 and $32.2 million in 2002 on research and development. In recent years, 70 to 80 percent of our research and development expense was attributable to contracts with third parties. Approximately 74 percent of our research and development expense in 2002 was attributable to third party services, license fees or FDA user fees. Funding for research and development is expected to come from internally generated funds, joint ventures, strategic alliances or other sources of capital, including equity or debt offerings.

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

We manage our human clinical development of product candidates by selectively outsourcing certain activities. We have in-house medical communications capabilities and regulatory affairs expertise which allow us to maintain support systems, monitor adverse drug experience reporting, and file new drug applications with the FDA. We outsource other development activities, such as the conduct of preclinical studies and clinical trials, product formulation and production of clinical supplies.

We expect to continue to contract with third parties until it is necessary and economical to add these capabilities internally. As of December 31, 2002, we employed 51 persons in research and development, medical communications, regulatory affairs and product formulation.

International Alliances

Dainippon Pharmaceutical Co., Ltd.

During 1995, we entered into a cooperative development and commercialization agreement with Dainippon, whereby we granted Dainippon an exclusive license to develop and commercialize acylfulvenes, including irofulven, in Japan. Dainippon granted us an irrevocable, exclusive, royalty-free license allowing us to use any technology or data developed by Dainippon relating to the acylfulvenes. Dainippon and MGI agreed in the first quarter of 2003 to terminate this agreement effective August 2003. Under the agreement, Dainippon paid initial and continuing quarterly milestone payments totaling $11.1 million through April 2000. From April 2000 through January 2002, $4.3 million in deposit payments were received from Dainippon, which we will repay to Dainippon in August 2003.

Kissei Pharmaceutical Co., Ltd.

In December 1994, we entered into a license agreement with Kissei under which we granted to Kissei an exclusive, royalty-bearing license to develop and commercialize Salagen Tablets in Japan. Kissei is currently preparing a submission to the Japanese regulatory authorities for the use of Salagen Tablets in treating the symptoms of radiation-induced xerostomia in head and neck cancer patients. Kissei granted back to us an irrevocable, non-exclusive, royalty-free license allowing us to use any technology or data developed by Kissei relating to Salagen Tablets. Kissei paid us an initial license fee upon execution of the agreement and agreed to pay us additional milestone payments. Through December 31, 2002, we have received all $2.5 million of the required license fees and milestone payments. In addition, Kissei agreed to pay us royalties equal to a certain percentage of net sales revenues, subject to annual minimum requirements. Unless earlier terminated by the parties for cause or by mutual agreement, the term of the agreement is for ten years from the date Salagen Tablets are first launched in Japan. Thereafter, the agreement automatically renews for additional one year periods.

Novartis Ophthalmics AG (formerly CIBA Vision AG)

In April 2000, we entered into a license agreement with Novartis under which we granted Novartis an exclusive, royalty-bearing license to develop and commercialize Salagen Tablets in Europe, Russia and certain other countries. Novartis granted to us an irrevocable, non-exclusive, royalty-free license allowing us to use any technology or data developed by Novartis relating to Salagen Tablets. Simultaneous with this agreement, the previous agreements with Chiron B.V. for Salagen Tablet rights in Europe were terminated. Through December 31, 2002 Novartis paid us $1.5 million of net license fees upon completion of transfer activities. Additional milestone payments may be received if specified sales targets are achieved. Further, Novartis agreed to pay us royalties equal to a percentage of net sales revenues. Unless earlier terminated by the parties, the term of the agreement is for 12 years and may be extended for additional two-year periods.

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

In addition, we simultaneously entered into a supply agreement with Pharmacia under which we agree to supply Pharmacia's requirement of the product until the termination of the License Agreement with Pharmacia.

Technology In-licensing Agreements

Acylfulvenes, Including Irofulven

In August 1993, we entered into an exclusive license agreement with the Regents of the University of California. Under the agreement, the university granted to us an exclusive, worldwide, royalty-bearing license for the commercial development, manufacture, use and sale of acylfulvene analogs, methods of synthesizing acylfulvene analogs and methods of treating tumors using acylfulvene analogs. We have been developing irofulven under this license. We paid the university an initial license fee upon execution of the agreement and agreed to pay license maintenance fees on each anniversary of the execution of the agreement until we submit the first NDA relating to the analogs to the FDA. In addition, we make development milestone payments prior to commercialization of the product. We have also agreed to pay royalties on net sales revenues, subject to annual minimum requirements. Through December 31, 2002, we have made approximately $800,000 in cash payments to the university under this agreement. Unless earlier terminated by the parties, the term of the agreement extends until the later of: (a) the expiration of the last-to-expire patent we have licensed; or (b) ten years from the date of the first commercial sale of products developed from the acylfulvene analogs.

MG98 and Other DNA Methyltransferase Inhibitors

In August 2000, we entered into a license, research and development agreement with MethylGene for two anti-cancer product programs. Under the agreement, MethylGene granted to us an exclusive, royalty-bearing license to develop and commercialize MG98 in North America for all therapeutic indications. The agreement also included similar rights to other DNA methyltransferase inhibitors for oncology and rheumatology indications. In exchange for the licenses, we agreed to:

     .    make initial cash payments to MethylGene;

     . make certain development milestone payments for both MG98 and the first DNA methyltransferase inhibitor that achieves such development milestones;

     .    purchase research services from MethylGene; and

     .    pay MethylGene royalties on annual future net sales revenue.

Through the time of the initial regulatory approvals in the United States and Canada, the initial and milestone cash payments would aggregate to approximately $16 million for each of the two development programs. Unless earlier terminated by the parties, the term of the agreement extends until the later of: (a) the expiration of the last-to-expire patent we have licensed; or (b) ten years from the date of the first commercial sale of any licensed product. Simultaneous with the execution of the license agreement, we entered into a stock purchase agreement and have purchased the $6.8 million of MethylGene common stock required by this agreement.

Palonosetron

In April 2001, we obtained from Helsinn Healthcare SA the exclusive oncology license and distribution rights for palonosetron in the United States and Canada. Palonosetron is a differentiated 5-HT3 antagonist for the prevention of chemotherapy-induced nausea and vomiting. The NDA for palonosetron was accepted for filing by the FDA on November 26, 2002. Under the terms of the agreement, we have made an aggregate of $27 million in license payments as of December 31, 2002. Upon FDA approval for marketing of palonosetron, we will pay Helsinn the final development milestone fee of $11.0 million. We have also agreed to pay royalties and supply fees based on net sales revenues.

Mylocel Tablets

In January 2001, MGI entered into an agreement with Barr Laboratories, Inc. for the exclusive marketing and distribution rights for Mylocel(TM) (hydroxyurea) tablets in the United States. Mylocel tablets are approved for the treatment of melanoma, resistant chronic myelocytic leukemia, and recurrent, metastatic, or inoperable carcinoma of the ovary. MGI began marketing and distributing Mylocel tablets in March 2001. Under the terms of the agreement, Barr Laboratories received royalty payments based upon the product contribution derived from MGI's sale of product. This agreement was terminated in April 2002.

Hexalen Product Purchase Agreement

In November 2000, we purchased certain assets and assumed certain liabilities related to the Hexalen capsules business from MedImmune Oncology, Inc. Hexalen (altretamine) capsules are an orally administered cytotoxic drug that was approved for treatment of ovarian cancer in patients with persistent or recurrent disease following first-line therapy with Platinol and/or alkylating agent-based combination chemotherapy. Hexalen capsules are approved for the treatment of ovarian cancer in the United States and a number of other countries and, in Germany, for small cell lung cancer. We purchased worldwide rights subject to existing distribution agreements for territories outside the United States. The purchase price of $7.2 million has been fully paid and royalties are due on net sales or distribution margins.

Distribution Agreements

We entered into distribution agreements granting a license to the following exclusive, independent distributors to promote and distribute Salagen Tablets in the designated territories:

     .    Megapharm Ltd. (Israel)--expires April 7, 2004;

     . Hyundai Pharmaceutical Co., Ltd. (Korea)--expires September 28, 2004 with an additional three year extension;

     . Pharmaforte Singapore Pte. Ltd. (Singapore)--expires three years after regulatory approval in Singapore;

     . Jacobson Medical (HK) Ltd. (Hong Kong and Macao SAR) - expires five years after regulatory approval in Hong Kong subject to renewal for an additional two year period;

     . Universal Integrated Corp. (Taiwan)--expires September 28, 2007 with an additional three year extension; and

     . EuroEtika Ltda. (Colombia)--expires July 17, 2006 subject to renewal for an additional two year period.

We have distribution agreements granting a license to promote and distribute Hexalen capsules in designated territories.

     . Teva International Pharmaceutical Division - various countries in Eastern Europe, South America and Africa - expires on a country-by-country basis on the earlier of the 10-year anniversary of the effective date of registration or the six-year anniversary of the date of first sale. Automatically extends for 1-year terms unless terminated.

The distributors are required to obtain local authorizations in connection with the import/export and distribution of product in their designated territory. We receive product supply payments and may receive distribution initiation fees.

Manufacturing

We do not own or operate any facilities for the manufacture of our products or product candidates. Our marketed and development-stage pharmaceuticals are manufactured under agreements with third party manufacturers. Our manufacturing and quality assurance personnel authorize, audit and approve virtually all aspects of the manufacturing process. In-process and finished product inventories are analyzed through contract testing laboratories and the results are reviewed and approved by us prior to release for further processing or distribution. We intend to carry at least a six month inventory of each of our marketable products.

Salagen Tablets

We obtain pilocarpine hydrochloride, the active pharmaceutical ingredient for the manufacture of Salagen Tablets, under an exclusive supply and license agreement with Merck KgaA. The exclusive term of this agreement ends on December 31, 2007, and may be extended for additional five-year terms unless earlier terminated by the parties. Upon termination of the exclusive term, the agreement may continue for an indefinite period on a non-exclusive basis. The refined raw material is a semi-synthetic salt of an extract from plants grown and processed exclusively on carefully managed plantations in South America. We believe that the supply of pilocarpine hydrochloride is adequate for the foreseeable future. Salagen Tablets are currently manufactured for us by Patheon Inc. The initial term of the Patheon agreement was four years, with automatic renewal periods of three years. This agreement may be terminated by either party upon three years' written notice. The current agreement's renewal expires November 19, 2005.

Hexalen Capsules

Pharmaceutical grade altretamine for the manufacture of Hexalen capsules is obtained from Heumann Pharma GmbH, a wholly owned subsidiary of Pharmacia. Heumann Pharma supplies the bulk active drug substance pursuant to an agreement that we assumed. Hexalen capsules are currently manufactured pursuant to an agreement with AAI International that expires March 8, 2005 (three year initial term). Absent written notice of termination by either party at least 90 days in advance of a renewal date, the term of the agreement is automatically renewed for annual periods on January 1 of each year.

Didronel IV Infusion

Pharmaceutical grade etidronate disodium for the manufacture of Didronel IV infusion is obtained under a supply agreement with Procter & Gamble Pharmaceuticals, Inc. from OSG Norwich, Inc. We may extend these rights two years to December 31, 2006. Didronel IV infusion is currently manufactured at Akorn Inc. (formerly known as Taylor Pharmaceuticals, a unit of Akorn Inc.). Ben Venue Laboratories, Inc., a unit of Boehringer Ingelheim Pharmaceuticals, Inc., is an approved alternate contract manufacturer of Didronel IV infusion.

Development-Stage Pharmaceuticals

As a regular part of our business, we establish contract manufacturing arrangements for our development-stage pharmaceuticals. These arrangements include purchase orders, supply agreements and development-scale manufacturing contracts.

Palonosetron

Palonosetron, the active pharmaceutical ingredient, is manufactured by Helsinn. Helsinn is responsible for the worldwide requirements of both the active pharmaceutical ingredient and finished drug product, a sterile formulation in a single-use vial. Helsinn contracts with Cardinal Healthcare, Inc., or Cardinal, for filling and finishing vials with the active pharmaceutical ingredient.

Irofulven

In April 2000, we entered into a development agreement with Abbott Laboratories, Inc. for scale-up of the current fermentation process used to produce raw material for the production of irofulven. The agreement also gives Abbott the opportunity to demonstrate its ability to produce the raw material on a commercial scale. Irofulven is synthesized from the purified raw material produced by Abbott at Regis Technologies, Inc. Regis has successfully demonstrated synthesis of irofulven's active pharmaceutical ingredient at commercial scale. Regis has the capacity to produce irofulven to meet our long-term worldwide requirements. Irofulven Injection, the sterile finished pharmaceutical dosage form, is manufactured by Cardinal. Cardinal is capable of producing the finished packaged drug product, a liquid formulation in a single-use vial, at commercial scale in the quantities consistent with our long term production requirements for worldwide distribution. Clinical test articles are currently stored, labeled and distributed by McKesson BioServices, Inc.

MG98

The manufacture of the MG98 oligonucleotide is performed under a contract between MethylGene Inc., and Boston Bioservices, Inc., a unit of Avecia. The sterile clinical test article is manufactured by Cardinal.

Patents and Proprietary Rights

We rely on patent rights, orphan drug designation, trade secrets, trademarks, and nondisclosure agreements to establish and protect our proprietary rights in our products in both the United States and selected foreign jurisdictions. Current patent and orphan drug status with respect to certain of our products is as follows:

         Subject           Status                     Issue Date               Country
         -------           ------                     ----------               -------
Salagen Tablets for        Orphan drug                February 11, 1998        United States
symptoms of Sjogren's
syndrome

Palonosetron and process   Four U.S. patents issued;  April 13, 1993;          United States and various
for preparation            various patent             April 23, 1996;          other countries
                           applications pending       November 19, 1996; and
                                                      November 22, 1996

Irofulven and use of       Three patents issued,      August 8, 1995;          United States and various
irofulven, as cancer       various patent             June 4, 1996; and        other countries
therapy agent              applications pending       October 8, 1996

Synthetic methods for      Five patents issued;       March 3, 1998;           United States and various
preparing acylfulvenes     various patent             January 5, 1999;         other countries
and compounds useful       applications pending       December 12, 2000;
as intermediates for                                  October 5, 2001; and,
preparing acylfulvenes                                October 22, 2002

Substituted acylfulvene    Six patents issued;        August 8, 1995;          United States and various
compounds and use as       various patent             August 3, 1999;          other countries
cancer therapy agents      applications pending       February 15, 2000;
(not including irofulven)                             May 30, 2000;
                                                      November 27, 2001; and
                                                      April 30, 2002

         Subject           Status                     Issue Date               Country
         -------           ------                     ----------               -------
Irofulven for treatment    Orphan drug                April 6, 1999            United States
of pancreatic cancer

Irofulven for treatment    Orphan drug                July 12, 1999            United States
of ovarian cancer

Irofulven for treatment    Orphan drug                July 27, 1999            United States
of renal cell carcinoma

MG98 antisense compound    Seven patents issued;      November 26, 1996;       United States and
for treatment of cancer    various patent             July 29, 1997;           various other countries
                           applications pending       July 6, 1999;
                                                      February 1, 2000;
                                                      April 25, 2000;
                                                      May 23, 2000; and
                                                      February 6, 2001

Small molecule             Three patents issued       February 6, 2001;        United States and
inhibitors of DNA                                     April 24, 2001; and      various other countries
methyltransferase for                                 July 31, 2001
treatment of cancer

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

In addition to the patents which form the basis of the pharmaceutical focus of this company, we also own four U.S. patents which claim maize plants that are resistant to certain herbicides and that also claim methods for producing such resistant plants. These patents were issued between 1988 and 1998. While these patents have been licensed to BASF (originally licensed to American Cyanamid), we may still incur expenses associated with any litigation, interference or other administrative proceedings related to these patents.

Trademarks

We have obtained registration of the Salagen trademark in the United States and certain foreign jurisdictions. In addition, we have been assigned the Hexalen trademark in the United States and certain foreign jurisdictions and we use the federally registered Didronel IV trademark under a license with Procter & Gamble.

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

Cevimeline hydrochloride, owned by Snow Brand Pharmaceuticals, Inc. and marketed by Daiichi Pharmaceuticals in the United States, was approved in January 2000 by the FDA as a treatment for dry mouth symptoms associated with Sjogren's syndrome. This competing product had obtained less than 30 percent of the value of the saliva producing drug market in the United States by the end of 2002. We cannot estimate what ultimate effect this competing compound will have on the overall size of the Sjogren's syndrome market and future demand for Salagen Tablets, but growth in sales of Salagen Tablets continued in 2002. A product marketed by MedImmune, Inc., amifostine, was approved in June 1999 by the FDA for reducing the incidence of radiation-induced dry mouth in post-operative head and neck cancer patients. Salagen Tablets are approved in part for the treatment of dry mouth symptoms resulting from radiation used to treat head and neck cancer patients. Due to the more restricted patient population for amifostine, as well as other factors such as price and invasive administration, we currently believe that amifostine will not have a significant impact on sales of Salagen Tablets. We are aware of other products currently under development that may compete with Salagen Tablets.

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

The FDA has established mandatory procedures to regulate the manufacturing and testing process regarding the identity, strength, quality and purity of a product. Following initial formulation, the steps required before any new prescription pharmaceutical product may be marketed in the United States include
(1) preclinical laboratory and animal tests; (2) submission to the FDA of an investigational new drug application, or IND; (3) adequate and well-controlled clinical trials to establish the safety and efficacy of the drug; (4) submission of a new drug application, or NDA and (5) FDA review and approval of the NDA prior to any commercial sale.

Preclinical studies are conducted in the laboratory and in animal model systems to gain information on the drug's efficacy, mode of action, and to identify any significant safety problems. The results of these studies are submitted to the FDA as part of the IND. Testing in humans may commence 30 days after the IND has been filed unless the FDA issues a clinical hold. Additional animal studies may be performed throughout the development process.

A three-phase clinical program is usually required for FDA approval of a pharmaceutical product, unless accelerated approval is granted. Phase 1 clinical trials are conducted to determine the safety profile, including the safe dosage range, metabolism and pharmacologic action of the product, and, if possible, to gain early evidence on efficacy. Although most Phase 1 trials are conducted with healthy volunteers, Phase 1 cancer trials are conducted with cancer patients. Following establishment of a safe dose from Phase 1 studies, a Phase 2 clinical program is conducted for dose-ranging and to assess the safety and efficacy of the product in patients with the disease being studied. Phase 3 confirmatory clinical trials are conducted on patients more representative of the intended patient population in terms of medical treatment, age groups, gender and ethnicity. Data from the larger Phase 3 program is to provide adequate statistical evidence of safety and efficacy necessary to evaluate the overall benefit and risk relationship in the target patient population. Phase 2 and Phase 3 trials are usually multi-center trials in order to achieve greater statistical validity and to have data from a broader patient population that is more representative of the intended patient group. Phase 4, or post-approval trials, may be required under accelerated approval or to provide additional data on safety or efficacy of the product.

Upon completion of clinical testing, and with data successfully demonstrating that the product is safe and effective for a specific indication, an NDA may be filed with the FDA. The NDA contains all the scientific evidence including product formulation, manufacturing, control information, preclinical and clinical data. FDA approval of the NDA is required before the applicant may market the new product.

Even after initial FDA approval has been obtained, further studies may be required to provide additional data on safety or efficacy for current indications, or to obtain approval for uses other than those for which the product was initially approved. Moreover, such approval may entail limitations on the indicated uses for which a drug may be marketed. Even if FDA approval is obtained, there can be no assurance of commercial success for any product. Post-marketing testing may be required, and surveillance programs such as reporting adverse events are required. The FDA may require withdrawal of an approved product from the market if any significant safety issues arise while a product is being marketed. In addition, before, during and after the process of approval, our prescription drug products must all be manufactured in accordance with current good manufacturing practices as set forth by the FDA. Marketing of products is also regulated by the FDA.

The orphan drug provisions of the Federal Food, Drug, and Cosmetic Act provide incentives to drug and biologics manufacturers to develop and manufacture drugs for the treatment of rare diseases or conditions, currently defined as a disease or condition that affects fewer than 200,000 individuals in the U.S. or, for a disease or condition that affects more than 200,000 individuals in the U.S., where the sponsor does not realistically anticipate that revenue generated from sales of the product will exceed the cost of its development. Under these provisions, a manufacturer of a designated orphan product can seek tax benefits, and the holder of the first FDA approval of a designated orphan product will be granted a seven-year period of marketing exclusivity for that product for the orphan indication. While the marketing exclusivity of an orphan drug would deter other sponsors from obtaining approval of the same compound for the same indication, it would not prevent other types of drugs from being approved for the same indication.

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

Employees

As of February 19, 2003, we had 161 employees. Of our employees, 90 are engaged in our marketing, selling and manufacturing effort, 49 are involved in pharmaceutical development, including regulatory affairs and product formulation, and 22 are in other management or administrative positions. None of our employees is represented by a labor union or is subject to a collective bargaining agreement. We believe that our relations with our employees are satisfactory.

Available Information

Copies of our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available free of charge through MGI's website (www.mgipharma.com) as soon as reasonably practicable after we electronically file the material with, or furnish it to, the Securities and Exchange Commission.

Item 2.   Properties

We currently lease approximately 75,000 square feet of office space for our current headquarters in Bloomington, Minnesota for approximately $119,000 per month. The initial term of this lease expires in May 2008, with two options for renewal, each for an additional three-year period. We also lease approximately 27,000 square feet of office space (our former headquarters) in Bloomington, Minnesota, for $27,000 per month. The initial term of this lease expires in July 2005, with an option for renewal. We have subleased this former headquarter space and we do not expect to recognize future expense related to this lease.

Item 3.   Legal Proceedings

None.

Item 4.   Submission of Matters to a Vote of Security Holders

None.

                                     PART II

Item 5.   Market for Registrant's Common Stock and Related Stockholder Matters

Our common stock trades on the Nasdaq National Market under the symbol "MOGN." As of March 17, 2003, we had 832 shareholders of record and 25,343,718 shares of common stock outstanding. We have never paid cash dividends on our common stock and have no present intention of paying cash dividends on our common stock.

The following table lists the high and low trading prices for our common stock as reported by the Nasdaq National Market during the quarters listed. Prices represent transactions between dealers and do not reflect retail markups, markdowns, or commissions, and may not necessarily represent actual transactions.

                                                  High              Low
                                             ---------------  ---------------


2001
First Quarter                                  $      21.38     $       7.50
Second Quarter                                        12.95             8.00
Third Quarter                                         16.15             9.25
Fourth Quarter                                        16.50            12.10

2002
First Quarter                                  $      17.05     $      12.88
Second Quarter                                        14.75             6.01
Third Quarter                                          8.74             4.68
Fourth Quarter                                         9.40             5.84

On December 2, 2002, we consummated the sale of convertible subordinated notes and warrants to purchase shares of our common stock pursuant to a convertible note and warrant purchase agreement, dated as of November 27, 2002 (the "Purchase Agreement"), with Deerfield Partners, L.P. and Deerfield International Limited (together, the "Investors"). Under the terms of the Purchase Agreement, we issued to the Investors subordinated notes in an aggregate principal amount of $21 million and convertible into an aggregate of 2,571,428 shares of common stock at conversion prices ranging from $7.00 to $10.50 per share. Each of the notes has a term of five years and bears interest at the rate of 3% per year payable semi-annually. We also issued to the Investors warrants to purchase, during a five-year period, an aggregate of up to 400,000 shares of our stock at exercise prices of $8.75 and $10.50 per share. Pursuant to the terms of the Purchase Agreement, we are precluded from raising additional capital at less than $9.00 per share, until the earliest to occur of our anticipated disclosure of Phase 3 palonosetron data in June 2003, or December 31, 2003. A registration statement registering the resale of the shares underlying the notes and warrants was filed with the Securities and Exchange Commission and declared effective in December 2002.

Item 6.   Selected Financial Data

                                                                          Year Ended December 31,
                                                -----------------------------------------------------------------------------
                                                   1998            1999             2000            2001            2002
                                                ------------    ------------    -------------   -------------   -------------
                                                                   (in thousands, except per share data)
Statement of Operations Data:
   Revenues:
     Sales ..................................   $    12,945     $    18,643     $     21,333    $     30,022    $     25,402
     Licensing ..............................         3,342           4,955            3,109           2,932           2,801
     Promotion ..............................           756           1,088              770              --              --
                                                ------------    ------------    -------------   -------------   -------------
                                                     17,043          24,686           25,212          32,954          28,203
   Costs and expenses:
     Cost of sales ..........................           939           1,209            1,627           3,633           3,240
     Selling, general and
       administrative .......................        10,989          12,713           18,295          28,463          28,827
     Research and development ...............         5,302           6,677           17,241          36,101          32,214
     Amortization ...........................            --              --               98           1,182           1,182
                                                ------------    ------------    -------------   -------------   -------------
                                                     17,230          20,599           37,261          69,379          65,463
                                                ------------    ------------    -------------   -------------   -------------

   Income (loss) from operations ............          (187)          4,087          (12,049)        (36,425)        (37,260)
   Interest income ..........................           806             966            2,146           1,600           1,279
   Interest expense .........................            --              --               --              --             (83)
                                                ------------    ------------    -------------   -------------   -------------
   Income (loss) before taxes and
     cumulative effect of change in
     accounting principle ...................           619           5,053           (9,903)        (34,825)        (36,064)
   Provision for income taxes ...............           205             321              148              --              --
                                                ------------    ------------    -------------   -------------   -------------
   Net income (loss) before cumulative
     effect of change in accounting
     principle ..............................           414           4,732          (10,051)        (34,825)        (36,064)
   Cumulative effect of change in
     accounting principle ...................            --              --           (9,403)             --              --
                                                ------------    ------------    -------------   -------------   -------------
   Net income (loss) ........................   $       414     $     4,732     $    (19,454)   $    (34,825)   $    (36,064)
                                                ============    ============    =============   =============   =============

   Net income (loss) per common
     share:

   Basic:
     Income (loss) before effect of
        accounting change ...................   $      0.03     $      0.32     $      (0.63)   $      (1.74)   $      (1.44)
     Cumulative effect of accounting
        change ..............................            --              --            (0.59)             --              --
                                                ------------    ------------    -------------   -------------   -------------
     Net income (loss) ......................   $      0.03     $      0.32     $      (1.22)   $      (1.74)   $      (1.44)
                                                ============    ============    =============   =============   =============

   Assuming dilution:
     Income (loss) before effect of
        accounting change ...................   $      0.03     $      0.30     $      (0.63)   $      (1.74)   $      (1.44)
     Cumulative effect of accounting
        change ..............................            --              --            (0.59)             --              --
                                                ------------    ------------    -------------   -------------   -------------
     Net income (loss) ......................   $      0.03     $      0.30     $      (1.22)   $      (1.74)   $      (1.44)
                                                ============    ============    =============   =============   =============

   Weighted average number of
     common shares outstanding:
     Basic ..................................        14,368          14,742           15,990          19,985          25,110
     Assuming dilution ......................        14,966          15,633           15,990          19,985          25,110

                                                              1998      1999       2000      2001       2002
                                                              ----      ----       ----      ----       ----
Balance Sheet Data:
   Cash, cash equivalents and marketable investments ....   $ 17,081 $   24,151 $   29,899 $ 77,712  $  60,473
   Working capital ......................................     16,096     23,240     26,042   63,182     49,999
   Total assets .........................................     21,122     28,974     52,744   92,668     80,774
   Total liabilities ....................................      4,011      4,329     26,698   28,733     44,171
   Accumulated deficit ..................................    (73,828)   (69,097)   (88,551) (123,37)  (159,440)
   Total stockholders' equity ...........................     17,111     24,644     26,046   68,935     36,604

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

MGI PHARMA, INC. is an oncology-focused biopharmaceutical company that acquires, develops and commercializes proprietary pharmaceutical products that meet cancer patient needs. We focus our direct sales efforts solely within the United States and create alliances with other pharmaceutical or biotechnology companies for the commercialization of our products in other countries.

We promote products directly to physician specialists in the United States using our own sales force. These products include Salagen(R) Tablets (pilocarpine hydrochloride), Hexalen(R) (altretamine) capsules, and Didronel(R) (etidronate disodium) I.V. infusion. Salagen Tablets are approved in the United States for two indications: the symptoms of dry mouth associated with radiation treatment in head and neck cancer patients and the symptoms of dry mouth associated with Sjogren's syndrome, an autoimmune disease that damages the salivary glands. Sales of Salagen Tablets in the United States accounted for 88 percent of our product sales during 2002. Hexalen capsules, which we began selling after we acquired the product from MedImmune, Inc. in November 2000, is an orally administered chemotherapeutic agent approved in the United States for treatment of refractory ovarian cancer patients. Didronel I.V. infusion is approved for the treatment of hypercalcemia (elevated blood calcium) in late-stage cancer patients. We rely on third parties to manufacture our commercialized and development stage products.

In April 2001, we obtained the exclusive U.S. and Canadian license and distribution rights to palonosetron, a cancer supportive care product candidate for the prevention of chemotherapy-induced nausea and vomiting. The U.S. Food and Drug Administration accepted the filing of the New Drug Application for palonosetron on November 26, 2002. Our current product development efforts include preclinical and clinical trials for irofulven, our novel anti-cancer agent with demonstrated activity in a variety of cancers and a unique mechanism of action. We are also developing MG98 and inhibitors of DNA methyltransferase for North American markets. DNA methyltransferase is an enzyme that has been associated with uncontrolled tumor growth. We also provide ongoing clinical support of Salagen Tablets.

Results of Operations

Critical Accounting Policies

In preparing our financial statements in conformity with accounting principles generally accepted in the United States of America, our management must make decisions which impact reported amounts and related disclosures. Such decisions include the selection of the appropriate accounting principles to be applied and the assumptions on which to base accounting estimates. In reaching such decisions, our management applies judgment based on our understanding and analysis of relevant circumstances. Note 1 to the financial statements provides a summary of the significant accounting policies followed in the preparation of the financial statements. Our critical accounting policies include the following:

Our accounting policy on revenue recognition is fully described in Notes 1, 6 and 7 to the financial statements. The majority of our revenue relates to product sales. We recognize product sales revenue upon shipment to wholesalers. As is common in the pharmaceutical industry, our domestic sales are made to pharmaceutical wholesalers for further distribution through pharmacies to the ultimate consumers of our products. As such, our product sales revenue may be less than or greater than the underlying demand for our products. We report sales revenue net of allowances for product returns, cash discounts, and other rebates. To determine our estimates for product returns and other allowances, we use a combination of historical data and an estimate of future activity. Our estimates are sometimes made with limited data, and are therefore reviewed periodically and subject to change.

We also recognize revenue related to licensing agreements. Licensing revenue recognition requires management to estimate effective terms of agreements and identify points at which performance is met under the contracts such that the revenue earnings process is complete. Under this policy for out-licensing arrangements, revenue related to up-front, time-based and performance-based licensing payments is recognized over the entire contract performance period. For our major licensing contracts, this results in the deferral of significant revenue amounts (approximately $9.8 million at December 31, 2002) where non-refundable cash payments have been received, but the revenue is not immediately recognized due to the long-term nature of the respective agreements. Following our initial estimate of the effective terms of these arrangements, subsequent developments such as contract modifications or terminations could increase or decrease the period over which the deferred revenue is recognized.

Research and development expense includes work performed for us by outside vendors and research organizations. At each reporting period, we estimate expenses incurred but not reported or billed to us by these outside vendors. These expense estimates typically cover a period of 1 to 4 weeks of expense. Actual results are recorded on a timely basis and, historically, have not been materially different from our estimates. In addition, costs related to in-licensing arrangements for product candidates are expensed as research and development until their first commercial sale.

Revenues

Sales: Sales revenue increased 41 percent from $21,333,229 in 2000, to $30,021,813 in 2001, but decreased 15 percent to $25,402,300 in 2002. As is common in the pharmaceutical industry, our domestic sales are made to pharmaceutical wholesalers for further distribution through pharmacies to the ultimate consumers of our products. The increase in sales revenue from 2000 to 2001 reflects increased revenue from Salagen Tablets, resulting from an increase in demand, an increase in stocking of inventory by wholesalers and retail pharmacies, and an increase in selling price. The increase in sales revenue also reflects revenue from Hexalen capsules, which we purchased from MedImmune Inc. in November 2000, with sales commencing in December 2000, and active field promotion commencing in March 2001.

The decrease in sales revenue from 2001 to 2002 reflects decreased revenue from Salagen Tablets, resulting from a draw-down of wholesaler inventory amounts, partially reduced by an increase in selling price and a continued increase in patient demand. Beginning in the second quarter of 2001, and continuing throughout the rest of 2001, a substantial increase in wholesaler inventory amounts occurred. A reduction of wholesaler inventories occurred throughout the first half of 2002. In the second half of 2002, sales realigned with underlying demand, which grew approximately 5 percent from 2001 to 2002, as measured by prescription growth. Sales of Salagen Tablets in the United States provided 96 percent of our sales revenue in 2000, 87 percent in 2001, and 88 percent in 2002. We expect sales revenue for our currently marketed products for 2003 to range from $28 million to $30 million. Sales revenue for palonosetron is expected to range from $40 million to $55 million for the first 12-month period following launch of the product.

Promotion: Promotion revenue was $769,874 in 2000. We did not recognize any promotion revenue in 2001 or 2002. The change in promotion revenue reflects changes in our product promotion relationships. In 2000, we were promoting products under agreements with Pharmacia Corporation for Azulfidine EN-tabs(R) and Connetics Corporation for Ridaura(R) and Luxiq(R). Under the Ridaura agreement, we recognized $750,000 in 2000, based on achieving certain sales call activity. The agreements for Ridaura and Luxiq concluded in the third quarter of 2000. We did not recognize any revenue for Luxiq during the term of the agreement. We concluded the Azulfidine-EN Tabs agreement in the first half of 2001, without the recognition of any promotion fee revenue. We do not expect any promotion revenue in 2003.

Licensing: Licensing revenue decreased six percent from $3,109,470 in 2000 to $2,932,007 in 2001, and decreased four percent to $2,801,189 in 2002. In 2000, the Company adopted Staff Accounting Bulletin No. 101 (SAB 101), "Revenue Recognition in Financial Statements" and recorded a cumulative effect of this change in accounting principle for previously received, non-refundable licensing payments. This resulted in a $9.4 million one-time, non-cash charge and a corresponding increase in deferred revenue effective as of the beginning of 2000. This deferred amount is being amortized into license revenue over the expected periods of benefit for the related collaborative arrangements.

Licensing revenue is a combination of deferred revenue amortization from licensing arrangements and from royalties that are recognized when the related sales occur. In 2000, we received milestone payments of $830,000 from Kissei related to the development of Salagen Tablets in Japan, $750,000 from Novartis Ophthalmics AG related to the licensing of Salagen Tablets in Europe, and $650,000 from Dainippon related to acylfulvene rights in Japan. In 2001, we received a milestone payment of $750,000 from Novartis Ophthalmics AG related to the licensing of Salagen Tablets in Europe. We recognized $918,778, $841,258 and $794,384 of amortized deferred revenue in 2000, 2001 and 2002, respectively, related to all payments received under these license agreements.

We will recognize the December 31, 2002 unamortized balance of $9,828,222 from our license agreements into licensing revenue over the expected periods of benefit for the related collaborative arrangements. In the first quarter of 2003, Dainippon and MGI agreed to terminate their collaborative acylfulvene license agreement in August 2003. Under SAB 101, all remaining unamortized licensing revenue for Dainippon will be amortized into license revenue in 2003. For 2003, we expect to amortize $7,386,972 of deferred revenue into licensing revenue. This includes $7,141,972 related to the Dainippon agreement, of which $6,867,280 is expected to be recognized in the third quarter of 2003.

Future licensing revenue will fluctuate from quarter to quarter depending on the level of recurring royalty generating activities, and changes in amortization of deferred revenue, including the initiation or termination of licensing arrangements. We expect licensing revenue for 2003, including approximately $7 million related to the Dainippon agreement, to be approximately $9.5 million.

Costs and Expenses

Cost of sales: Cost of sales as a percent of sales was eight percent for 2000, 12 percent for 2001 and 13 percent for 2002. The increases result from a change in our product mix, including the addition of Hexalen capsules to our oncology product portfolio, and an increase in production costs. We believe that cost of sales as a percent of product sales for our currently marketed products for 2003 will range from 10 to 15 percent.

Selling, general and administrative: Selling, general and administrative expenses increased 56 percent from $18,294,757 in 2000 to $28,463,387 in 2001, and increased one percent to $28,827,337 in 2002. The increase from 2000 to 2001 resulted primarily from increased costs related to our expanded business objectives, such as costs associated with the expansion of our U.S. based sales force, costs related to commencement of active field promotion in March 2001 of Hexalen capsules and Mylocel Tablets, costs associated with the growth in the number of corporate-based associates, and increased facility costs in conjunction with our move to a new office location in the second quarter of 2001.

Although total costs remained essentially unchanged from 2001 to 2002, our costs increased for field selling expense and decreased for direct product promotion and facility expenses. Promotion costs decreased from 2001 to 2002 due to our initiating promotion of Hexalen capsules and Mylocel tablets in 2001. Facility costs decreased from 2001 to 2002 due to an accrual in 2001 for lease obligations for the former office space in excess of estimated sublease income, and physical move costs related to our move to a new office location in the second quarter of 2001. 2002 also includes $515,766 in expense related to a reduction in our workforce in the second quarter of 2002. As described in Note 13 to the financial statements, we used a related party for consulting services prior to 2002. $172,000 and $101,000 of related party consulting costs are included in selling, general and administrative expense for 2000 and 2001, respectively. We expect selling, general and administrative expenses for 2003 to be approximately $49 million. The increase from 2002 is primarily a result of expenses related to the potential launch of palonosetron in the second half of 2003.

Research and development: Research and development expense increased 109 percent from $17,241,217 in 2000 to $36,101,373 in 2001, but decreased 11 percent to
$32,213,635 in 2002. All three periods include non-recurring license payments:
$5.7 million in 2000 related to our license agreement with MethylGene Inc., $13 million in 2001 related to our license agreement for palonosetron, and $14 million in 2002 related to our license agreement for palonosetron. Exclusive of non-recurring license payments, research and development expense increased 104 percent from $11,266,217 in 2000 to $23,035,123 in 2001, but decreased 21 percent to $18,163,635 in 2002.

Excluding non-recurring license payments, the increase from 2000 to 2001 reflected the expanded development of irofulven, our novel anti-cancer agent, and expenses related to the development of MG98 and inhibitors of DNA methyltransferase under a license that began in the third quarter of 2000. The decrease from 2001 to 2002 represents decreased spending for irofulven. In April 2002, we stopped our Phase 3 trial of irofulven in advanced-stage, gemcitabine-refractory pancreatic cancer patients. We are currently conducting a series of clinical trials designed to evaluate the efficacy and safety of irofulven administered as a single chemotherapy agent or in combination with marketed chemotherapy agents for the treatment of patients with solid tumor cancers who are generally refractory to current therapies. The decrease in irofulven spending was partially offset by $775,278 in expense related to a reduction in our workforce in the second quarter of 2002. We expect research and development expense for 2003 to range from $28 million to $30 million, including an $11 million non-recurring license payment that will become due upon the approval of the NDA for palonosetron.

Interest Income

Interest income decreased 25 percent from $2,145,553 in 2000 to $1,600,363 in 2001, and decreased 20 percent to $1,278,645 in 2002. The decreases are a result of decreases in the investment yields, partially reduced by increases in the average amount of funds available for investment. Funds available in 2001 increased as a result of the sales of stock in the second and fourth quarters of 2001. Funds available in 2002 additionally increased as a result of the issuance of convertible notes and warrants in the fourth quarter of 2002. Interest income for 2003 will fluctuate depending on the timing of cashflows and changes in interest rates for marketable securities.

Interest Expense

We recognized interest expense of $83,130 in 2002 related to our issuance of convertible debt in the fourth quarter of 2002. We had no debt in 2000 or 2001. We expect interest expense for 2003 to be approximately $1 million, of which $630,000 will be paid using cash. The non-cash portion of interest expense is primarily related to the issuance of warrants in conjunction with the issuance of our convertible debt (See Note 8 to the financial statements).

Tax Expense

The tax amount for 2000 reflects the 10 percent foreign tax rate on licensing payments received. There is no provision for tax expense in 2001 or 2002, due to the net loss of $35 million in 2001 and the net loss of $36 million in 2002. Our ability to achieve profitable operations is dependent upon our successful launch of palonosetron, and therefore, we continue to maintain a valuation allowance against our deferred tax assets.

Net Loss

We had a net loss of $19,453,822 in 2000, which includes a non-cash charge of $9,402,643 relating to the adoption of SAB 101. We had a net loss of $34,825,322 in 2001, and a net loss of $36,063,792 in 2002. The increased net loss from 2000 to 2001 reflects a 31 percent increase in revenues from 2000 to 2001, and an 86 percent increase in costs and expenses from 2000 to 2001, including a 109 percent increase in research and development. The increased loss from 2001 to 2002 reflects a 14 percent decrease in revenues from 2001 to 2002, and a six percent decrease in costs and expenses. During the next several years, we expect to direct our efforts towards activities intended to grow long-term revenues, including the continued development and launch of palonosetron and continued development of irofulven and other product candidates. Increased spending on these initiatives will likely result in substantial net losses until after our successful launch of palonosetron. We expect our net loss for 2003 to be approximately $44 million, excluding any favorable net contribution from the potential product launch of palonosetron.

Liquidity and Capital Resources

At December 31, 2002, we had cash and marketable investments of $60,472,901 and working capital of $49,999,430, compared with $77,712,480 and $63,181,509, respectively, at December 31, 2001. For the year ended December 31, 2002, we received gross proceeds of $21,000,000 from the issuance of convertible notes and warrants, $700,517 in cash from issuance of shares under stock award plans, and $550,000 in cash as a deposit from one of our international partners. We used $37,556,472 of cash to fund our operating activities. In addition, $4,000,000 of restricted cash was used to pay a palonosetron milestone. We also paid the final installment of $1,200,000 related to the acquisition of Hexalen capsules, and purchased $653,029 in equipment and furniture.

Significant cash use in 2003 will be required to fund operating activities, pay $11 million to Helsinn Healthcare upon approval by the FDA of the NDA for palonosetron, and pay $4.3 million to Dainippon following the termination of our licensing agreement. Substantial amounts of capital are required for pharmaceutical development and commercialization efforts. For continued development and commercialization of our product candidates and marketed products, and the acquisition and development of additional product candidates, we plan to utilize cash provided from product sales, collaborative arrangements and existing liquid assets. We will seek other sources of funding, including additional equity or debt issuances as appropriate. Excluding the potential favorable effect on cash of palonosetron product sales, we expect cash use for 2003 to be approximately $50 million, which includes cash required to launch and promote palonosetron. We have no arrangements or covenants that would trigger acceleration of our lease obligations or long-term liabilities. Under the terms of our convertible debt agreement, we are precluded from raising additional capital at less than $9.00 per share, until the earliest to occur of our anticipated disclosure of Phase 3 palonosetron data in June 2003, or December 31, 2003.

Our liquidity is affected by a variety of factors, including sales of our products, the pace of our research and development programs, the in-licensing of new products and our ability to raise additional debt or equity capital. As identified in our risk factors, adverse changes that affect our continued access to the capital markets, continued development and expansion of our product candidates, and future demand for our marketed products would affect our longer term liquidity. We believe we have sufficient liquidity and capital resources to fund all known cash requirements through December 31, 2003. If the approval of palonosetron is delayed from our expectations, we may not have sufficient capital to continue operations as planned. Our significant future, noncancellable, contractual commitments, including the anticipated payment to Helsinn upon approval by the FDA, are summarized in the following table:

-----------------------------------------------------------------------------------------------------------
                              2003           2004         2005         2006         2007       Thereafter
                              ----           ----         ----         ----         ----       ----------
Lease Payments             $ 1,859,000    $1,879,000   $1,754,000   $1,482,000   $ 1,504,000    $630,000
Approval of
palonosetron payment        11,000,000            --           --           --            --          --
Dainippon Payment            4,300,000            --           --           --            --          --
Convertible Debt                    --            --           --           --    21,000,000          --
                           -----------    ----------   ----------   ----------   -----------   ---------
Total                      $17,159,000    $1,879,000   $1,754,000   $1,482,000   $22,504,000    $630,000
-----------------------------------------------------------------------------------------------------------

Selected Quarterly Operating Results

The following table shows our unaudited financial information for each of the quarters in the two year period ended December 31, 2002. In our opinion, this unaudited quarterly information has been prepared on the same basis as the audited financial statements and includes all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the information for the quarters presented, when read in conjunction with the financial statements and notes included elsewhere in this annual report. We believe that quarter-to-quarter comparisons of our financial results are not necessarily meaningful and should not be relied upon as an indication of future performance.

                                                                       Three months ended
                                     March 31,   June 30,    Sept. 30,    Dec. 31,    March 31,   June 30,   Sept. 30,   Dec. 31,
                                       2001        2001        2001         2001        2002        2002       2002        2002
                                       ----        ----        ----         ----        ----        ----       ----        ----
                                                                     (in thousands except per share data)
Revenues:
  Sales                               $ 6,984   $ 10,161      $ 5,993    $  6,884     $ 5,303    $  4,649     $ 8,223    $  7,227
  Licensing                               592        851          957         532         499       1,038         824         440
                                      -------   --------      -------    --------     -------    --------     -------    --------
                                        7,576     11,012        6,950       7,416       5,802       5,687       9,047       7,667
                                      -------   --------      -------    --------     -------    --------     -------    --------
Cost and expenses:
  Cost of sales                           789      1,032          757       1,055         686         757         950         847
  Selling, general & administrative     6,493      7,283        6,552       8,135       7,170       7,340       6,640       7,677
  Research and development              3,554     18,189/a/     5,807       8,551       4,263       9,792/b/    4,508      13,651/c/
  Amortization                            295        296          296         295         296         295         295         296
                                      -------   --------      -------    --------     -------    --------     -------    --------
                                       11,131     26,800       13,412      18,036      12,415      18,184      12,393      22,471
                                      -------   --------      -------    --------     -------    --------     -------    --------
Loss from operations                   (3,555)   (15,788)      (6,462)    (10,620)     (6,613)    (12,497)     (3,346)    (14,804)
Interest income                           436        378          415         371         320         243         401         315
Interest expense                           --         --           --          --          --          --          --         (83)
                                      -------   --------      -------    --------     -------    --------     -------    --------
Net loss                              $(3,119)  $(15,410)     $(6,047)   $(10,249)    $(6,293)   $(12,254)    $(2,945)   $(14,572)
                                      =======   ========      =======    ========     =======    ========     =======    ========

Net loss per common share:

Basic and diluted:
   Basic                              $ (0.19)  $  (0.81)    $  (0.29)   $  (0.44)    $ (0.25)   $  (0.49)    $ (0.12)   $  (0.58)
   Assuming dilution                  $ (0.19)  $  (0.81)    $  (0.29)   $  (0.44)    $ (0.25)   $  (0.49)    $ (0.12)   $  (0.58)

Weighted average number of common
shares:
  Basic                                16,533     18,988       20,987      23,348      25,034      25,063      25,164      25,177
  Assuming dilution                    16,533     18,988       20,987      23,348      25,034      25,063      25,164      25,177

___________

a. Includes $13 million in license payments for palonosetron.

b. Includes $4 million in license payments for palonosetron.

c. Includes $10 million in license payments for palonosetron.

Cautionary Statement

This document contains forward-looking statements within the meaning of federal securities laws that may include statements regarding intent, belief or current expectations of the Company and its management. These forward-looking statements are not guarantees of future performance and involve a number of risks and uncertainties that may cause the Company's actual results to differ materially from the results discussed in these statements. Factors that might affect our results include, but are not limited to, the ability of palonosetron or our other product candidates to be proven safe and effective in humans, to receive marketing authorizations from regulatory authorities and to ultimately compete successfully with other therapies, continued sales of Salagen Tablets, development or acquisition of additional products, reliance on contract manufacturing, changes in strategic alliances, continued access to capital, and other risks and uncertainties detailed from time to time in the Company's filings with the Securities and Exchange Commission, including Exhibit 99.1 to this annual report on Form 10-K for the year ended December 31, 2002. We do not intend to update any of the forward-looking statements after the date of the annual report to conform them to actual results.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

Our operations are not subject to risks of material foreign currency fluctuations, nor do we use derivative financial instruments in our investment practices. We place our marketable investments in instruments that meet high credit quality standards, as specified in our investment policy guidelines. We do not expect material losses with respect to our investment portfolio or exposure to market risks associated with interest rates. The impact on our net loss as a result of a one percentage point change in short-term interest rates would be approximately $605,000 based on our cash, cash equivalents and short-term marketable investment balances at December 31, 2002.

Item 8.  Financial Statements and Supplementary Data

                                MGI PHARMA, INC.
                                 Balance Sheets

                                                                          December 31,       December 31,
                                                                              2001               2002
                                                                       ------------------ -----------------
ASSETS:
-------
   Current assets:
     Cash and cash equivalents .....................................   $      40,699,408  $     52,933,393
     Cash - restricted .............................................           4,000,000                --
     Short-term marketable investments .............................          30,006,144         7,539,508
     Receivables, less allowances of $117,397 and $109,276 .........           1,829,654         3,042,698
     Inventories ...................................................           1,500,054         1,779,413
     Prepaid expenses ..............................................             246,739           448,559
                                                                       ------------------ -----------------

       Total current assets ........................................          78,281,999        65,743,571

     Equipment, furniture and leasehold improvements, at cost less
       accumulated depreciation of $1,322,559 and $2,121,915 .......           3,325,334         3,110,938
     Long-term marketable investments ..............................           3,006,928                --
     Long-term equity investments ..................................           6,800,000         6,800,000
     Intangible assets, at cost less accumulated amortization of
       $1,280,476 and $2,462,455 ...................................           5,811,394         4,629,415

     Other assets ..................................................             442,368           490,329
                                                                       ------------------ -----------------

     Total assets ..................................................   $      97,668,023  $     80,774,253
                                                                       ================== =================

                                                                     (continued)

                                MGI PHARMA, INC.
                                 Balance Sheets

                                                                                December 31,       December 31,
                                                                                    2001               2002
                                                                             ------------------ ----------------
LIABILITIES AND STOCKHOLDERS' EQUITY:
------------------------------------

   Current liabilities:
     Accounts payable ....................................................    $      1,674,412   $    1,904,297
     Accrued expenses ....................................................          12,609,838        8,725,323
     Deposit payable .....................................................                  --        4,300,000
     Deferred revenue ....................................................             794,383          794,383
     Other current liabilities ...........................................              21,857           20,138
                                                                             ------------------ ----------------

       Total current liabilities .........................................          15,100,490       15,744,141

   Noncurrent liabilities:
     Convertible debt, face value of $21,000,000 net of warrant cost
       and issuance costs of $1,708,851 ..................................                  --       19,291,149
     Long-term deposit payable ...........................................           3,750,000               --
     Deferred revenue ....................................................           9,828,223        9,033,839
     Other noncurrent liabilities ........................................              54,599          101,589
                                                                             ------------------ ----------------

       Total noncurrent liabilities ......................................          13,632,822       28,426,577

                                                                             ------------------ ----------------
       Total liabilities .................................................          28,733,312       44,170,718

   Stockholders' equity:
     Preferred stock, 10,000,000 authorized and unissued shares ..........                  --               --
     Common stock, $0.01 par value, 30,000,000 and 70,000,000
       authorized shares, 25,005,050 and 25,236,906 issued and
       outstanding shares ..................................................           250,051          252,369
     Additional paid-in capital ..........................................         192,060,653      195,919,707
     Unearned compensation - restricted shares ...........................                  --         (128,756)
     Accumulated deficit .................................................        (123,375,993)    (159,439,785)
                                                                             ------------------ ----------------

       Total stockholders' equity ........................................          68,934,711       36,603,535
                                                                             ------------------ ----------------

     Total liabilities and stockholders' equity ..........................    $     97,668,023   $   80,774,253
                                                                             ================== ================

_______________________

See accompanying notes to financial statements.

                                MGI PHARMA, INC.

                            STATEMENTS OF OPERATIONS

                                                                             Year Ended December 31,
                                                        -----------------------------------------------------------------
                                                               2000                   2001                   2002
                                                        ------------------     ------------------     -------------------
Revenues:
   Sales ..........................................     $       21,333,229     $       30,021,813     $        25,402,300
   Licensing ......................................              3,109,470              2,932,007               2,801,189
   Promotion ......................................                769,874                     --                      --
                                                        ------------------     ------------------     -------------------
                                                                25,212,573             32,953,820              28,203,489
                                                        ------------------     ------------------     -------------------
Costs and expenses:
   Cost of sales ..................................              1,626,833              3,632,767               3,239,845
   Selling, general and administrative ............             18,294,757             28,463,387              28,827,337
   Research and development .......................             17,241,217             36,101,373              32,213,635
   Amortization ...................................                 98,498              1,181,978               1,181,979
                                                        ------------------     ------------------     -------------------
                                                                37,261,305             69,379,505              65,462,796
                                                        ------------------     ------------------     -------------------

Loss from operations ..............................            (12,048,732)           (36,425,685)            (37,259,307)

Interest income ...................................              2,145,553              1,600,363               1,278,645
Interest expense ..................................                     --                     --                 (83,130)
                                                        ------------------     ------------------     -------------------

Loss before taxes and cumulative effect of
   change in accounting principle .................             (9,903,179)           (34,825,322)            (36,063,792)

Provision for income taxes ........................                148,000                     --                      --
                                                        ------------------     ------------------     -------------------

Loss before cumulative effect of change in
   accounting principle ...........................            (10,051,179)           (34,825,322)            (36,063,792)

Cumulative effect of change in accounting
   principle ......................................             (9,402,643)                    --                      --
                                                        ------------------     ------------------     -------------------

Net loss ..........................................     $      (19,453,822)    $      (34,825,322)    $       (36,063,792)
                                                        ==================     ==================     ===================

Net loss per common share:
   Basic:
     Loss before effect of accounting change ......     $            (0.63)    $            (1.74)    $             (1.44)
     Cumulative effect of accounting change .......                  (0.59)                    --                      --
                                                        ------------------     ------------------     -------------------
     Net loss .....................................     $            (1.22)    $            (1.74)    $             (1.44)
                                                        ==================     ==================     ===================

   Assuming dilution:
     Loss before effect of accounting change ......     $            (0.63)    $            (1.74)    $             (1.44)
     Cumulative effect of accounting change .......                  (0.59)                    --                      --
                                                        ------------------     ------------------     -------------------
     Net loss .....................................     $            (1.22)    $            (1.74)    $             (1.44)
                                                        ==================     ==================     ===================

Weighted average number of common shares
   outstanding:
   Basic ..........................................             15,990,459             19,985,192              25,110,023
   Assuming dilution ..............................             15,990,459             19,985,192              25,110,023

_____________________________________

See accompanying notes to financial statements.

                                MGI PHARMA, INC.
                            STATEMENTS OF CASH FLOWS

                                                                            Year Ended December 31,
                                                        -----------------------------------------------------------------
                                                              2000                   2001                    2002
                                                        ------------------     ------------------     -------------------
Operating activities:
Net loss ............................................   $     (19,453,822)     $     (34,825,322)     $      (36,063,792)
Adjustments for non-cash items:
   Cumulative effect of change in accounting
     principle ......................................           9,402,643                     --                      --
   Stock issuance for palonosetron license ..........                  --              2,999,992                      --
   Depreciation and intangible amortization .........             451,369              1,876,327               2,048,260
   Benefit plan contribution ........................             315,993                836,507                 949,381
   Financing transaction costs ......................                  --                516,604                      --
   Noncash consulting payments ......................              42,510                189,747                  66,962
   Deferred rent ....................................                  --                 54,599                  46,990
   Stock option term modification ...................                  --                     --                 216,064
   Amortization of restricted stock expense .........                  --                     --                 110,688
   Amortization of non-cash financing charges .......                  --                     --                  28,963
   Other ............................................              11,292                100,852                  13,443
Changes in operating assets and liabilities: ........
   Receivables ......................................            (378,561)               976,808              (1,213,044)
   Inventories ......................................            (480,584)               (23,779)               (279,359)
   Prepaid expenses .................................          (5,672,337)             5,579,521                (201,820)
   Accounts payable and accrued expenses ............           4,227,952              4,388,684              (2,483,105)
   Deferred revenue .................................             816,222                (91,259)               (794,384)
   Other current liabilities ........................               5,090                    446                  (1,719)
                                                        -----------------      -----------------      ------------------
Net cash used in operating activities ...............         (10,712,233)           (17,420,273)            (37,556,472)
                                                        -----------------      -----------------      ------------------

Investing activities:
Purchase of investments .............................         (42,069,003)           (49,472,664)             (9,360,720)
Maturity of investments .............................          39,103,255             35,326,665              34,834,284
Acquisition of Hexalen(R)capsules ...................          (1,200,000)            (4,800,000)             (1,200,000)
Purchase of minority investment in MethylGene .......          (3,800,000)            (3,000,000)                     --
Purchase of equipment, furniture and leasehold
   improvements .....................................            (836,248)            (2,588,234)               (653,029)
Other ...............................................             (65,855)               (32,255)                (60,260)
                                                        -----------------      -----------------      ------------------
Net cash provided by (used in) investing
activities ..........................................          (8,867,851)           (24,566,488)             23,560,275
                                                        -----------------      -----------------      ------------------

Financing activities:
Proceeds from issuance of shares, net ...............          16,448,138             72,117,460                      --
Proceeds from issuance of convertible debt, net .....                  --                     --              20,950,157
Restricted cash .....................................                  --             (4,000,000)              4,000,000
Receipt of deposit payable ..........................           1,550,000              2,200,000                 550,000
Issuance of shares under stock plans ................           4,364,412              1,336,995                 700,517
Other ...............................................                  --                     --                  29,508
                                                        -----------------      -----------------      ------------------
Net cash provided by financing activities ...........          22,362,550             71,654,455              26,230,182
                                                        -----------------      -----------------      ------------------
Increase in cash and cash equivalents ...............           2,782,466             29,667,694              12,233,985
Cash and cash equivalents at beginning of year ......           8,249,248             11,031,714              40,699,408
                                                        -----------------      -----------------      ------------------

Cash and cash equivalents at end of year ............   $      11,031,714      $      40,699,408      $       52,933,393
                                                        =================      =================      ==================
Supplemental disclosure of cash flow information:
     Cash paid for income taxes .....................   $         176,975      $           2,000      $            7,495
     Cash paid for interest .........................   $               0      $               0      $                0

_________________________________
See accompanying notes to financial statements.

                                MGI PHARMA, INC.

                       STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                         Unearned
                                                       Additional      compensation                           Total
                                                        paid-in        - restricted      Accumulated      stockholders'
                                      Common stock      capital           shares           deficit           equity
                                      -------------   -------------   ---------------   --------------   --------------
Balance at December 31, 1999 ......  $     149,796   $  93,591,432   $            --   $  (69,096,849)  $   24,644,379

Issuance of 1,000,000 shares ......             --              --                --               --               --
Exercise of stock options,
   503,036 shares .................          5,030       4,046,784                --               --       16,448,138
Employee stock purchase plan,
   25,077 shares ..................            251         312,347                --               --        4,051,814
Other issuances, 1,255 shares .....             13          42,497                --               --           42,510
Net loss ..........................             --              --                --      (19,453,822)     (19,453,822)
                                      -------------   -------------   ---------------   --------------   --------------
Balance at December 31, 2000 ......  $     165,090   $ 114,431,198   $            --   $  (88,550,671)  $   26,045,617

Issuance of 4,000,000 shares ......         40,000      29,128,655                --               --       29,168,655
Issuance of 3,025,000 shares ......         30,250      31,086,712                --               --       31,116,962
Issuance of 900,000 shares ........          9,000      11,822,843                --               --       11,831,843
Issuance for technology
   license, 297,338 shares ........          2,973       2,997,019                --               --        2,999,992
Exercise of stock options,
   175,885 shares .................          1,759         861,138                --               --          862,897
Employee retirement plan
   contribution, 38,226 shares ....            383         553,235                --               --          553,618
Employee stock purchase plan,
   45,457 shares ..................            455         473,643                --               --          474,098
Financing transaction costs .......             --         516,604                --               --          516,604
Other issuances, 14,136 shares ....            141         189,606                --               --          189,747
Net loss ..........................             --              --                --      (38,825,322)     (34,825,322)
                                      -------------   -------------   ---------------   --------------   --------------
Balance at December 31, 2001 ......  $     250,051   $ 192,060,653   $            --   $ (123,375,993)  $   68,934,711

Exercise of stock options,
   16,475 shares ..................            165          93,393                --               --           93,558
Employee retirement plan
   contribution, 72,536 shares ....            725         920,181                --               --          920,906
Employee stock purchase plan
   106,561 shares .................          1,065         605,893                --               --          606,958
Stock option term modification ....             --         214,744                --               --          214,744
Restricted stock issuance,
   34,702 shares ..................            347         239,097          (239,444)              --               --
Amortization of restricted
   stock to compensation expense ..             --              --           110,688               --          110,688
Issuance of warrants under
   convertible debt ...............             --       1,687,971                --               --        1,687,971
Other issuances, 1,582 shares .....             16          97,775                --               --           97,791
Net loss ..........................             --              --                --      (36,063,792)     (36,063,792)
                                      -------------   -------------   ---------------   --------------   --------------
Balance at December 31, 2002 ......  $     252,369   $ 195,919,707   $      (128,756)  $ (159,439,785)  $   36,603,535
                                      =============   =============   ===============   ==============   ==============

______________________________

See accompanying notes to financial statements.

                                MGI PHARMA, INC.

                          NOTES TO FINANCIAL STATEMENTS

1.       Summary of Significant Accounting Policies

MGI PHARMA, INC. (MGI or the Company) is an oncology-focused biopharmaceutical company that acquires, develops and commercializes proprietary products that meet cancer patient needs. We focus our direct sales efforts solely within the United States and create alliances with other pharmaceutical or biotechnology companies for the commercialization of our products in other countries.

We promote products directly to physician specialists in the United States using our own sales force. These products include Salagen Tablets (pilocarpine hydrochloride), Hexalen (altretamine) capsules, and Didronel (etidronate disodium) I.V. infusion. Salagen Tablets are approved in the United States for two indications: the symptoms of dry mouth associated with radiation treatment in head and neck cancer patients and the symptoms of dry mouth associated with Sjogren's syndrome, an autoimmune disease that damages the salivary glands. Sales of Salagen Tablets in the United States accounted for 88 percent of product sales during 2002. Hexalen capsules, which we began selling after we acquired the product from MedImmune, Inc. in November 2000, is an orally administered chemotherapeutic agent approved in the United States for treatment of refractory ovarian cancer patients. Didronel I.V. infusion is approved for the treatment of hypercalcemia (elevated blood calcium) in late-stage cancer patients. We rely on third parties to manufacture our commercialized and development stage products.

In April 2001, we obtained the exclusive U.S. and Canadian license and distribution rights to palonosetron, a cancer supportive care product candidate for the prevention of chemotherapy-induced nausea and vomiting. The U.S. Food and Drug Administration accepted the filing of the New Drug Application for palonosetron on November 26, 2002. Our current product development efforts also include preclinical and clinical trials for irofulven, our novel anti-cancer agent with demonstrated activity in a variety of cancers and a unique mechanism of action. We are also developing MG98 and inhibitors of DNA methyltransferase for North American markets. DNA methyltransferase is an enzyme that has been associated with uncontrolled tumor growth. We also provide ongoing clinical support of Salagen Tablets.

Cash, Cash Equivalents and Investments We consider highly liquid marketable securities with remaining maturities of ninety days or less at the time of purchase to be cash equivalents. Other highly liquid marketable securities with remaining maturities of one year or less at the balance sheet date are classified as short-term marketable investments. Long-term marketable investments are highly liquid marketable securities with remaining maturities of more than one year at the balance sheet date.

Short-term and long-term marketable investments are classified as held-to-maturity investments because we have the intent and the ability to hold our investments to maturity. As such, they are stated at amortized cost, which approximates estimated fair value. Amortized cost is adjusted for amortization of premiums and discounts to maturity, and this amortization is included in interest income in the accompanying statements of operations.

Concentration of Credit Risk Financial instruments that may subject us to significant concentrations of credit risk consist primarily of short-term and long-term marketable investments and trade receivables.

Cash in excess of current operating needs is invested in accordance with our investment policy. This policy emphasizes principal preservation, so it requires strong issuer credit ratings and limits the amount of credit exposure from any one issuer or industry.

We grant credit primarily to pharmaceutical wholesale distributors throughout the United States in the normal course of business. Three wholesalers accounted for approximately 91 percent of Company sales in 2002. Customer credit-worthiness is routinely monitored and collateral is not normally required.

Concentration of Supply Risk We depend on a single supplier to provide the active ingredient for Salagen Tablets, which accounted for 88 percent of the our product sales during 2002. If this supplier ends its relationship with us, or is unable to meet our demand for the ingredient, we may be unable to produce Salagen Tablets for commercial sale.

Inventories Inventories are stated at the lower of cost or market. Cost is determined on a first-in, first-out basis.

Long-term Equity Investments We own a $6,800,000, approximately 13 percent, minority investment in MethylGene Inc., a privately owned Canadian biopharmaceutical company. An investment of $3,800,000 was made in conjunction with the initial licensing of North American rights to MG98 and other product candidates in 2000. An additional $3,000,000 was invested in 2001. This minority investment is carried at cost. The valuation of this minority investment is periodically reviewed for impairment based upon the results of operations and financial position of MethylGene, as well as the value of any sales of its shares.

Sales Revenue Recognition Sales and related costs are recognized upon shipment of product to customers. Sales are recorded net of provisions for pricing adjustments, collection discounts and product returns.

Promotion Revenue Recognition Promotion revenue is recognized when the service has been performed or product sales have occurred which result in a fixed and determinable promotion fee being payable to us without a right to refund. Under promotion arrangements, the other party to the agreement recognizes product sales and we recognize promotion revenue.

Licensing Revenue Recognition We implemented Staff Accounting Bulletin No. 101 "Revenue Recognition in Financial Statements" (SAB 101), in the fourth quarter of 2000 with retroactive effect to January 1, 2000. Under SAB 101, we recognize revenue from licensing arrangements using a contingency-adjusted performance model. Under this method, revenue related to up-front, time-based, and performance-based licensing payments is recognized over the entire contract performance period. We recognize the aggregate of nonrefundable up-front and time-based fees ratably over the effective term of the underlying license and related supply arrangements. Performance-based, contingent license payment amounts are recognized on a pro rata basis in the period the licensee achieves the performance criteria to the extent of the timing of the achievement of the milestone in relation to the term of the underlying arrangements - approximating the extent of contingent performance through the date of the milestone achievement in relation to the full term of the underlying arrangements. We recognize the remaining portion of any milestone payments over the remaining term of the underlying arrangements. Payments received by us in excess of amounts earned are classified as deferred revenue. Further, we recognize royalties on product sales and support services provided to strategic partners in licensing revenue when the related sales or provision of services occur.

Prior to the implementation of SAB 101, we recognized licensing revenue when underlying performance criteria for payment had been met and when we had an unconditional right to such payment. Depending on a license agreement's terms, recognition criteria may have been satisfied upon achievement of milestones, passage of time or product sales by the licensee.

We recorded a one-time, non-cash charge and corresponding increase in deferred revenue of $9.4 million as a result of the cumulative effect of the adoption of SAB 101 as of January 1, 2000. Amounts previously recognized as revenue, but deferred as a result of the implementation of SAB 101, will be amortized into future license revenue over the expected period of benefit from these collaborative arrangements. We recognized $841,258 and $794,384 of amortized deferred revenue in 2001 and 2002, respectively. At December 31, 2002, the Company has an unamortized deferred revenue balance of $9,828,222. (See Note 18).

Stock-Based Compensation We apply the intrinsic value method described in Accounting Principles Board (APB) Opinion No. 25 in accounting for the issuance of stock options to employees and directors. Accordingly, as all grants are made at or above the market price, no compensation expense has been recognized in the financial statements. Had we determined compensation cost based on the fair value at the grant date for our stock options and the fair value of the discount related to the employee stock purchase plan under SFAS 123, our net loss would have been reported as shown below:

                                                             2000              2001                2002
                                                        --------------    --------------      --------------
    Net loss, as reported                                ($19,453,822)     ($34,825,322)       ($36,063,792)
    Deduct: Total stock-based employee
    compensation expense determined under fair
    value based method for all awards                      (5,402,375)       (9,083,811)         (7,278,836)
                                                         ------------      ------------        ------------
    Pro forma net loss                                   ($24,856,197)     ($43,909,133)       ($43,342,628)
                                                         ============      ============        ============

    Net loss per common share:
    As reported basic and diluted                              ($1.22)           ($1.74)             ($1.44)
    Pro forma basic and diluted                                ($1.55)           ($2.20)             ($1.73)

The per share weighted-average fair value of stock options granted during 2000, 2001 and 2002 was $14.03, $9.00 and $5.17, respectively, on the date of grant, using the Black-Scholes option-pricing model with the following weighted-average assumptions:

                                      2000          2001           2002
                                 ------------   ------------   -------------
Expected dividend yield                    0%             0%              0%
Risk-free interest rate                 4.80%          4.30%           2.70%
Annualized volatility                   0.80           0.80            0.80
Expected life, in years                    5              5               5

Advertising and Promotion Expense Costs of advertising and promotion are expensed as incurred and were $2,824,053, $4,933,137 and $2,773,810 in 2000,
2001 and 2002, respectively. We do not defer any costs related to direct-response advertising.

Depreciation Depreciation of equipment and furniture is provided over the estimated useful lives of the respective assets on a straight-line basis. Estimated useful lives of equipment and furniture range from three to ten years. Leasehold improvements are amortized over the shorter of the lease term or the useful life of the improvements.

Convertible Debt Convertible debt is stated at face value, less issuance costs and the value of warrants issued in conjunction with the convertible debt. Both the issuance costs and the value of the warrants are amortized to interest expense over the 5-year term of the convertible debt.

Research and Development Research and development costs are expensed as incurred. Costs of inlicensing payments for product candidates that have not yet been sold commercially are expensed as research and development.

Amortization Amortization of intangible assets relating to the purchase of the Hexalen capsules business is recognized as the greater of the amount computed on a straight-line basis over the six-year estimated commercial life of Hexalen capsules or in proportion to the actual product contribution compared to estimated product contribution over the estimated commercial life of Hexalen capsules.

Income Taxes Deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. A valuation allowance is carried against deferred tax assets until it is deemed more likely than not that some portion or all of the deferred tax assets will be realized.

Income (Loss) Per Common Share Basic earnings per share (EPS) is calculated by dividing net income (loss) by the weighted-average common shares outstanding during the period. Diluted EPS reflects the potential dilution to basic EPS that could occur upon conversion or exercise of securities, options, or other such items to common shares using the treasury stock method and if converted method based upon the weighted-average fair value of our common shares during the period. During net loss periods, potentially dilutive securities are not included in the calculation of net loss per share since their inclusion would be anti-dilutive.

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

Basis of Presentation Certain prior year amounts have been reclassified to conform to current year presentation

New Accounting Pronouncements SFAS 142, "Goodwill and Other Intangible Assets", changes the accounting for goodwill from an amortization method to an impairment-only approach. Amortization of goodwill, including goodwill in past business combinations, will therefore cease upon adoption of SFAS 142. The adoption of SFAS 142 on January 1, 2002 did not have any impact of the financial position or results of operations of the Company because the identifiable intangible assets will continue to be amortized.

SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", addresses the financial accounting and reporting for the impairment of long-lived assets. The adoption of SFAS 144 on January 1, 2002, did not have any impact on the financial position or results of operations of the Company.

SFAS 146, "Accounting for Costs Associated with Exit or Disposal Activities", addresses the costs associated with an exit activity (including restructuring) or with a disposal of long-lived assets. The Company will account for any future exit or disposal activities after December 31, 2002 under SFAS 146.

SFAS 148, "Accounting for Stock-based Compensation - Transition and Disclosure", amends SFAS No. 123, "Accounting for Stock-based Compensation" to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. Since the Company plans to continue to use APB 25 to account for stock options issued to employees and directors, this portion of SFAS 148 will not have any impact on the financial position or the results of operations of the Company. SFAS 148 also amends the disclosure requirements of SFAS 123 to require additional disclosure in both annual and interim financial statements on the method of accounting for stock-based employee compensation. The Company adopted the disclosure provisions of SFAS 148 as of December 31, 2002.

FIN 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others", requires companies to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The Company plans to adopt FIN 45 for guarantees issued or modified after December 31, 2002. The Company does not expect the adoption of FIN45 to have any impact on the financial position or results of operations of the Company.

EITF 00-21, "Revenue Arrangements with Multiple Deliverables", provides revenue recognition guidance for arrangements with multiple deliverables, and the criteria to determine if items in a multiple deliverable agreement should be accounted for separately. The Company will adopt EITF 00-21 for qualifying transactions after June 30, 2003.

2.  Investments

Marketable investments consist of held-to-maturity investments and are stated at amortized cost, which approximates estimated fair value. Short-term marketable investments at December 31, 2001 and 2002 are summarized as follows:

                                         2001                 2002
                                    --------------        -------------
Corporate notes                        $16,107,596           $4,458,921
Certificates of deposit                         --            3,080,587
Commercial paper                        13,898,548                   --
                                    --------------        -------------
                                       $30,006,144           $7,539,508
                                    ==============        =============

Long-term marketable investments at December 31, 2001 consisted of certificates of deposit which matured in January 2003.

3.  Inventories

Inventories at December 31, 2001 and 2002 are summarized as follows:

                                             2001              2002
                                        -------------     -------------
Raw materials and supplies                 $   50,458        $   89,757
Work in process                               445,429           520,092
Finished products                           1,004,167         1,169,564
                                        -------------     -------------
                                           $1,500,054        $1,779,413
                                        =============     =============

4.  Accrued Expenses

Accrued expenses at December 31, 2001 and 2002 are summarized as follows:

                                                          2001              2002
                                                    --------------    --------------
Product development commitments                         $4,503,281        $1,717,380
Bonuses                                                  1,774,916         1,540,439
Product return accrual                                     963,430         1,109,913
Lease accrual                                              983,271           415,309
Hexalen capsules business purchase obligation            1,200,000                --
Other accrued expenses                                   3,184,940         3,942,282
                                                    --------------    --------------
                                                       $12,609,838        $8,725,323
                                                    ==============    ==============

5.  Leases

We lease office space under noncancellable lease agreements that contain renewal options and require us to pay operating costs, including property taxes, insurance and maintenance. In January 2001, we executed a lease agreement for new office space, beginning in May 2001. At December 31, 2002, we have an accrual of $415,309 for lease obligations for the former office space in excess of estimated sublease rental income. Rent expense was $455,364, $2,233,988 and $1,205,027 in 2000, 2001 and 2002, respectively.

Gross future minimum lease payments under noncancellable leases, including both the current and former office spaces, are as follows:

      2003                                                 $1,859,000
      2004                                                  1,879,000
      2005                                                  1,754,000
      2006                                                  1,482,000
      2007                                                  1,504,000
      Thereafter                                              630,000
                                                          -----------
      Less: Expected receipt on sublease                     (745,000)
                                                          -----------
      Net lease obligations                                $8,363,000
                                                          ===========

6.  Licensing Arrangements

Technology Out-License Arrangements

During 1995, MGI entered into a cooperative development and commercialization agreement with Dainippon Pharmaceutical Co., Ltd., whereby MGI granted Dainippon an exclusive license to develop and commercialize acylfulvenes, including irofulven, in Japan. Dainippon granted MGI an irrevocable, exclusive, royalty-free license allowing MGI to use any technology or data developed by Dainippon relating to the acylfulvenes. Dainippon and MGI mutually agreed in the first quarter of 2003 to terminate this agreement in August 2003. Under the agreement, Dainippon paid initial and continuing quarterly milestone payments totaling $11.1 million through April 2000. From April 2000 through January 1, 2002, $4.3 million in deposit payments were received from Dainippon, which we will repay to Dainippon in August 2003. (See Note 18 of the financial statements.)

Under a November 1994 license agreement with Pharmacia Corporation, MGI granted an exclusive, royalty-bearing license to develop and commercialize Salagen Tablets in Canada. Pharmacia granted MGI an irrevocable, non-exclusive, royalty-free license allowing MGI to use any technology or data developed by Pharmacia. Pharmacia paid MGI a $75,000 initial fee and agreed to pay MGI royalties equal to a percentage of Pharmacia's net Salagen Tablet sales revenues, subject to annual minimum requirements. MGI also agreed to supply Pharmacia's requirement of Salagen Tablets until the termination of the license agreement with Pharmacia. In addition, MGI agreed to pay Pharmacia royalties if MGI promotes Salagen Tablets in Canada in the first or second year following termination of the agreement. After the initial commercial period concludes in January 2004, either party may terminate the agreement upon one year prior written notice. The agreement automatically expires in January 2006 unless extended by the parties.

In December 1994, MGI entered into a license agreement with Kissei Pharmaceutical Co., Ltd., a pharmaceutical company in Japan. Under the terms of the agreement, MGI granted an exclusive, royalty-bearing license to develop and commercialize Salagen Tablets in Japan. Kissei granted back to MGI an irrevocable, non-exclusive, royalty-free license allowing MGI to use any technology or data developed by Kissei related to Salagen Tablets. Through December 31, 2002 we have received all $2.5 million of the required license fees and milestone payments. Kissei paid MGI an initial license fee and subsequent milestone payments that aggregated to $2.5 million through December 31, 2002. There are no additional milestone payments due under the agreement. In addition, Kissei agreed to pay MGI royalties equal to a percentage of Kissei's Salagen Tablets net sales revenue. Unless earlier terminated by the parties for cause or by mutual agreement, the term of the agreement is for ten years from the date sales of Salagen Tablets begin in Japan. Thereafter, the agreement automatically renews for additional one-year periods.

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

Technology In-License Arrangements

To build its product pipeline, the Company acquires rights to develop and market pharmaceutical products from others. Under this approach, the Company may be required to pay up-front, development services and milestone fees. In addition, the Company may be required to pay royalties on net sales upon marketing the products. Within a period of time after providing notice, the Company generally may terminate its licenses. All material, noncancellable commitments were recognized as of December 31, 2002.

In August 2000, MGI entered into a License, Research and Development Agreement (the "License Agreement") and a Stock Purchase Agreement (the "Purchase Agreement") with MethylGene Inc. Under the Purchase Agreement, MGI purchased a minority investment in MethylGene for $3.8 million and made an additional purchase of MethylGene shares for $3.0 million in April 2001. Under the License Agreement, MethylGene granted MGI an exclusive, royalty-bearing license to develop and commercialize MG98 in North America for all therapeutic indications. The License Agreement also included a license for similar rights to small molecule inhibitors of DNA methyltransferase. In exchange, MGI agreed to make initial payments to MethylGene aggregating $5.7 million and agreed to purchase up to $6 million of research services from MethylGene. Milestone payments are payable to MethylGene based on achievement of development milestones for MG98 and other DNA methyltransferase inhibitors. MGI also agreed to pay royalties on annual net sales revenue related to MG98 and other DNA methyltransferase inhibitors. The term of the License Agreement extends until the later of the expiration of the last-to-expire patent that MGI has licensed or ten years after the first commercial sale of any licensed product. Either party may terminate the License Agreement in the event of a breach or bankruptcy by the other party. In addition, after the License Agreement has been in effect for two years, MGI may terminate the agreement on a licensed-product-by-licensed-product basis for any reason upon 90 days notice to MethylGene.

In January 2001, MGI entered into an agreement with Barr Laboratories, Inc. for the exclusive marketing and distribution rights for Mylocel(TM) Tablets (hydroxyurea) in the United States. Mylocel Tablets are approved for the treatment of melanoma, resistant chronic myelocytic leukemia, and recurrent, metastatic, or inoperable carcinoma of the ovary. MGI began marketing and distributing Mylocel Tablets in March 2001. Under the terms of the agreement, Barr Laboratories receives royalty payments based upon the product contribution derived from MGI's sale of product. MGI terminated this agreement effective April 2002.

In April 2001, MGI obtained the exclusive U. S. and Canadian oncology license and distribution rights for palonosetron from Helsinn Healthcare SA. Palonosetron is a 5-HT3 antagonist with an extended half-life for the prevention of chemotherapy-induced nausea and vomiting. The U.S. Food and Drug Administration accepted the filing of the New Drug Application for palonosetron on November 26, 2002. The $11 million in upfront payments made by MGI were funded using the $5 million deposit made upon the execution of the letter of intent in October 2000, $3 million in cash paid in April 2001, and $3 million of MGI's common shares delivered in April 2001. A $2 million milestone was paid in October 2001, a $4 million milestone was paid in April 2002, and a $10 million milestone was paid in December 2002. A final milestone payment of $11 million will become payable upon marketing approval of palonosetron in the United States.

7.  Promotion Revenue

In 2001, we concluded our promotion agreement with Pharmacia for the co-promotion of Azulfidine EN-tabs(R) (sulfasalazine delayed release tablets, USP) Enteric-coated. We did not recognize any promotion revenue under this agreement.

In September 2000, we concluded our promotion agreement with Connetics Corporation for the promotion of Ridaura. Under the terms of the agreement, we recognized $750,000 in minimum royalties through September 30, 2000 for making a minimum number of sales calls related to this rheumatology product.

8.    Convertible Debt

In December 2002, MGI issued $21 million of 3.0 percent convertible subordinated notes due December 1, 2007. Interest is payable semi-annually on June 1 and December 1 of each year, commencing on June 1, 2003. The notes are convertible into 2,571,428 shares of MGI common stock, at the option of the holder, in three tranches with conversion prices of $7.00 per share (1,428,570 shares), $8.75 per share (571,428 shares) and $10.50 per share (571,430 shares), for a weighted average conversion price of $8.17 per share. The notes are redeemable at MGI's option after December 3, 2005, provided that the closing price of MGI's stock is at or in excess of 125% of the conversion price for 15 days during any 20-day trading period, and subject to the holder's right to convert the notes prior to such redemption. Under the terms of the agreement, we are precluded from raising capital at less than $9.00 per share, until the earliest to occur of our anticipated disclosure of Phase 3 palonosetron data in June 2003, or December 31, 2003.

In addition, MGI issued warrants (See Note 10 to the financial statements), for purchase during the five-year period of the agreement of up to 400,000 shares of MGI common stock at exercise prices of $8.75 per share (200,000 shares) and $10.50 per share (200,000 shares). The total value of the warrants, along with the debt issuance costs, are being amortized to interest expense over the 5-year term of the convertible debt.

Convertible debt, which is stated at face value less issuance costs and value of warrants, at December 31, 2002 is summarized as follows:

                                      2002
                                -------------
     Convertible notes            $21,000,000
     Warrants                      (1,659,838)
     Issuance costs                   (49,013)
                                -------------
                                  $19,291,149
                                =============

9.    Stockholder Rights Plan

Each outstanding share of our common stock has one preferred share purchase right (Right). Each Right entitles the registered holder to purchase one one-hundredth of a share of Series A Junior Participating Preferred Stock, at a price of $200 per one-hundredth of a preferred share (subject to adjustment). The Rights become exercisable only if certain change in ownership control events occur and we do not redeem the Rights. The Rights expire on July 14, 2008, if not previously redeemed or exercised.

10.   Stockholders' Equity

Stock Offerings
In May 2000, we completed a public offering of 1,000,000 newly issued shares of common stock at $18 per share. Our net proceeds, after fees and expenses, were $16,448,138.

In May 2001, we completed a sale of 4,000,000 newly issued shares of common stock to U.S. Bancorp Piper Jaffray Inc., which were offered at a price of $8 per share. Our net proceeds, after fees and expenses, were $29,168,655.

In October 2001, we completed a private placement of 3,025,000 newly issued shares of common stock to accredited investors at $11 per share. Our net proceeds, after fees and expenses, were $31,116,962.

In November 2001, we completed a sale of 900,000 newly issued shares of common stock to U.S. Bancorp Piper Jaffray Inc., which were offered at a price of $13.25 per share. Our net proceeds, after fees and expenses, were $11,831,843.

Stock Incentive Plans
Under stock incentive plans, designated persons (including officers, employees, directors and consultants) have been or may be granted rights to acquire our common stock. These rights include stock options and other equity rights. At December 31, 2002, shares issued and shares available under stock incentive plans are as follows:

                                                       Shareholder                         Total
                                                        Approved         Other            For All
                                                         Plans           Plans             Plans
                                                     --------------   -------------    --------------
Shares issuable under outstanding options                 4,102,182          27,055         4,129,237
Shares available for future issuance                      1,490,656              --         1,490,656
                                                     --------------   -------------    --------------
Total                                                     5,592,838          27,055         5,619,893
                                                     ==============   =============    ==============

Average exercise price for outstanding options               $11.53          $10.14            $11.52
                                                     ==============   =============    ==============

Stock options become exercisable over varying periods and expire up to ten years from the date of grant. Options may be granted in the form of incentive stock options or nonqualified stock options. The option price for incentive stock options cannot be less than fair market value on the date of the grant. The option price for nonqualified stock options may be set by the board of directors.

Stock option activity in the three years ended December 31, 2002 is summarized as follows:

                                                           Number of         Average Price
                                                            Shares             Per Share
                                                        --------------     -----------------
Outstanding at December 31, 1999                            2,104,134                 $ 7.56
     Granted                                                  713,040                  20.76
     Exercised                                               (503,036)                  8.05
     Canceled                                                 (50,372)                 13.08
                                                        -------------

Outstanding at December 31, 2000                            2,263,766                  11.48
     Granted                                                1,373,919                  13.47
     Exercised                                               (175,885)                  4.91
     Canceled                                                 (77,472)                 17.27
                                                        -------------

Outstanding at December 31, 2001                            3,384,328                  12.49
     Granted                                                  866,721                   7.98
     Exercised                                                (16,475)                  5.68
     Canceled                                                (105,337)                 14.54
                                                        -------------

Outstanding at December 31, 2002                            4,129,237                 $11.52
                                                        =============

The following table summarizes information concerning options outstanding and exercisable at December 31, 2002:

                                                 Options                                      Options
                                               Outstanding                                  Exercisable
                             -------------------------------------------------     -----------------------------
                                                 Weighted         Weighted                            Weighted
                                                  Average         Average                             Average
                                 Number          Remaining        Exercise             Number         Exercise
Range of Exercise Price        Outstanding         Life            Price             Exercisable       Price
--------------------------   ----------------  --------------  ---------------     ---------------- ------------
$3.38-$4.75                          522,982            4.14           $ 4.18              522,982        $ 4.18
$4.81-$7.10                          416,020            5.69           $ 5.74              263,895        $ 5.14
$7.30                                618,000            9.43           $ 7.30                    0        $ 0.00
$7.75-$10.25                         651,222            7.95           $ 9.94              210,692        $ 9.57
$10.33-$14.45                        573,365            5.83           $12.07              400,984        $12.11
$14.50-$16.44                        517,798            7.25           $16.28              229,299        $16.40
$16.45-$16.75                        614,700            8.02           $16.75              159,874        $16.75
$17.13-$51.50                        215,150            7.39           $29.65              105,330        $30.01
                             ---------------                                       ---------------
Total                              4,129,237            7.06           $11.52            1,893,056        $10.57
                             ===============                                       ===============

Employee Stock Purchase Plan

Under our employee stock purchase plan, substantially all employees may purchase shares of common stock at the end of semi-annual purchase periods at a price equal to the lower of 85 percent of the stock's fair market value on the first or last day of that period. Plan funding occurs throughout the purchase period by pre-elected payroll deductions of up to 15 percent of regular pay. No compensation expense results from the plan under APB25. Shares issued under the plan were 25,077, 45,457 and 106,561 at average prices of $12.47, $10.43 and
$5.70 per share in 2000, 2001 and 2002, respectively. At December 31, 2002, 149,883 shares remain reserved for future issuance under the plan.

Retirement Plan Participation in our retirement plan is available to substantially all employees. Participants may elect to contribute a percentage of their eligible compensation consistent with Section 401(k) of the Internal Revenue Code and we make contributions that are a portion of participant contributions and a percentage of their eligible compensation. Plus, we may make discretionary contributions ratably to all eligible employees. Our contributions are made in cash or our common stock and become fully vested when a participant attains five years of service. Participants may direct investment of contributions into any of the plan's investment alternatives, but contributions made in the form of our common stock must be fully vested before redirection can occur. Total retirement plan contribution expense was $500,627, $1,204,388 and $1,506,874 in 2000, 2001 and 2002, respectively, of which $315,993, $836,507 and
$949,381 was made in our common stock in 2000, 2001 and 2002, respectively. We had 106,032 shares reserved for future issuance under the retirement plan at December 31, 2002.

Preferred Stock At December 31, 2002, 10,000,000 shares of preferred stock remained issuable. Issuance is subject to action by our board of directors.

Warrants In conjunction with the issuance of convertible debt (See Note 8 to the financial statements), the Company issued warrants to purchase 400,000 shares of common stock. Warrants to purchase 200,000 shares of common stock are exercisable at $8.75 per share and warrants to purchase an additional 200,000 shares are exercisable at $10.50 per share. The warrants expire on December 1, 2007. At December 31, 2002, warrants to purchase 400,000 shares of common stock were outstanding.

Restricted Stock On June 24, 2002, we issued 35,487 shares of restricted common stock to certain non-executive officer employees. One-half of these shares vest in one year after the date of grant, and the remainder of these shares vest in two years after the date of grant, given continued employment through the vesting dates. We recognize compensation expense for the market value ($6.90 per share) of the shares at the date of grant over the vesting periods.

Other At December 31, 2002, 100,000 shares remain registered for sale from shelf registration statements that were filed for 5 million shares with the Securities and Exchange Commission. These remaining shares pertain to an option that we granted to Ramius Securities to purchase 100,000 shares of our common stock at prices ranging from $16.95 to $24.72 per share. This option, which expires on February 28, 2003, relates to a financing facility with Ramius Securities, LLC, and Ramius Capital Group, LLC. Upon depletion of the shares available from the shelf registration, and absent current plans to utilize the Ramius financing facility, we expensed all deferred financing costs related to this facility in the fourth quarter of 2001. We recognized a non-cash charge of $516,604 in selling, general and administrative expense for the value of the stock option as determined at the initiation of the financing facility.

11.   Income Taxes

The provision for income taxes differs from statutory federal income tax rates in the years ended December 31, 2000, 2001 and 2002 as follows:

                                                           2000               2001              2002
                                                     ---------------  ---------------   ---------------
Statutory federal income tax rate                        ($3,466,113)    ($12,188,863)     ($12,622,327)
Foreign tax                                                   97,680               --                --
Valuation allowance change                                 3,857,787       14,248,690        17,731,938
Research activities credit                                  (255,380)        (791,797)         (477,636)
Orphan drug credit                                          (993,878)      (1,868,469)       (5,436,649)
State income taxes, net of federal benefit                  (247,579)        (870,633)         (649,148)
Nondeductible items                                               --               --           196,725
Net operating loss expiration                              1,052,891        1,193,570           334,127
Other                                                        102,592          277,502           922,970
                                                     ---------------  ---------------   ---------------
                                                          $  148,000      $         0       $         0
                                                     ===============  ===============   ===============

Deferred taxes as of December 31, 2001 and 2002 consist of the following:

                                                          2001                           2002
                                                -------------------------     -------------------------
Deferred tax assets:
Receivable allowances                             $                44,024     $                  40,213
Inventory allowances                                              116,472                         6,163
Product return allowance                                          361,286                       408,448
Miscellaneous accrued expenses                                    480,068                       399,486
Deferred revenue                                                3,983,478                     3,616,786
Amortization of intangibles                                       288,107                       543,710
Net operating loss carryforward                                43,014,788                    55,203,486
Research credit carryforward                                    3,392,378                     3,870,014
Orphan drug credit                                              3,983,734                     9,420,383
Alternative minimum tax credit carryforward                       100,270                       100,270
                                                -------------------------     -------------------------
                                                               55,764,605                    73,608,959
Less valuation allowance                                      (55,589,132)                  (73,337,567)
                                                -------------------------     -------------------------
                                                  $               175,473     $                 271,392
                                                =========================     =========================
Deferred tax liabilities:
Tax depreciation greater than book                $               175,473     $                 271,392
                                                =========================     =========================

We maintain a valuation allowance to fully reserve against our deferred tax assets due to uncertainty over the ability to realize these assets. As of December 31, 2001 and December 31, 2002, the valuation allowances were $55,589,132 and $73,337,567, respectively. Of these amounts, $4,835,626 for the year ended December 31, 2001, and $4,852,125 for the year ended December 31, 2002, were attributable to increases in the net operating loss carryover resulting from the exercise of stock options. These amounts will be recorded as an increase to additional paid-in capital if it is determined in the future that this portion of the valuation allowance is no longer required.

At December 31, 2002, the expiration dates and amounts of our carryforward losses and credits for federal income tax purposes are as follows:

                                                        Amounts Expiring
                                    ------------------------------------------------------
                                     Net Operating         Research         Orphan Drug
               Years                     Losses            Credits            Credits
               -----                ----------------   ----------------   ----------------
      2003-2005                         $ 11,061,253         $  340,936         $       --
      2006-2010                           42,741,231          1,350,418                 --
      2011-2015                            9,041,345            354,232            735,030
      2016-2022                           87,165,645          1,824,428          8,685,353
                                    ----------------   ----------------   ----------------
                                        $150,009,474         $3,870,014         $9,420,383
                                    ================   ================   =======-========

We also had a credit for alternative minimum tax of $100,270 which has no expiration date.

The utilization of the Company's net operating losses and credits is potentially subject to annual limitations under the ownership change rules of Internal Revenue Code Section 382 and 383. Subsequent equity changes could further limit the utilization of these net operating losses and credits.

12.   Income (Loss) Per Common Share

Income (loss) per share for the years ended December 31, 2000, 2001 and 2002 is based on weighted average shares outstanding as summarized in the following table:

Year Ended December 31,                                    2000              2001                2002
-----------------------                              ----------------  ----------------   -----------------
Weighted-average shares -- basic                           15,990,459        19,985,192          25,110,023
Effect of dilutive stock options                                   --                --                  --
Effect of convertible debt                                         --                --                  --
                                                     ------------------------------------------------------
Weighted-average shares -- assuming dilution               15,990,459        19,985,192          25,110,023
                                                     ================  ================   =================

Potentially dilutive securities are excluded from the calculation because their inclusion in a calculation of net loss per share would have been anti-dilutive include options of 2,263,766, 3,384,328, and 4,129,237 for 2000, 2001 and 2002,
respectively, and convertible debt and warrants of 2,971,428 in 2002. (See Note 8 to the financial statements).

13.   Related Party Transactions

One of our directors, who became a director in May 1998, is the managing partner of Boston Healthcare Associates, a biotechnology consulting firm. We made payments to Boston Healthcare of $172,000, $101,000 and $0 in 2000, 2001 and 2002, respectively. Transactions with Boston Healthcare were in the ordinary course of business at prices comparable to transactions with other companies.

14.   Segment and Geographical Information

We operate in a single operating segment of specialty pharmaceuticals. Essentially all of our assets are located in the United States. Revenues attributable to the U.S. and foreign customers in the years ended December 31, 2000, 2001 and 2002 are as follows:

                                     2000             2001            2002
                                 -------------   -------------   -------------

United States                      $23,259,190     $30,573,044     $25,690,947
Europe                                 200,832         681,446         797,804
Japan                                1,154,315         701,033         680,029
Other foreign                          598,236         998,297       1,034,709
                                 -------------   -------------   -------------
                                   $25,212,573     $32,953,820     $28,203,489
                                 =============   =============   =============

Other foreign areas include Australia, Canada, Colombia, Egypt, Hong Kong (Peoples' Republic of China), Israel, Korea, Singapore and Taiwan.

15.   Product Acquisition

On November 21, 2000, MGI acquired certain assets and assumed certain liabilities related to the business associated with the product Hexalen capsules from MedImmune Oncology, Inc. The $7,091,870 excess of the $7.2 million purchase price over the $108,130 fair value of the net assets acquired was allocated to intangible assets. Under the terms of the agreement, royalties are due to MedImmune on quarterly net sales of Hexalen capsules for a period of ten years. Royalties of $392,914 and $342,589 were included in Hexalen cost of sales in 2001 and 2002, respectively.

16.   Research and Development Expense

Research and development expense for the years ended December 31, 2000, 2001 and 2002 consists of the following:

                                     2000            2001           2002
                                 -------------   -------------   -------------
License payments                   $ 5,975,000     $13,066,250     $14,050,000
Other research and development      11,266,217      23,035,123      18,163,635
                                 -------------   -------------   -------------
                                   $17,241,217     $36,101,373     $32,213,635
                                 =============   =============   =============

17.   Reduction in Workforce

To reduce costs, we reduced our workforce by approximately 10 percent, or 19 positions, in the second quarter of 2002. We recognized total expense of $1,291,044 for this reduction, consisting of $1,076,300 for severance payments, and $214,744 for extending the terms of selected stock option awards. The total expense was allocated as follows: $775,278 to research and development expense and $515,766 to selling, general and administrative expense based on the positions held by the terminated employees. The remaining accrual balance of $445,269 at December 31, 2002 related to severance obligations will be completely paid by the end of the second quarter of 2003.

18.   Subsequent Event

In the first quarter of 2003, Dainippon Pharmaceutical Co. Ltd. and MGI agreed to terminate their license to develop and commercialize the acylfulvenes in Japan effective August 2003. MGI will repay $4,300,000 of deposit payments in cash in August 2003. As a result of the early termination of the agreement, MGI will recognize the remaining unamortized deferred revenue of $7,141,972 into licensing revenue during 2003, including $6,867,280 in the third quarter of 2003.

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Shareholders
MGI PHARMA, INC.:

     We have audited the accompanying balance sheets of MGI PHARMA, Inc. as of December 31, 2002 and 2001, and the related statements of operations, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of MGI PHARMA, Inc. as of December 31, 2002 and 2001, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America.

                                         /s/ KPMG LLP

Minneapolis, Minnesota
February 11, 2003

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant

The information contained under the headings "Election of Directors" and "Executive Officers of the Company" of our Proxy Statement for our 2003 Annual Meeting of Shareholders, to be held on May 13, 2003 (the "Proxy Statement"), is incorporated herein by reference.

Item 11. Executive Compensation

The information contained under the heading "Executive Compensation" of the Proxy Statement is incorporated herein by reference, other than the subsection thereunder entitled "Report of Compensation Committee."

Item 12. Security Ownership of Certain Beneficial Owners and Management

The information contained under the headings "Equity Compensation Plans" and "Security Ownership of Certain Beneficial Owners and Management" of the Proxy Statement is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

None.

Item 14. Controls and Procedures

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

(b) Changes in Internal Controls

There were no significant changes made in our internal controls during the period covered by this report, or, to our knowledge, in other factors that could significantly affect these controls subsequent to the date of our evaluation.

PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

                                                                   Page in this
(a)  1.   Financial Statements                                    Annual Report
          --------------------                                    -------------

          Balance Sheets at
          December 31, 2001 and 2002                                   39

          Statements of Operations
          for the Years Ended December 31,
          2000, 2001 and 2002                                          41

          Statements of Cash Flows
          for the Years Ended December 31,
          2000, 2001 and 2002                                          42

          Statements of Stockholders'
          Equity for the Years Ended December 31,
          2000, 2001 and 2002                                          43

          Notes to Financial Statements                                44

          Independent Auditors' Report                                 61


     2.   Financial Statement Schedules
          -----------------------------

          Independent Auditors' Report on
          Financial Statement Schedule                                 71

          Schedule II - Valuation and Qualifying Accounts              72


     All other schedules have been omitted because they are not applicable or not required, or because the required information is included in the financial statements or the notes thereto.

     3.   Exhibits

Exhibit No.

3.1 Second Amended and Restated Articles of Incorporation (Incorporated by reference to Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002).

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

4.4 Form of Convertible Subordinated Promissory Notes issued to Deerfield Partners, L.P. and Deerfield International Limited on December 2, 2002 (Incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed on December 4, 2002).

4.5 Form of Common Stock Purchase Warrants issued to Deerfield Partners, L.P. and Deerfield International Limited on December 2, 2002 (Incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K filed on December 4, 2002).

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

*10.7 1997 Stock Incentive Plan, as amended through May 14, 2002 (Incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002).

*10.8 Termination Agreement, dated as of January 2, 1999 with Charles N. Blitzer (Incorporated by reference to Exhibit 10.11 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998).

10.9 Trademark License Agreement, dated as of December 31, 1989, between the Company and Norwich Eaton Pharmaceutical, Inc. (Incorporated by reference to Exhibit 10.16 to the Company's Annual Report on Form 10-K for the year ended December 31, 1994).

**10.10 Supply and License Agreement, dated March 19, 1992, among E Merck Fine Chemicals Division, EM Industries and the Company (Incorporated by reference to Exhibit 10.23 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997).

10.11 Development, Marketing and Cooperation Agreement, dated October 23, 1995, between the Company and Dainippon Pharmaceutical Co., Ltd. (Incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995).

10.12 Manufacturing Agreement, dated December 12, 1995, between the Company and Global Pharm, Inc. (now known as Patheon Inc.). (Incorporated by reference to Exhibit 10.25 to the Company's Annual Report on Form 10-K for the year ended December 31, 1995).

**10.13 Exclusive License Agreement, dated August 31, 1993, between the Company and The Regents of the University of California (Incorporated by reference to Exhibit 10.25 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998).

*10.14 Termination Agreement, dated as of September 14, 1999, with William C. Brown (Incorporated by reference to Exhibit 10.18 to the Company's Annual Report on Form 10-K for the year ended December 31, 1999, as amended by Form 10-K/A-1 filed on March 31, 2000 and Form 10-K/A-2 filed on February 14, 2001).

*10.15 Termination Agreement, dated as of September 27, 1999, with Leon O. Moulder, Jr. (Incorporated by reference to Exhibit 10.19 to the Company's Annual Report on Form 10-K for the year ended December 31, 1999, as amended by Form 10-K/A-1 filed on March 31, 2000 and Form 10-K/A-2 filed on February 14, 2001).

10.16 Lease Agreement, dated April 19, 1999, with West Bloomington Center LLC (Incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999).

**10.17 Co-Exclusive Marketing Agreement, dated June 29, 1999, between the Company and Pharmacia & Upjohn Company (now known as Pharmacia Corporation) (Incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30,
          1999).

**10.18 License Agreement, dated December 14, 1999, between the Company and Kissei Pharmaceutical Co., Ltd. (Incorporated by reference to Exhibit
          10.26 to the Company's Annual Report on Form 10-K for the year ended December 31, 1999, as amended by Form 10-K/A-1 filed on March 31, 2000 and Form 10-K/A-2 filed on February 14, 2001).

10.19 License Agreement, dated as of April 11, 2000, by and between the Company and CIBA Vision AG (Incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000).

**10.20 License, Research and Development Agreement, dated as of August 5, 2000, by and between the Company and MethylGene, Inc. (Incorporated by reference to Exhibit 10.1 to the

            Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000).

10.21 Stock Purchase Agreement, dated as of August 5, 2000, by and between the Company and MethylGene, Inc. (Incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000).

**10.22 Asset Purchase Agreement, dated as of October 26, 2000, by and between MedImmune Oncology, Inc. and the Company (Incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000).

10.23 Lease Agreement, dated January 3, 2001, by and between Liberty Property Limited Partnership and the Company (Incorporated by reference to Exhibit 10.31 to the Company's Annual Report on Form 10-K for the year ended December 31, 2000).

10.24 Common Stock Underwriting Agreement, dated as of February 28, 2001, between Ramius Securities, LLC and the Company (Incorporated by reference to Exhibit 1.1 to the Company's Current Report on Form 8-K filed on March 1, 2001).

10.25 Stand-By Purchase Agreement, dated as of February 28, 2001, between Ramius Capital Group, LLC and the Company (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on March 1, 2001).

**10.26 License Agreement, dated as of April 6, 2001, between Helsinn Healthcare SA and the Company (Incorporated by reference to Exhibit
            99.1 to the Company's Current Report on Form 8-K filed on April 25,
            2001).

**10.27 Supply and Purchase Agreement, dated as of April 6, 2001, between Helsinn Birex Pharmaceuticals Ltd. and the Company (Incorporated by reference to Exhibit 99.2 to the Company's Current Report on Form 8-K filed on April 25, 2001).

*10.28 Termination Agreement, dated as of January 16, 2001 with John McDonald. (Incorporated by reference to Exhibit 10.29 to the Company's Annual Report on Form 10-K for the year ended December 31,
            2001).

*10.29 Amended and Restated Employee Stock Purchase Plan (Incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002).

10.30 Convertible Note and Warrant Purchase Agreement dated November 27, 2002, among the Company, Deerfield Partners, L.P. and Deerfield International Limited (Incorporated by reference to Exhibit 99.1 to the Company's Current Report on Form 8-K filed on December 4, 2002).

23          Consent of KPMG LLP.

99.1 Cautionary Statements under the Private Securities Litigation Reform Act of 1995.

99.2 Certification of Charles N. Blitzer Pursuant to 18 U.S.C. (S) 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.3 Certification of William C. Brown Pursuant to 18 U.S.C. (S) 1350, as adopted pursuant to
                                       66

            Section 906 of the Sarbanes-Oxley Act of 2002.

* Items that are management contracts or compensatory plans or arrangements required to be filed as an exhibit pursuant to Item 15(c) of this Form 10-K.

** Pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended, confidential portions of Exhibits 10.10, 10.13, 10.17, 10.18, 10.20, 10.22, 10.26 and 10.27 have been deleted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment.

(b)   Reports on Form 8-K

We filed a report on Form 8-K on December 4, 2002 reporting the sale of convertible subordinated notes and warrants to purchase shares of Company common stock pursuant to a convertible note and warrant purchase agreement, dated as of November 27, 2002 with Deerfield Partners, L.P. and Deerfield International Limited.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  March 18, 2003             MGI PHARMA, INC.

                                      By /s/ Charles N. Blitzer
                                         ---------------------------------------
                                      Charles N. Blitzer, Chairman of the Board,
                                      Chief Executive Officer and Director

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

          Signature                                     Title                               Date
          ---------                                     -----                               ----
/s/ Charles N. Blitzer                     Chairman of the Board, Chief
---------------------------------
Charles N. Blitzer                         Executive Officer (principal                 March 18, 2003
                                           executive officer) and Director


/s/ William C. Brown                       Executive Vice President, Chief
---------------------------------
William C. Brown                           Financial Officer and Secretary
                                           (principal financial and accounting          March 18, 2003
                                           officer)


/s/ Andrew J. Ferrara                      Director
---------------------------------
Andrew J. Ferrara                                                                       March 18, 2003


/s/ Edward W. Mehrer                       Director                                     March 18, 2003
---------------------------------
Edward W. Mehrer

/s/ Hugh E. Miller                         Director
---------------------------------
Hugh E. Miller                                                                          March 18, 2003


/s/ David B. Sharrock                      Director
---------------------------------
David B. Sharrock                                                                       March 18, 2003


/s/  Lee J. Schroeder                      Director
---------------------------------
Lee J. Schroeder                                                                        March 18, 2003


/s/ Arthur L. Weaver                       Director                                     March 18, 2003
---------------------------------
Arthur L. Weaver, M.D.

                                 CERTIFICATIONS

         I, Charles N. Blitzer, certify that:

         1. I have reviewed this annual report on Form 10-K of MGI PHARMA, INC.;

         2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

         3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons fulfilling the equivalent function):

         (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


                                       /s/ Charles N. Blitzer
                                       -----------------------------------------
                                       Charles N. Blitzer
                                       Chairman of the Board and Chief Executive
                                       Officer

Dated: March 18, 2003

                                 CERTIFICATIONS

         I, William C. Brown, certify that:

         1. I have reviewed this annual report on Form 10-K of MGI PHARMA, INC.;

         2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

         3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         (c) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         (d) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         (e) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons fulfilling the equivalent function):

         (f) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         (g) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                       /s/ William C. Brown
                                       -----------------------------------------
                                       William C. Brown
                                       Executive Vice President, Chief Financial
                                       Officer and Secretary

Dated: March 18, 2003

                          INDEPENDENT AUDITORS' REPORT
                         ON FINANCIAL STATEMENT SCHEDULE

The Board of Directors and Shareholders
MGI PHARMA, INC.:


Under date of February 11, 2003, we reported on the balance sheets of MGI PHARMA, Inc. as of December 31, 2002 and 2001, and the related statements of operations, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2002, as included in MGI PHARMA, Inc.'s Annual Report on Form 10-K for the fiscal year ended December 31, 2002. In connection with our audits of the aforementioned financial statements, we also audited the related financial statement schedule as listed in the accompanying index (see item 15(a)(2)). This financial statement schedule is the responsibility of MGI PHARMA, Inc.'s management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                  /s/ KPMG LLP

Minneapolis, Minnesota
February 11, 2003

                                   Schedule II

                                MGI PHARMA, INC.
                        VALUATION AND QUALIFYING ACCOUNTS

                                        Balance at      Charged to       Charged to
                                        Beginning       Costs and          Other         Deductions         End of
           Description                  of Period        Expenses         Accounts          (1)             Period
                                       -------------   -------------    -------------   -------------    -------------
Year ended December 31, 2000
  Deducted from asset accounts:
    Accounts receivable
      allowance ...................    $     128,771   $     470,283    $          --    $    440,475     $   158,579

Year ended December 31, 2001
  Deducted from asset accounts:
    Accounts receivable
      allowance ...................    $     158,579   $     670,963    $          --    $    712,145     $   117,397

Year ended December 31, 2002
  Deducted from asset accounts:
    Accounts receivable
      allowance ...................    $     117,397   $     585,638    $          --    $    593,759     $   109,276

(1) Discounts by customers, or write-off of uncollectible accounts, net of recoveries.

                                  EXHIBIT INDEX
                                MGI PHARMA, INC.

                           Annual Report on Form 10-K
                                       For
                          Year Ended December 31, 2002

Exhibit No.
----------
3.1        Second Amended and Restated Articles of Incorporation (Incorporated
           by reference to Exhibit 3.1 to the Company's Quarterly Report on Form
           10-Q for the quarter ended June 30, 2002).

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

4.4        Form of Convertible Subordinated Promissory Notes issued to Deerfield
           Partners, L.P. and Deerfield International Limited on December 2,
           2002 (Incorporated by reference to Exhibit 4.1 to the Company's
           Current Report on Form 8-K filed on December 4, 2002).

4.5        Form of Common Stock Purchase Warrants issued to Deerfield Partners,
           L.P. and Deerfield International Limited on December 2, 2002
           (Incorporated by reference to Exhibit 4.2 to the Company's Current
           Report on Form 8-K filed on December 4, 2002).

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

*10.6 1999 Nonemployee Director Stock Option Plan (Incorporated by reference to Exhibit 10.7 to the Company's Annual Report on Form 10-K for the year ended December 31, 1999, as amended by Form 10-K/A-1 filed on March 31, 2000 and Form 10-K/A-2 filed on February 14,
           2001).

*10.7      1997 Stock Incentive Plan, as amended through May 14, 2002
           (Incorporated by reference to Exhibit 10.2 to the Company's Quarterly
           Report on Form 10-Q for the quarter ended June 30, 2002).

*10.8      Termination Agreement, dated as of January 2, 1999 with Charles N.
           Blitzer (Incorporated by reference to Exhibit 10.11 to the Company's
           Annual Report on Form 10-K for the year ended December 31, 1998).

10.9 Trademark License Agreement, dated as of December 31, 1989, between the Company and Norwich Eaton Pharmaceutical, Inc. (Incorporated by reference to Exhibit 10.16 to the Company's Annual Report on Form
           10-K for the year ended December 31, 1994).

**10.10    Supply and License Agreement, dated March 19, 1992, among E Merck
           Fine Chemicals Division, EM Industries and the Company (Incorporated by reference to Exhibit 10.23 to the Company's Annual Report on Form
           10-K for the year ended December 31, 1997).

10.11      Development, Marketing and Cooperation Agreement, dated October 23,
           1995, between the Company and Dainippon Pharmaceutical Co., Ltd.
           (Incorporated by reference to Exhibit 10.1 to the Company's Quarterly
           Report on Form 10-Q for the quarter ended September 30, 1995).

10.12 Manufacturing Agreement, dated December 12, 1995, between the Company and Global Pharm, Inc. (now known as Patheon Inc.). (Incorporated by reference to Exhibit 10.25 to the Company's Annual Report on Form
           10-K for the year ended December 31, 1995).

**10.13    Exclusive License Agreement, dated August 31, 1993, between the
           Company and The Regents of the University of California (Incorporated by reference to Exhibit 10.25 to the Company's Annual Report on Form
           10-K for the year ended December 31, 1998).

*10.14     Termination Agreement, dated as of September 14, 1999, with William
           C. Brown (Incorporated by reference to Exhibit 10.18 to the Company's
           Annual Report on Form 10-K for the year ended December 31, 1999, as amended by Form 10-K/A-1 filed on March 31, 2000 and Form 10-K/A-2 filed on February 14, 2001).

*10.15     Termination Agreement, dated as of September 27, 1999, with Leon O.
           Moulder, Jr. (Incorporated by reference to Exhibit 10.19 to the Company's Annual Report on Form 10-K for the year ended December 31,
           1999, as amended by Form 10-K/A-1 filed on March 31, 2000 and Form
           10-K/A-2 filed on February 14, 2001).

10.16      Lease Agreement, dated April 19, 1999, with West Bloomington Center
           LLC (Incorporated by reference to Exhibit 10.2 to the Company's
           Quarterly Report on Form 10-Q for the quarter ended June 30, 1999).

**10.17    Co-Exclusive Marketing Agreement, dated June 29, 1999, between the
           Company and Pharmacia & Upjohn Company (now known as Pharmacia
           Corporation) (Incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended June
           30, 1999).

**10.18    License Agreement, dated December 14, 1999, between the Company and
           Kissei Pharmaceutical Co., Ltd. (Incorporated by reference to Exhibit
           10.26 to the Company's Annual Report on Form 10-K for the year ended
           December 31, 1999, as amended by Form 10-K/A-1 filed on March 31,
           2000 and Form 10-K/A-2 filed on February 14, 2001).

10.19 License Agreement, dated as of April 11, 2000, by and between the Company and CIBA Vision AG (Incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended
           March 31, 2000).

**10.20    License, Research and Development Agreement, dated as of August 5,
           2000, by and between the Company and MethylGene, Inc. (Incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000).

10.21 Stock Purchase Agreement, dated as of August 5, 2000, by and between the Company and MethylGene, Inc. (Incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000).

**10.22 Asset Purchase Agreement, dated as of October 26, 2000, by and between MedImmune Oncology, Inc. and the Company (Incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form
           10-Q for the quarter ended September 30, 2000).

10.23      Lease Agreement, dated January 3, 2001, by and between Liberty
           Property Limited Partnership and the Company (Incorporated by reference to Exhibit 10.31 to the Company's Annual Report on Form
           10-K for the year ended December 31, 2000).

10.24 Common Stock Underwriting Agreement, dated as of February 28, 2001, between Ramius Securities, LLC and the Company (Incorporated by reference to Exhibit 1.1 to the Company's Current Report on Form 8-K filed on March 1, 2001).

10.25      Stand-By Purchase Agreement, dated as of February 28, 2001, between
           Ramius Capital Group, LLC and the Company (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on
           March 1, 2001).

**10.26    License Agreement, dated as of April 6, 2001, between Helsinn
           Healthcare SA and the Company (Incorporated by reference to Exhibit
           99.1 to the Company's Current Report on Form 8-K filed on April 25,
           2001).

**10.27    Supply and Purchase Agreement, dated as of April 6, 2001, between
           Helsinn Birex Pharmaceuticals Ltd. and the Company (Incorporated by reference to Exhibit 99.2 to the Company's Current Report on Form 8-K filed on April 25, 2001).

*10.28     Termination Agreement, dated as of January 16, 2001 with John
           McDonald. (Incorporated by reference to Exhibit 10.29 to the Company's Annual Report on Form 10-K for the year ended December 31,
           2001).

*10.29 Amended and Restated Employee Stock Purchase Plan (Incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form
           10-Q for the quarter ended June 30, 2002).

10.30      Convertible Note and Warrant Purchase Agreement dated November 27,
           2002, among the Company, Deerfield Partners, L.P. and Deerfield
           International Limited (Incorporated by reference to Exhibit 99.1 to the Company's Current Report on Form 8-K filed on December 4, 2002).

23         Consent of KPMG LLP.

99.1       Cautionary Statements under the Private Securities Litigation Reform
           Act of 1995.

99.2 Certification of Charles N. Blitzer Pursuant to 18 U.S.C. (S) 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.3 Certification of William C. Brown Pursuant to 18 U.S.C. (S) 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Items that are management contracts or compensatory plans or arrangements required to be filed as an exhibit pursuant to Item
           15(c) of this Form 10-K.

** Pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended, confidential portions of Exhibits 10.10, 10.13, 10.17, 10.18, 10.20, 10.22, 10.26 and 10.27 have been deleted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment.