Form 10-Q
period 2003-03-31
MGI PHARMA INC
filed 2003-05-08
CIK 702131

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

(Mark One)
   [X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

                                       OR

   [ ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________ to ____________________

Commission File Number: 0-10736

                                MGI PHARMA, INC.
                                ----------------
             (Exact name of registrant as specified in its charter)

               Minnesota                                41-1364647
---------------------------------------   --------------------------------------
    (State or other jurisdiction of                  (I.R.S. employer
    incorporation or organization)                identification number)

      5775 West Old Shakopee Road
               Suite 100
     Bloomington, Minnesota 55437                     (952) 346-4700
---------------------------------------   --------------------------------------
    (Address of principal executive              (Registrant's telephone
         offices and zip code)                 number, including area code)

Indicate by check mark, whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
Yes X  No __

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Yes X  No __

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     Common Stock, $.01 par value                   25,386,225 shares
---------------------------------------   --------------------------------------
                (Class)                        (Outstanding at May 5, 2003)

                                MGI PHARMA, INC.

                                 FORM 10-Q INDEX

                                                                           Page
                                                                          Number
                                                                          ------
PART I.     FINANCIAL INFORMATION

  Item 1. Financial Statements (Unaudited)

                 Balance Sheets - December 31, 2002
                 and March 31, 2003                                          3

                 Statements of Operations - Three Months
                 Ended March 31, 2002 and 2003                               5

                 Statements of Cash Flows - Three Months
                 Ended March 31, 2002 and 2003                               6

                 Notes to Financial Statements                               7

  Item 2. Management's Discussion and Analysis of
               Financial Condition and Results of Operations                13

  Item 3. Quantitative and Qualitative Disclosures About
               Market Risk                                                  17

  Item 4. Controls and Procedures                                           17

PART II.    OTHER INFORMATION

  Item 5. Other Information                                                 18

  Item 6. Exhibits and Reports on Form 8-K                                  18

SIGNATURES                                                                  19

CERTIFICATIONS                                                              20

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                MGI PHARMA, INC.

                                 BALANCE SHEETS

                                   (unaudited)

                                                        December 31,      March 31,
                                                           2002             2003
                                                       --------------   --------------
ASSETS

Current assets:
  Cash and cash equivalents                            $   52,933,393   $   47,884,608
  Short-term marketable investments                         7,539,508        4,449,829
  Receivables, less allowances of
   $109,276 and $109,922                                    3,042,698        3,147,350
  Inventories                                               1,779,413        1,482,350
  Prepaid expenses                                            448,559        1,370,341
                                                       --------------   --------------

    Total current assets                                   65,743,571       58,334,478

Equipment, furniture and leasehold improvements,
 at cost less accumulated depreciation of
 $2,121,915 and $2,339,625                                  3,110,938        3,016,559

Long-term equity investments                                6,800,000        6,800,000

Intangible assets, at cost
 less accumulated amortization of
 $2,462,455 and $2,757,949                                  4,629,415        4,333,921

Other assets                                                  490,329          490,329
                                                       --------------   --------------

Total assets                                           $   80,774,253   $   72,975,287
                                                       ==============   ==============

(Continued)

BALANCE SHEETS
(Unaudited)
Page 2

                                                        December 31,      March 31,
                                                           2002             2003
                                                       --------------   --------------
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                     $    1,904,297   $    1,127,453
  Accrued expenses                                          8,725,323        7,463,983
  Deposit payable                                           4,300,000        4,300,000
  Deferred revenue                                            794,383          794,383
  Other current liabilities                                    20,138          210,335
                                                       --------------   --------------

    Total current liabilities                              15,744,141       13,896,154
                                                       --------------   --------------

Noncurrent liabilities:
  Convertible debt, face value of $21,000,000
   net of unamortized warrant and issuance costs
   of $1,708,851 and $1,621,960                            19,291,149       19,378,040
  Deferred revenue                                          9,033,839        8,835,243
  Other noncurrent liabilities                                101,589          111,305
                                                       --------------   --------------

    Total noncurrent liabilities                           28,426,577       28,324,588
                                                       --------------   --------------

    Total liabilities                                      44,170,718       42,220,742
                                                       --------------   --------------

Stockholders' equity:
 Preferred stock, 10,000,000
  authorized and unissued shares
 Common stock, $.01 par value,
  70,000,000 authorized shares,
  25,236,906 and 25,345,264
  issued and outstanding shares                               252,369          253,453
 Additional paid-in capital                               195,919,707      196,657,955
 Unearned compensation - restricted shares                   (128,756)         (89,139)
 Accumulated deficit                                     (159,439,785)    (166,067,724)
                                                       --------------   --------------

    Total stockholders' equity                             36,603,535       30,754,545
                                                       --------------   --------------

Total liabilities and
 stockholders' equity                                  $   80,774,253   $   72,975,287
                                                       ==============   ==============

See accompanying notes to financial statements.

                                MGI PHARMA, INC.

                            STATEMENTS OF OPERATIONS

                                   (Unaudited)

                                              Three Months Ended
                                                   March 31,
                                        -------------------------------
                                             2002             2003
                                        --------------   --------------

Revenues:
  Sales                                 $    5,302,773   $    6,142,787
  Licensing                                    499,099          615,961
                                        --------------   --------------
                                             5,801,872        6,758,748
                                        --------------   --------------

Costs and Expenses:
  Cost of sales                                685,829          770,881
  Selling, general and administrative        7,170,326        8,817,980
  Research and development                   4,262,662        3,459,569
  Amortization                                 295,495          295,494
                                        --------------   --------------
                                            12,414,312       13,343,924
                                        --------------   --------------

Loss from operations                        (6,612,440)      (6,585,176)

Interest income                                319,870          206,628
Interest expense                                     -         (249,391)
                                        --------------   --------------


Net loss                                $   (6,292,570)  $   (6,627,939)
                                        ==============   ==============


Net loss per common share:
       Basic                            $        (0.25)  $        (0.26)

       Assuming dilution                $        (0.25)  $        (0.26)

Weighted average number of
 common shares outstanding:
       Basic                                25,033,952       25,320,138

       Assuming dilution                    25,033,952       25,320,138

See accompanying notes to financial statements.

                                MGI PHARMA, INC.

                            STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                                                 Three Months Ended March 31,
                                                                -------------------------------
                                                                     2002            2003
                                                                --------------   --------------
OPERATING ACTIVITIES:
Net loss                                                        $   (6,292,570)  $   (6,627,939)
Adjustments for non-cash items:
  Depreciation and intangible amortization                             508,822          513,204
  Benefit plan contribution                                            135,608          143,313
  Noncash consulting payments                                            2,500            5,000
  Deferred rent                                                         14,592            9,716
  Amortization of restricted stock expense                                  --           39,617
  Amortization of non-cash financing charges                                --           91,891
  Other                                                                    791               --
Change in operating assets and liabilities:
  Receivables                                                       (1,080,629)        (104,652)
  Inventories                                                          301,698          297,063
  Prepaid expenses                                                    (476,200)        (921,782)
  Accounts payable and accrued expenses                               (899,512)      (1,553,951)
  Deferred revenue                                                    (198,596)        (198,596)
  Other current liabilities                                            158,209          190,197
                                                                --------------   --------------

Net cash used in operating activities                               (7,825,287)      (8,116,919)
                                                                --------------   --------------

INVESTING ACTIVITIES:
  Purchase of investments                                           (4,923,608)              --
  Maturity of investments                                            5,958,010        3,089,679
  Acquisition of Hexalen(R) capsules                                (1,200,000)              --
  Purchase of equipment, furniture and leasehold improvements         (241,722)        (123,331)
  Other                                                                (19,000)              --
                                                                --------------   --------------

Net cash provided by (used in) investing activities                   (426,320)       2,966,348
                                                                --------------   --------------

FINANCING ACTIVITIES:
  Receipt of deposit payable                                           550,000               --
  Issuance of shares under stock plans                                  45,894          101,786
                                                                --------------   --------------
Net cash provided by financing activities                              595,894          101,786
                                                                --------------   --------------

Decrease in cash and cash equivalents                               (7,655,713)      (5,048,785)

Cash and cash equivalents at
 beginning of period                                                40,699,408       52,933,393
                                                                --------------   --------------

Cash and cash equivalents at
  end of period                                                 $   33,043,695   $   47,884,608
                                                                ==============   ==============

Supplemental disclosure of cash information:
  Cash paid for income taxes                                    $        3,745   $        1,250
  Cash paid for interest                                        $            0   $            0

See accompanying notes to financial statements.

                                MGI PHARMA, INC.

                          NOTES TO FINANCIAL STATEMENTS

                                   (Unaudited)

(1)     Basis of Presentation

MGI PHARMA is an oncology-focused biopharmaceutical company that acquires, develops and commercializes proprietary products that meet cancer patient needs. We focus our direct sales efforts solely within the United States and create alliances with other pharmaceutical or biotechnology companies for the commercialization of our products in other countries.

We promote products directly to physician specialists in the United States using our own sales force. These products include Salagen(R) Tablets (pilocarpine hydrochloride), Hexalen(R) (altretamine) capsules and Didronel(R) (etidronate disodium) I.V. Infusion. Salagen Tablets are approved in the United States for two indications: the symptoms of dry mouth associated with radiation treatment in head and neck cancer patients and the symptoms of dry mouth associated with Sjogren's syndrome, an autoimmune disease that damages the salivary glands. Sales of Salagen Tablets in the United States accounted for 85 percent of our product sales during the first quarter of 2003. Hexalen capsules is an orally administered chemotherapeutic agent approved in the United States for treatment of refractory ovarian cancer patients. Didronel I.V. Infusion is approved for the treatment of hypercalcemia (elevated blood calcium) in late-stage cancer patients. We rely on third parties to manufacture our commercialized and development stage products.

In April 2001, we obtained the exclusive U.S. and Canadian oncology license and distribution rights to palonosetron, a cancer supportive care product candidate for the prevention of chemotherapy-induced nausea and vomiting. The U.S. Food and Drug Administration accepted the filing of the New Drug Application (NDA) on November 26, 2002, and is currently reviewing the NDA to determine whether palonosetron will be approved for marketing in the U.S. Our current product development efforts also include preclinical and clinical trials for irofulven, our novel anti-cancer agent with demonstrated activity in a variety of cancers and a unique mechanism of action. We are also developing MG98 and inhibitors of DNA methyltransferase for North American markets. DNA methyltransferase is an enzyme that has been associated with uncontrolled tumor growth. We also provide ongoing clinical support of palonosetron and Salagen Tablets.

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Accordingly, they do not include all of the footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal, recurring adjustments) considered necessary for fair presentation have been included. Interim results may not be indicative of annual results. For further information, refer to the financial statements and footnotes included in the Company's report on Form 10-K for the year ended December 31, 2002.

(2)     Loss Per Common Share

Loss per share for the three-month periods ended March 31, 2002 and 2003 is based on weighted average shares outstanding as summarized in the following table:

                                                    2002             2003
                                              ---------------   --------------
Weighted-average shares - basic                    25,033,952       25,320,138
Effect of dilutive stock options                           --               --
Effect of convertible debt                                 --               --
                                              ---------------   --------------
Weighted-average shares - assuming dilution        25,033,952       25,320,138
                                              ===============   ==============

Potentially dilutive securities, which are excluded from the calculation because their inclusion in a calculation of net loss per share would have been antidilutive, include options for 3,437,420 and 4,333,157 shares of common stock for 2002 and 2003, respectively, and convertible debt and warrants for 2,971,428 shares of common stock in 2003.

(3)     Investments

Marketable investments consist of held-to-maturity investments and are stated at amortized costs, which approximates fair value. Short-term investments at December 31, 2002 and March 31, 2003 are summarized in the following table:

                                             2002              2003
                                        --------------    --------------
Corporate notes                         $    4,458,921    $    4,449,829
Certificates of deposit                      3,080,587                --
                                        --------------    --------------
                                        $    7,539,508    $    4,449,829
                                        ==============    ==============

(4)     Inventories

Inventories at December 31, 2002 and March 31, 2003 are summarized as follows:

                                             2002              2003
                                        --------------    --------------
Raw materials and supplies              $       89,757    $       89,757
Work in process                                520,092           442,850
Finished products                            1,169,564           949,743
                                        --------------    --------------
                                        $    1,779,413    $    1,482,350
                                        ==============    ==============

Inventories are stated at the lower of cost or market. Cost is determined on a first-in, first-out basis.

(5)     Accrued Expenses

Accrued expenses at December 31, 2002 and March 31, 2003 are summarized as follows:

                                             2002              2003
                                        --------------    --------------
Product development commitments         $    1,717,380    $    1,816,152
Product return accrual                       1,109,913         1,006,086
Bonuses                                      1,540,439           936,886
Lease accrual                                  415,309           374,234
Other accrued expenses                       3,942,282         3,330,625
                                        --------------    --------------
                                        $    8,725,323    $    7,463,983
                                        ==============    ==============

(6)     Convertible Debt

Convertible debt, which is stated at face value less unamortized warrant and issuance costs, at December 31, 2002 and March 31, 2003 is summarized as follows:

                                             2002              2003
                                        --------------    --------------
Convertible notes                       $   21,000,000    $   21,000,000
Warrants                                    (1,659,838)       (1,575,440)
Issuance costs                                 (49,013)          (46,520)
                                        --------------    --------------
                                        $   19,291,149    $   19,378,040
                                        ==============    ==============

(7)     Stock Incentive Plans

Under stock incentive plans, designated persons (including officers, directors, employees and consultants) have been or may be granted rights to acquire our common stock. These rights include stock options and other equity rights. At March 31, 2003, shares issued and shares available under stock incentive plans are as follows:

                                                    Shareholder                           Total
                                                     Approved            Other           For All
                                                       Plans             Plans            Plans
                                                  --------------    --------------    --------------
Shares issuable under outstanding options              4,306,102            27,055         4,333,157
Shares available for future issuance                   1,259,796                --         1,259,796
                                                  --------------    --------------    --------------
Total                                                  5,565,898            27,055         5,592,953
                                                  ==============    ==============    ==============

Average exercise price for outstanding options    $        11.35    $        10.14    $        11.34
                                                  ==============    ==============    ==============

We apply the intrinsic value method described in Accounting Principles Board
(APB) Opinion No. 25 in accounting for the issuance of stock options to employees and directors. Accordingly, as all grants are made at or above market price, no compensation expense has been recognized in the financial statements. Had we determined compensation cost based on fair value at the grant date for our stock options and the fair value of the discount related to the employee stock purchase plan under SFAS 123, our net loss would have been reported as follows:

                                       Three Months Ended March 31,
                                           2002            2003
                                      --------------   --------------
Net loss, as reported                 $   (6,292,570)  $   (6,627,939)
Deduct: Total stock-based employee
 compensation expense determined
 under fair value based method
 for all awards                           (1,384,591)      (1,244,286)
                                      --------------   --------------
Pro forma net loss                    $   (7,677,161)  $   (7,872,225)
                                      ==============   ==============

Net loss per common share:
As reported basic and diluted         $        (0.25)  $        (0.26)
Pro forma basic and diluted           $        (0.31)  $        (0.31)

                                           2002            2003
                                      --------------   --------------
Expected dividend yield                            0%               0%
Risk-free interest rate                         2.70%            2.70%
Annualized volatility                           0.80             0.80
Expected life, in years                            5                5

(8)     Stockholders' Equity

Changes in selected stockholders' equity accounts for the three months ended March 31, 2003 were as follows:

                                                                                            Unearned
                                                Common Stock              Additional     compensation -
                                        -----------------------------      paid-in         restricted
                                           Shares         Par value        capital            stock
                                        ------------   --------------   --------------   --------------
Balance at December 31, 2002              25,236,906   $      252,369   $  195,919,707   $     (128,756)
Exercise of stock options                     21,869              219          101,567               --
Employee retirement plan
 contribution                                 86,093              861          626,685               --
Amortization of restricted stock
 to compensation expense                          --               --               --           39,617
Other issuances                                  396                4            9,996               --
                                        ------------   --------------   --------------   --------------
Balance at September 30, 2002             25,345,264   $      253,453   $  196,657,955   $      (89,139)
                                        ============   ==============   ==============   ==============

On June 24, 2002, we issued 35,487 shares of restricted common stock to certain non-executive officer employees. One-half of these shares vest in one year after the date of grant, and the remainder of these shares vest in two years after the date of grant, given continued employment through the vesting dates. We recognize compensation expense for the market value of the shares at the date of grant ($6.90 per share) over the vesting periods.

(9)     Leases

We lease office space under noncancellable lease agreements that contain renewal options and require us to pay operating costs, including property taxes, insurance and maintenance. In January 2001, we executed a lease agreement for new office space. At March 31, 2003, we have an accrual of $374,234 for lease obligations for the former office space in excess of estimated sublease rental income. Gross future minimum lease payments under noncancellable leases, including both the current and former office spaces, are as follows:

Remainder of 2003                       $       1,397,000
2004                                            1,879,000
2005                                            1,754,000
2006                                            1,482,000
2007                                            1,504,000
Thereafter                                        630,000
Less: Expected receipt on sublease               (688,000)
                                        -----------------
                                        $       7,958,000
                                        =================

(10)    Licensing

In April 2001, MGI obtained the exclusive U.S. and Canadian oncology license and distribution rights for palonosetron, from Helsinn Healthcare SA. Palonosetron is a 5-HT//3// antagonist with an extended half-life for the prevention of chemotherapy-induced nausea and vomiting. The U. S. Food and Drug Administration accepted the filing of the New Drug Application (NDA) on November 26, 2002, and is currently reviewing the NDA to determine whether palonosetron will be approved for marketing in the U.S. The $11 million in upfront payments made by MGI were funded using the $5 million deposit made upon the execution of the letter of intent in October 2000, $3 million in cash paid in April 2001, and $3 million of MGI's common shares delivered in April 2001. A $2 million milestone was paid in October 2001, a $4 million milestone was paid in April 2002, and a $10 million milestone was paid in December 2002. A final milestone payment of $11 million will become payable upon marketing approval for palonosetron in the United States. All upfront and milestone payments are recognized as research and development expense when due.

In the first quarter of 2003, Dainippon Pharmaceutical Co. Ltd. and MGI agreed to terminate their license to develop and commercialize the acylfulvenes in Japan effective August 2003. MGI will repay $4,300,000 of deposit payments in cash in August 2003. As a result of the early termination of the agreement, MGI will amortize $7,141,972 of deferred revenue into licensing revenue during 2003 related to the Dainippon agreement, of which $6,867,280 is expected to be recognized in the third quarter of 2003.

(11)    Research and Development Expense

Research and development expense consists of licensing fees for product candidates and other research and development expense. For the three-month periods ended March 31, 2002 and 2003, we did not pay any licensing fees.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

MGI PHARMA is an oncology-focused biopharmaceutical company that acquires, develops and commercializes proprietary products that meet cancer patient needs. We focus our direct sales efforts solely within the United States and create alliances with other pharmaceutical or biotechnology companies for the commercialization of our products in other countries.

We promote products directly to physician specialists in the United States using our own sales force. These products include Salagen(R) Tablets (pilocarpine hydrochloride), Hexalen(R) (altretamine) capsules and Didronel(R) (etidronate disodium) I.V. Infusion. Salagen Tablets are approved in the United States for two indications: the symptoms of dry mouth associated with radiation treatment in head and neck cancer patients and the symptoms of dry mouth associated with Sjogren's syndrome, an autoimmune disease that damages the salivary glands. Sales of Salagen Tablets in the United States accounted for 85 percent of our product sales during the first three months of 2003. Hexalen capsules is an orally administered chemotherapeutic agent approved for treatment of refractory ovarian cancer patients. Didronel I.V. Infusion is approved for the treatment of hypercalcemia (elevated blood calcium) in late-stage cancer patients. We rely on third parties to manufacture our commercialized and development stage products.

In April 2001, we obtained the exclusive U.S. and Canadian license and distribution rights to palonosetron, a cancer supportive care product candidate for the prevention of chemotherapy-induced nausea and vomiting. The U.S. Food and Drug Administration accepted the filing of the New Drug Application (NDA) on November 26, 2002, and is currently reviewing the NDA to determine whether palonosetron will be approved for marketing in the U.S. Our current product development efforts also include preclinical and clinical trials for irofulven, our novel anti-cancer agent with demonstrated activity in a variety of cancers and a unique mechanism of action. We are also developing MG98 and inhibitors of DNA methyltransferase for North American markets. DNA methyltransferase is an enzyme that has been associated with uncontrolled tumor growth. We also provide ongoing clinical support of palonosetron and Salagen Tablets.

RESULTS OF OPERATIONS

REVENUES

Sales: Sales revenue increased 16 percent from $5,302,773 in the first quarter of 2002 to $6,142,787 in the first quarter of 2003. The increase in sales revenue is primarily due to increased revenue from Salagen Tablets. As is common in the pharmaceutical industry, our domestic sales are made to pharmaceutical wholesalers for further distribution through pharmacies to the ultimate consumers of our products. As previously reported, sales in the first-half of 2002 were negatively impacted due to substantial distribution channel inventory increases that occurred during 2001. As such, the 16 percent quarter-to-quarter increase is greater than the underlying growth of the product. Patient demand for Salagen Tablets, as measured by total prescriptions, has grown approximately 4 percent during the annual period ended March 31, 2003 as compared to the comparable prior annual period. Sales of Salagen Tablets in the United States provided 87 percent and 85 percent of our sales revenue in the first three months of 2002 and 2003, respectively. We expect sales revenue for our currently marketed products in 2003 to range from $28 million to $30 million. Sales revenue for palonosetron is expected to range from $40 million to $55 million for the first 12-month period following launch of the product.

Licensing: Licensing revenue increased 23 percent from $499,099 in the first quarter of 2002 to $615,961 in the first quarter of 2003. Licensing revenue is a combination of deferred revenue amortization from multiple element arrangements and from royalties that are recognized when the related sales occur. The increase from 2002 to 2003 reflects increased royalties related to herbicide resistant crop technology from our former agricultural business, and increased royalties from our license arrangements for the development and commercialization of Salagen Tablets in Europe and Canada, partially reduced by decreased royalties related to a Lyme disease vaccine for dogs.

In the first quarter of 2003, Dainippon Pharmaceutical Co. Ltd. and MGI agreed to terminate their collaborative acylfulvene license agreement in August 2003. Under Staff Accounting Bulletin No. 101 (SAB 101), all remaining unamortized licensing revenue for Dainippon will be amortized into license revenue in 2003. For 2003, we expect to amortize $7,141,972 of deferred revenue into licensing revenue related to the Dainippon agreement, of which $6,867,280 is expected to the recognized in the third quarter of 2003.

Future licensing revenue will fluctuate from quarter to quarter depending on the level of recurring royalty generating activities and changes in amortization of deferred revenue, including the initiation or termination of licensing arrangements. We expect licensing revenue for 2003, including recognition of approximately $7 million related to the Dainippon agreement, to be approximately $9.5 million.

COSTS AND EXPENSES

Cost of sales: Cost of sales as a percent of sales was 13 percent for both the first quarter of 2002 and the first quarter of 2003. Cost of sales may vary from quarter to quarter, depending on the product mix and production costs. We believe that cost of sales, as a percent of product sales for our currently marketed products for 2003, will range from 10 to 15 percent.

Selling, general and administrative: Selling, general and administrative expenses increased 23 percent from $7,170,326 in the first quarter of 2002 to $8,817,980 in the first quarter of 2003. The increase is a result of increased expenditures in preparation for the anticipated launch of palonosetron. We expect selling, general and administrative expense for 2003 to be approximately $49 million.

Research and development: Research and development expense decreased 19 percent from $4,262,662 in the first quarter of 2002 to $3,459,569 in the first quarter of 2003. The decrease represents decreased spending on the development of irofulven. In April 2002, we stopped enrollment in our Phase 3 trial of irofulven in advanced-stage, gemcitabine-refractory pancreatic cancer patients. Development of irofulven continues in a series of clinical trials designed to evaluate the efficacy and safety of irofulven administered as a single chemotherapy agent and in combination with marketed chemotherapy agents for the treatment of patients with solid tumor cancers who are generally refractory to current therapies. We expect research and development expense for 2003 to range from $28 million to $30 million, including an $11 million non-recurring license payment that will become due upon the approval of the NDA for palonosetron.

INTEREST INCOME

Interest income decreased 35 percent from $319,870 in the first quarter of 2002 to $206,628 in the first quarter of 2003. The decrease is a result of a decrease in the average amount of funds available for investment and a decrease in the investment yield. Interest income for 2003 will fluctuate depending on the timing of cash flows and changes in interest rates for marketable securities.

INTEREST EXPENSE

We recognized interest expense of $249,391 in the first quarter of 2003 related to our issuance of convertible debt in the fourth quarter of 2002. We did not have any debt or interest expense in the first quarter of 2002. We expect interest expense for 2003 to be approximately $1 million, of which $630,000 will be paid using cash. The non-cash portion of interest expense is primarily related to the issuance of warrants in conjunction with the issuance of our convertible debt.

TAX EXPENSE

There is no provision for tax expense in the first quarter of 2002 or the first quarter of 2003 due to the net loss of $36 million in 2002, and a projected net loss of $44 million in 2003. Our ability to achieve profitable operations is dependent upon our successful launch of palonosetron, and therefore, we continue to maintain a valuation allowance against our deferred tax asset.

NET LOSS

We had a net loss of $6,292,570 for the first quarter of 2002, and a net loss of $6,627,939 for the first quarter of 2003. The increased net loss reflects a 16 percent increase in revenues from 2002 to 2003, and a 7 percent increase in costs and expenses from 2002 to 2003. During the next several years, we expect to direct our efforts towards activities intended to grow long-term revenues, including the continued development and launch of palonosetron and continued development of irofulven and other product candidates. Increased spending on these initiatives will likely result in substantial net losses until after our launch of palonosetron. We expect our net loss for 2003 to be approximately $44 million, excluding any product contribution from the potential product launch of palonosetron.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2003, we had cash and marketable investments of $52,334,437 and working capital of $44,438,324, compared with $60,472,901 and $49,999,430, respectively, at December 31, 2002. For the three-month period ended March 31, 2003, we received $101,786 in cash from issuance of shares under stock award plans. We used $8,116,919 of cash to fund our operating activities and purchased $123,331 in equipment and furniture.

Significant cash use in 2003 will be required to fund operating activities and pay $11 million to Helsinn Healthcare upon approval by the FDA of the NDA for palonosetron, and pay $4.3 million to Dainippon following the termination of our licensing agreement. Substantial amounts of capital are required for our pharmaceutical development and commercialization efforts. For continued development and commercialization of our product candidates and marketed products, and the acquisition and development of additional product candidates, we plan to utilize cash provided from product sales, collaborative arrangements and existing liquid assets, plus we will seek other sources of funding, including additional equity or debt issuances as appropriate. Excluding the potential favorable effect on cash from palonosetron sales, we expect annual cash use for 2003 to be approximately $50 million, which includes cash required to launch and promote palonosetron. We have no arrangements or covenants that would trigger acceleration of our lease obligations or long-term liabilities. Under the terms of our convertible debt agreement, we are precluded from raising additional capital at less than $9.00 per share, until the earlier to occur of our disclosure of Phase 3 palonosetron data, anticipated in June 2003, or December 31, 2003.

Our liquidity is affected by a variety of factors, including sales of our products, the pace of our research and development programs, the in-licensing of new products and our ability to raise additional debt or equity capital. As identified in our risk factors, adverse changes that affect our continued access to the capital markets, continued development and expansion of our product candidates, and future demand for our marketed products would affect our longer-term liquidity. We believe we have sufficient liquidity and capital resources to fund all known cash requirements through December 31, 2003. If the approval of palonosetron is delayed from our expectations, we may not have sufficient capital to continue operations as planned. Our future, noncancellable, contractual commitments, including the anticipated payment to Helsinn upon approval by the FDA, are summarized in the following table:

                                     2003           2004           2005           2006           2007        Thereafter
                                 ------------   ------------   ------------   ------------   ------------   ------------
Lease payments                   $  1,397,000   $  1,879,000   $  1,754,000   $  1,482,000   $  1,504,000   $    630,000
Approval of palonosetron
 payment                           11,000,000             --             --             --             --             --
Dainippon payment                   4,300,000             --             --             --             --             --
Convertible Debt                           --             --             --             --     21,000,000             --
                                 ------------   ------------   ------------   ------------   ------------   ------------
Total                            $ 16,697,000   $  1,879,000   $  1,754,000   $  1,482,000   $ 22,504,000   $    630,000

CAUTIONARY STATEMENT

This document contains forward-looking statements within the meaning of federal securities laws that may include statements regarding intent, belief or current expectations of our Company and our management. These forward-looking statements are not guarantees of future performance and involve a number of risks and uncertainties that may cause our actual results to differ materially from the results discussed in these statements. Factors that might affect our results include, but are not limited to, the ability of palonosetron, or our other product candidates to be proven safe and effective in humans, to receive marketing authorizations from regulatory authorities and to ultimately compete successfully with other therapies, continued sales of Salagen Tablets, development or acquisition of additional products, reliance on contract manufacturing, changes in strategic alliances, continued access to capital, and other risks and uncertainties detailed from time to time in our filings with the Securities and Exchange Commission, including Exhibit 99.1 to this Form 10-Q. We do not intend to update any of the forward-looking statements after the date of this Form 10-Q to conform them to actual results.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Our operations are not subject to risks of material foreign currency fluctuations, nor do we use derivative financial instruments in our treasury practices. We place our marketable investments in instruments that meet high credit quality standards, as specified in our investment policy guidelines. We do not expect material losses with respect to our investment portfolio or exposure to market risks associated with interest rates. The impact on our net loss as a result of a one percentage point change in short-term interest rates would be approximately $523,000 annually based on our cash, cash equivalents and marketable investment balances at March 31, 2003.

ITEM 4. CONTROLS AND PROCEDURES

(a)     Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chairman and Chief Executive Officer, Charles N. Blitzer, and our Executive Vice President and Chief Financial Officer, William C. Brown, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-14(c) under the Exchange Act) as of a date (the "Evaluation Date") within 90 days prior to the filing date of this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective in timely alerting them to the material information relating to us required to be included in our periodic SEC filings.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)     LISTING OF EXHIBITS:

      Exhibit Number          Description
      --------------          -----------
          99.1           Cautionary Statements

          99.2 Certification of Charles N. Blitzer Pursuant to 18 U.S.C. (S) 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

          99.3           Certification of William C. Brown Pursuant to 18 U.S.C.
                         (S) 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)     REPORTS ON FORM 8-K

        The Company filed a report on Form 8-K on January 14, 2003 to report under Item 5 that a notice was sent to the directors and officers of MGI PHARMA, INC. that a blackout period will be in effect between February 18, 2003 and March 3, 2003 as a result of the merger of the MGI PHARMA, INC. Retirement Savings Plan and the MGI Funded Retirement Trust into a single plan.

        The Company filed a report on Form 8-K on February 14, 2003 to report under Item 5 that Charles N. Blitzer, the chairman of the board of directors and chief executive officer at MGI PHARMA, INC., established a pre-arranged plan to sell shares of MGI PHARMA, INC. common stock in accordance with Rule 10b5-1 under the Securities Exchange Act of 1934. As part of Mr. Blitzer's ongoing program of financial planning and asset diversification, all 70,058 shares provided for under this plan had been sold by April 17, 2003.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     MGI PHARMA, INC.


Date:  May 6, 2003                   By:  /s/ William C. Brown
                                          --------------------
                                          William C. Brown,
                                          Chief Financial Officer and Secretary
                                          (principal financial and accounting
                                          officer)

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

Date:  May 6, 2003                                       /s/ Charles N. Blitzer
                                                         ----------------------
                                                         Charles N. Blitzer,
                                                         Chairman and
                                                         Chief Executive Officer

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

Date:  May 6, 2003                                       /s/ William C. Brown
                                                         --------------------
                                                         William C. Brown
                                                         Chief Financial Officer

                                MGI PHARMA, INC.

                          Quarterly Report on Form 10-Q
                                     for the
                          Quarter Ended March 31, 2003

                                  EXHIBIT INDEX

Exhibit
 Number                     Description
-------                     -----------

99.1           Cautionary Statements

99.2 Certification of Charles N. Blitzer Pursuant to 18 U.S.C.(S)1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.3 Certification of William C. Brown Pursuant to 18 U.S.C.(S).1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002