Form 10-Q
period 2003-06-30
MGI PHARMA INC
filed 2003-07-28
CIK 702131

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number: 0-10736

MGI PHARMA, INC.

(Exact name of registrant as specified in its charter)

Minnesota	41-1364647
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification number)

5775 West Old Shakopee Road Suite 100 Bloomington, Minnesota 55437	(952) 346-4700
(Address of principal executive offices and zip code)	(Registrant’s telephone number, including area code)

Indicate by check mark, whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☒  No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes  ☒ No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $.01 par value	25,700,405 shares
(Class)	(Outstanding at July 25, 2003)

MGI PHARMA, INC.

FORM 10-Q INDEX

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

MGI PHARMA, INC.

BALANCE SHEETS

(unaudited)

	December 31, 2002	June 30, 2003
ASSETS
Current assets:
Cash and cash equivalents	$52,933,393	$42,325,445
Short-term marketable investments	7,539,508	6,437,513
Receivables, less allowances of
$109,276 and $111,645	3,042,698	4,139,896
Inventories	1,779,413	1,646,683
Prepaid expenses	448,559	1,075,831

Total current assets	65,743,571	55,625,368
Equipment, furniture and leasehold improvements, at cost less accumulated depreciation of $2,121,915 and $2,553,714	3,110,938	3,129,496
Long-term equity investment	6,800,000	6,800,000
Intangible assets, at cost less accumulated amortization of $2,462,455 and $3,053,444	4,629,415	4,038,426
Other assets	490,329	487,986

Total assets	$80,774,253	$70,081,276

(Continued)

BALANCE SHEETS

(Unaudited)

	December 31, 2002	June 30, 2003
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,904,297	$1,943,254
Accrued expenses	8,725,323	8,366,103
Deposit payable	4,300,000	4,300,000
Deferred revenue	794,383	794,383
Other current liabilities	20,138	14,882

Total current liabilities	15,744,141	15,418,622

Noncurrent liabilities:
Convertible debt, face value of $21,000,000 net of unamortized warrant and issuance costs of $1,708,851 and $1,535,069	19,291,149	19,464,931
Deferred revenue	9,033,839	8,636,647
Other noncurrent liabilities	101,589	119,332

Total noncurrent liabilities	28,426,577	28,220,910

Total liabilities	44,170,718	43,639,532

Stockholders' equity:
Preferred stock, 10,000,000 authorized and unissued shares	—	—
Common stock, $.01 par value, 70,000,000 authorized shares, 25,236,906 and 25,644,203 issued and outstanding shares	252,369	256,442
Additional paid-in capital	195,919,707	199,275,242
Unearned compensation—restricted stock	(128,756)	(50,016)
Accumulated deficit	(159,439,785)	(173,039,924)

Total stockholders' equity	36,603,535	26,441,744

Total liabilities and stockholders' equity	$80,774,253	$70,081,276

See accompanying notes to financial statements.

MGI PHARMA, INC.

STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2003	2002	2003
Revenues:
Sales	$4,648,717	$8,529,200	$9,951,490	$14,671,987
Licensing	1,038,511	1,340,634	1,537,610	1,956,595

	5,687,228	9,869,834	11,489,100	16,628,582

Costs and Expenses:
Cost of sales	756,500	953,408	1,442,329	1,724,289
Selling, general and administrative	7,340,354	11,383,651	14,510,680	20,201,631
Research and development	9,791,732	4,172,686	14,054,394	7,632,255
Amortization	295,494	295,495	590,989	590,989

	18,184,080	16,805,240	30,598,392	30,149,164

Loss from operations	(12,496,852)	(6,935,406)	(19,109,292)	(13,520,582)
Interest income	242,804	212,596	562,674	419,224
Interest expense	—	(249,390)	—	(498,781)

Net loss	$(12,254,048)	$(6,972,200)	$(18,546,618)	$(13,600,139)

Net loss per common share:
Basic	$(0.49)	$(0.27)	$(0.74)	$(0.54)
Assuming dilution	$(0.49)	$(0.27)	$(0.74)	$(0.54)
Weighted average number of common shares outstanding:
Basic	25,063,258	25,420,416	25,048,686	25,370,554
Assuming dilution	25,063,258	25,420,416	25,048,686	25,370,554

See accompanying notes to financial statements.

MGI PHARMA, INC.

STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2002	2003
OPERATING ACTIVITIES:
Net loss	$(18,546,618)	$(13,600,139)
Adjustments for non-cash items:
Depreciation and intangible amortization	1,021,572	1,022,788
Benefit plan contribution	230,783	266,364
Amortization of non-cash financing charges	—	183,782
Amortization of restricted stock expense	3,826	71,770
Deferred rent	27,558	17,743
Noncash consulting payments	5,000	10,000
Stock option term modification	214,744	—
Other	791	—
Change in operating assets and liabilities:
Receivables	(2,046,015)	(1,188,593)
Inventories	(214,396)	132,730
Prepaid expenses	(342,637)	(627,272)
Accounts payable and accrued expenses	(2,757,031)	184,232
Deferred revenue	(397,192)	(397,192)
Other current liabilities	(15,117)	(5,256)

Net cash used in operating activities	(22,814,732)	(13,929,043)

INVESTING ACTIVITIES:
Purchase of investments	(4,923,608)	(2,000,000)
Maturity of investments	11,993,807	3,101,995
Acquisition of Hexalen® capsules	(1,200,000)	—
Purchase of equipment, furniture and leasehold improvements	(296,669)	(450,357)
Other	(19,071)	2,343

Net cash provided by investing activities	5,554,459	653,981

FINANCING ACTIVITIES:
Restricted cash	4,000,000	—
Receipt of deposit payable	550,000	—
Issuance of shares under stock plans	375,040	2,667,114

Net cash provided by financing activities	4,925,040	2,667,114

Decrease in cash and cash equivalents	(12,335,233)	(10,607,948)
Cash and cash equivalents at beginning of period	40,699,408	52,933,393

Cash and cash equivalents at end of period	$28,364,175	$42,325,445

Supplemental disclosure of cash information:
Cash paid for income taxes	$4,995	$2,500
Cash paid for interest	$0	$315,000

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

We promote products directly to physician specialists in the United States using our own sales force. These products include Salagen® Tablets (pilocarpine hydrochloride), Hexalen® (altretamine) capsules and Didronel® (etidronate disodium) I.V. Infusion. Salagen Tablets are approved in the United States for two indications: the symptoms of dry mouth associated with radiation treatment in head and neck cancer patients and the symptoms of dry mouth associated with Sjögren’s syndrome, an autoimmune disease that damages the salivary glands. Sales of Salagen Tablets in the United States accounted for 86 percent of our product sales during the first half of 2003. Hexalen capsules is an orally administered chemotherapeutic agent approved in the United States for treatment of refractory ovarian cancer patients. Didronel I.V. Infusion is approved for the treatment of hypercalcemia (elevated blood calcium) in late-stage cancer patients. We rely on third parties to manufacture our commercialized and development stage products.

On July 25, 2003, we received approval from the U.S. Food and Drug Administration to market Aloxi™ (palonosetron hydrochloride) injection for the treatment of acute and delayed chemotherapy-induced nausea and vomiting. We obtained the exclusive U.S and Canadian license and distribution rights to Aloxi from Helsinn Healthcare SA in April 2001.

Our current product development efforts include preclinical and clinical trials for irofulven, our novel anti-cancer agent with demonstrated activity in a variety of cancers and a unique mechanism of action. We are also developing MG98 and inhibitors of DNA methyltransferase for North American markets. DNA methyltransferase is an enzyme that has been associated with uncontrolled tumor growth. We also provide ongoing clinical support of Aloxi and Salagen Tablets.

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Accordingly, they do not include all of the footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal, recurring adjustments) considered necessary for fair presentation have been included. Interim results may not be indicative of annual results. For further information, refer to the financial statements and footnotes included in the Company’s report on Form 10-K for the year ended December 31, 2002.

(2) Stock Incentive Plans

Under stock incentive plans, designated persons (including officers, directors, employees and consultants) have been or may be granted rights to acquire our common stock. These rights include stock options and other equity rights. At June 30, 2003, shares issued and shares available under stock incentive plans are as follows:

	Shareholder Approved Plans	Other Plans	Total For All Plans
Shares issuable under outstanding options	4,329,983	32,110	4,362,093
Shares available for future issuance	1,351,905	—	1,351,905

Total	5,681,888	32,110	5,713,998

Average exercise price for outstanding options	$11.88	$9.33	$11.86

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2003	2002	2003
Net loss, as reported	$(12,254,048)	$(6,972,200)	$(18,546,618)	$(13,600,139)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(2,013,349)	(1,618,891)	(3,397,941)	(2,863,177)

Pro forma net loss	$(14,267,397)	$(8,591,091)	$(21,944,559)	$(16,463,316)

Net loss per common share:
As reported basic and diluted	$(0.49)	$(0.27)	$(0.74)	$(0.54)
Pro forma basic and diluted	$(0.57)	$(0.34)	$(0.88)	$(0.65)

	2002	2003	2002	2003
Expected dividend yield	0%	0%	0%	0%
Risk-free interest rate	2.70%	2.40%	2.70%	2.53%
Annualized volatility	0.80	0.70	0.80	0.74
Expected life, in years	5	5	5	5

(3) Loss Per Common Share

Loss per share for the three-month and six-month periods ended June 30, 2002 and 2003 is based on weighted average shares outstanding as summarized in the following table:

Three months ended June 30	2002	2003
Weighted-average shares—basic	25,063,258	25,420,416
Effect of dilutive stock options	—	—
Effect of convertible debt	—	—

Weighted-average shares—assuming dilution	25,063,258	25,420,416

Six months ended June 30	2002	2003
Weighted-average shares—basic	25,048,686	25,370,554
Effect of dilutive stock options	—	—
Effect of convertible debt	—	—

Weighted-average shares—assuming dilution	25,048,686	25,370,554

Potentially dilutive securities, which are excluded from the calculation because their inclusion in a calculation of net loss per share would have been antidilutive, include options for 4,121,122 and 4,362,093 shares of common stock for 2002 and 2003, respectively, and convertible debt and warrants for 2,971,428 shares of common stock in 2003.

(4) Short-term Marketable Investments

Marketable investments consist of held-to-maturity investments and are stated at amortized cost, which approximates fair value. Short-term marketable investments at December 31, 2002 and June 30, 2003 are summarized in the following table:

	2002	2003
Corporate notes	$4,458,921	$6,437,513
Certificates of deposit	3,080,587	—

	$7,539,508	$6,437,513

(5) Inventories

Inventories at December 31, 2002 and June 30, 2003 are summarized as follows:

	2002	2003
Raw materials and supplies	$89,757	$370,732
Work in process	520,092	242,769
Finished products	1,169,564	1,033,182

	$1,779,413	$1,646,683

Inventories are stated at the lower of cost or market. Cost is determined on a first-in, first-out basis.

(6) Accrued Expenses

Accrued expenses at December 31, 2002 and June 30, 2003 are summarized as follows:

	2002	2003
Product development commitments	$1,717,380	$2,058,038
Bonuses	1,540,439	1,329,316
Product return accrual	1,109,913	1,003,399
Lease accrual	415,309	333,160
Other accrued expenses	3,942,282	3,642,190

	$8,725,323	$8,366,103

(7) Convertible Debt

Convertible debt, which is stated at face value less unamortized warrant and issuance costs, at December 31, 2002 and June 30, 2003 is summarized as follows:

	2002	2003
Convertible notes	$21,000,000	$21,000,000
Warrants	(1,659,838)	(1,491,041)
Issuance costs	(49,013)	(44,028)

	$19,293,151	$19,466,934

(8) Stockholders’ Equity

Changes in selected stockholders’ equity accounts for the six months ended June 30, 2003 were as follows:

	Common Stock		Additional paid-in capital	Unearned compensation - restricted stock
	Shares	Par value
Balance at December 31, 2002	25,236,906	$252,369	$195,919,707	$(128,756)
Exercise of stock options	260,127	2,601	2,317,209	—
Employee retirement plan contribution	97,460	974	769,885	—
Employee stock purchase plan	53,762	538	346,765
Cancel restricted stock	(3,634)	(36)	(91,359)	—
Restricted stock expense	(1,010)	(10)	(6,959)	78,740
Other issuances	592	6	19,994	—

Balance at June 30, 2003	25,644,203	$256,442	$199,275,242	$(50,016)

On June 24, 2002, we issued 35,487 shares of restricted common stock to certain non-executive officer employees. One-half of these shares vested on June 24, 2003, and the remainder of these shares vest on June 24, 2004, provided employment continues through the vesting dates. We recognize compensation expense for the market value of the shares at the date of grant ($6.90 per share) over the vesting periods.

(9) Leases

We lease office space under noncancellable lease agreements that contain renewal options and require us to pay operating costs, including property taxes, insurance and maintenance. In January 2001, we executed a lease agreement for new office space. At June 30, 2003, we have an accrual of $333,160 for lease obligations for the former office space in excess of estimated sublease rental income. Gross future minimum lease payments under noncancellable leases, including both the current and former office spaces, are as follows:

Remainder of 2003	$934,000
2004	1,879,000
2005	1,754,000
2006	1,482,000
2007	1,504,000
Thereafter	630,000
Less: Expected receipts on sublease	(620,000)

$7,563,000

(10) Licensing

In April 2001, MGI obtained the exclusive U.S. and Canadian oncology license and distribution rights for Aloxi (palonosetron hydrochloride), from Helsinn Healthcare SA. Aloxi is a 5-HT3 receptor antagonist with an extended duration of activity for the prevention of chemotherapy-induced nausea and vomiting. The $11 million in upfront payments made by MGI consisted of a $5 million deposit made upon the execution of the letter of intent in October 2000, $3 million in cash paid in April 2001, and $3 million of MGI’s common shares delivered in April 2001. A $2 million milestone was paid in October 2001, a $4 million milestone was paid in April 2002, and a $10 million milestone was paid in December 2002. A final milestone payment of $11 million is now due, and will be paid in August 2003, as a result of approval of Aloxi for marketing on July 25, 2003 by the U.S. Food and Drug Administration. (See Note 12). All upfront and milestone payments are recognized as research and development expense when due.

In the first quarter of 2003, Dainippon Pharmaceutical Co. Ltd. and MGI agreed to terminate their license to develop and commercialize the acylfulvenes in Japan effective August 2003. MGI will repay $4.3 million of deposit payments in cash in August 2003. As a result of the early termination of the agreement, MGI will amortize $7,141,972 of deferred revenue into licensing revenue during 2003 related to the Dainippon agreement, of which $6,867,280 is expected to be recognized in the third quarter of 2003.

(11) Research and Development Expense

Research and development expense for the three-month and six-month periods ended June 30, 2002 and 2003 consists of the following:

Three months ended June 30	2002	2003
License fees	$4,000,000	$0
Other research and development	5,791,732	4,172,686

	$9,791,732	$4,172,686

Six months ended June 30	2002	2003
License fees	$4,000,000	$0
Other research and development	10,054,394	7,632,255

	$14,054,394	$7,632,255

(12) Subsequent Event

On July 25, 2003, Aloxi™ (palonosetron hydrochloride) injection was approval by the U.S. Food and Drug Administration for the treatment of acute and delayed chemotherapy-induced nausea and vomiting. We obtained the exclusive U.S and Canadian license and distribution rights to Aloxi from Helsinn Healthcare SA in April 2001. As a result, a final milestone payment of $11 million became due to Helsinn. We plan to launch Aloxi in September 2003.

Item 2.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

MGI PHARMA is an oncology-focused biopharmaceutical company that acquires, develops and commercializes proprietary products that meet cancer patient needs. We focus our direct sales efforts solely within the United States and create alliances with other pharmaceutical or biotechnology companies for the commercialization of our products in other countries.

We promote products directly to physician specialists in the United States using our own sales force. These products include Salagen® Tablets (pilocarpine hydrochloride), Hexalen® (altretamine) capsules and Didronel® (etidronate disodium) I.V. Infusion. Salagen Tablets are approved in the United States for two indications: the symptoms of dry mouth associated with radiation treatment in head and neck cancer patients and the symptoms of dry mouth associated with Sjögren’s syndrome, an autoimmune disease that damages the salivary glands. Sales of Salagen Tablets in the United States accounted for 86 percent of our product sales during the first half months of 2003. Hexalen capsules is an orally administered chemotherapeutic agent approved for treatment of refractory ovarian cancer patients. Didronel I.V. Infusion is approved for the treatment of hypercalcemia (elevated blood calcium) in late-stage cancer patients. We rely on third parties to manufacture our commercialized and development stage products.

On July 25, 2003, we received approval from the U.S. Food and Drug Administration to market Aloxi™ (palonosetron hydrochloride) injection for the treatment of acute and delayed chemotherapy-induced nausea and vomiting. We obtained the exclusive U.S and Canadian license and distribution rights to Aloxi from Helsinn Healthcare SA in April 2001.

Our current product development efforts include preclinical and clinical trials for irofulven, our novel anti-cancer agent with demonstrated activity in a variety of cancers and a unique mechanism of action. We are also developing MG98 and inhibitors of DNA methyltransferase for North American markets. DNA methyltransferase is an enzyme that has been associated with uncontrolled tumor growth. We also provide ongoing clinical support of Aloxi and Salagen Tablets.

Results of Operations

Revenues

Sales: Sales revenue increased 83 percent from $4,648,717 in the second quarter of 2002 to $8,529,200 in the second quarter of 2003, and increased 47 percent from $9,951,490 in the first half of 2002 to $14,671,987 in the first half of 2003. The increase in sales revenue is primarily due to increased revenue from Salagen Tablets. As is common in the pharmaceutical industry, our domestic sales are made to pharmaceutical wholesalers for further distribution through pharmacies to the ultimate consumers of our products. As previously reported, sales in the first-half of 2002 were negatively impacted due to substantial distribution channel inventory increases that occurred during 2001. Given this, as well as modest distribution channel inventory increases that occurred in the second quarter of 2003, the 2003 sales revenue increases are greater than the underlying growth of product sales. Patient demand for Salagen Tablets, as measured by total prescriptions, has grown approximately 3 percent during the annual period ended June 30, 2003 as compared to the comparable prior annual period. Sales of Salagen Tablets in the United States provided 85 percent and 86 percent of our sales revenue in the first half of 2002 and 2003, respectively. We expect sales revenue for our currently marketed products in 2003 to range from $28 million to $30 million. Sales revenue for Aloxi, which we plan to launch in September 2003, is expected to range from $40 million to $55 million for the first 12-month period following launch.

Licensing: Licensing revenue increased 29 percent from $1,038,511 in the second quarter of 2002 to $1,340,634 in the second quarter of 2003, and increased 27 percent from $1,537,610 in the first half of 2002 to $1,956,595 in the first half of 2003. Licensing revenue is a combination of deferred revenue amortization that is recognized over the term of the underlying arrangement and royalties that are recognized when the related sales occur. The increases from 2002 to 2003 reflect increased royalties related to technology from our former agricultural business, partially reduced by decreased royalties from our license arrangements for the commercialization of Salagen Tablets outside the United States.

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

Costs and Expenses

Cost of sales: Cost of sales as a percent of sales was 16 percent for the second quarter of 2002 and 11 percent for the second quarter of 2003. Cost of sales as a percent of sales was 14 percent for the first half of 2002 and 12 percent for the first half of 2003. Cost of sales may vary from quarter to quarter, depending on the product mix and production costs. We believe that cost of sales, as a percent of product sales for our currently marketed products for 2003, will range from 10 to 15 percent.

Selling, general and administrative: Selling, general and administrative expenses increased 55 percent from $7,340,354 in the second quarter of 2002 to $11,383,651 in the second quarter of 2003, and increased 39 percent from $14,510,680 in the first half of 2002 to $20,201,631 in the first half of 2003. The increase is a result of increased expenditures in preparation for the planned launch of Aloxi in September 2003. We expect selling, general and administrative expense for 2003 to be approximately $49 million.

Research and development: Research and development expense decreased 57 percent from $9,791,732 in the second quarter of 2002 to $4,172,686 in the second quarter of 2003, and decreased 46 percent from $14,054,394 in the first half of 2002 to $7,632,255 in the first half of 2003. In conjunction with the license for Aloxi, we expensed a $4 million milestone payment upon achievement of the pre-NDA meeting in the second quarter of 2002. Exclusive of the $4 million licensing payment, research and development expense decreased 28 percent from $5,791,732 in the second quarter of 2002 to $4,172,686 in the second quarter of 2003, and decreased 24 percent from $10,054,394 in the first half of 2002 to $7,632,255 in the first half of 2003. The decreases primarily represent decreased spending on the development of irofulven. In April 2002, we stopped enrollment in our Phase 3 trial of irofulven in advanced-stage, gemcitabine-refractory pancreatic cancer patients. Development of irofulven continues in a series of clinical trials designed to evaluate the efficacy and safety of irofulven administered as a single chemotherapy agent and in combination with marketed chemotherapy agents for the treatment of patients with solid tumor cancers who are generally refractory to current therapies. We expect research and development expense for 2003 to range from $28 million to $30 million, including an $11 million non-recurring license payment that is due to Helsinn for the approval of the NDA for Aloxi.

Interest Income

Interest income decreased 12 percent from $242,804 in the second quarter of 2002 to $212,596 in the second quarter of 2003, and decreased 25 percent from $562,674 in the first half of 2002 to $419,224 in the first half of 2003. The decreases result from decreases in the average amount of funds available for investment and decreases in the investment yield. Interest income for 2003 will fluctuate depending on the timing of cash flows and changes in interest rates for marketable securities.

Interest Expense

We recognized interest expense of $249,390 in the second quarter of 2003 and $498,781 in the first half of 2003 related to our issuance of convertible debt in the fourth quarter of 2002. We did not have any debt or interest expense in the second quarter or first half of 2002. We expect interest expense for 2003 to be approximately $1 million, of which $630,000 will be paid using cash. The non-cash portion of interest expense is primarily related to the issuance of warrants in conjunction with the issuance of our convertible debt.

Tax Expense

There is no provision for tax expense in the first half of 2002 or the first half of 2003 due to the net loss of $36 million in 2002, and a projected net loss in 2003. Our ability to achieve profitable operations is dependent upon our successful launch of Aloxi, and therefore, we continue to maintain a valuation allowance against our deferred tax asset.

Net Loss

We had a net loss of $12,254,048 for the second quarter of 2002, and a net loss of $6,972,200 for the second quarter of 2003. We had a net loss of $18,546,618 for the first half of 2002, and a net loss of $13,600,139 for the first half of 2003. The decreased net loss from the second quarter of 2002 to the second quarter of 2003 reflects a 74 percent increase in revenues from 2002 to 2003, and an eight percent decrease in costs and expenses from 2002 to 2003. The decreased net loss from the first half of 2002 to the first half of 2003 reflects a 45 percent increase in revenues from 2002 to 2003, and a one percent decrease in costs and expenses from 2002 to 2003. During the next several years, we expect to direct our efforts towards activities intended to grow long-term revenues, including the launch and continued development of Aloxi and continued development of irofulven and other product candidates. Increased spending on these initiatives will likely result in substantial net losses until after our launch of Aloxi. We expect our net loss for 2003 to be approximately $44 million, including the $11 million due to Helsinn for the approval of Aloxi, but excluding any product contribution from the launch of Aloxi.

Liquidity and Capital Resources

At June 30, 2003, we had cash and short-term marketable investments of $48,762,958 and working capital of $40,206,746, compared with $60,472,901 and $49,999,430, respectively, at December 31, 2002. For the six-month period ended June 30, 2003, we received $2,667,114 in cash from issuance of shares under stock award plans. We used $13,929,043 of cash to fund our operating activities and purchased $450,357 in equipment and furniture.

Significant cash use in 2003 will be required to fund operating activities, including payment of $11 million to Helsinn Healthcare for approval by the FDA of the NDA for Aloxi, and payment of $4.3 million to Dainippon following the termination of our licensing agreement. Substantial amounts of capital are required for our pharmaceutical development and commercialization efforts. For continued development and commercialization of our product candidates and marketed products, and the acquisition and development of additional product candidates, we plan to utilize cash provided from product sales, collaborative arrangements and existing liquid assets, plus we will seek other sources of funding, including additional equity or debt issuances as appropriate. We filed a universal shelf registration statement with the Securities and Exchange Commission in the second quarter of 2003. This registration allows us, from time-to-time, to offer and sell various securities with a total value of up to $150 million. Excluding the potential favorable effect on cash from Aloxi sales, we expect annual cash use for 2003 to be approximately $50 million, which includes cash required to launch and promote Aloxi. We have no arrangements or operating covenants that would trigger acceleration of our lease obligations or long-term liabilities.

Our liquidity is affected by a variety of factors, including sales of our products, the pace of our research and development programs, the in-licensing of new products and our ability to raise additional debt or equity capital. As identified in our risk factors, adverse changes that affect our continued access to the capital markets, continued development and expansion of our product candidates, and future demand for our marketed products would affect our longer-term liquidity. We believe we have sufficient liquidity and capital resources to fund all known cash requirements through June 30, 2004. Our future, noncancellable, contractual commitments, including the payment to Helsinn upon approval of Aloxi by the FDA, are summarized in the following table:

	Remainder of 2003	2004	2005	2006	2007	Thereafter
Lease payments	$934,000	$1,879,000	$1,754,000	$1,482,000	$1,504,000	$630,000
Approval of Aloxi payment	11,000,000	—	—	—	—	—
Dainippon payment	4,300,000	—	—	—	—	—
Convertible Debt	—	—	—	—	21,000,000	—

Total	$16,234,000	$1,879,000	$1,754,000	$1,482,000	$22,504,000	$630,000

Cautionary Statement

This document contains forward-looking statements within the meaning of federal securities laws that may include statements regarding intent, belief or current expectations of our Company and our management. These forward-looking statements are not guarantees of future performance and involve a number of risks and uncertainties that may cause our actual results to differ materially from the results discussed in these statements. Factors that might affect our results include, but are not limited to, the successful launch of Aloxi, the ability of our product candidates to be proven safe and effective in humans, to receive marketing authorizations from regulatory authorities and to ultimately compete successfully with other therapies, continued sales of Salagen Tablets, development or acquisition of additional products, reliance on contract manufacturing, changes in strategic alliances, continued access to capital, and other risks and uncertainties detailed from time to time in our filings with the Securities and Exchange Commission, including Exhibit 99.1 to this Form 10-Q. We do not intend to update any of the forward-looking statements after the date of this Form 10-Q to conform them to actual results.

Item 3.

Quantitative and Qualitative Disclosure About Market Risk

Our operations are not subject to risks of material foreign currency fluctuations, nor do we use derivative financial instruments in our treasury practices. We place our marketable investments in instruments that meet high credit quality standards, as specified in our investment policy guidelines. We do not expect material losses with respect to our investment portfolio or exposure to market risks associated with interest rates. The impact on our net loss as a result of a one-percentage point change in short-term interest rates would be approximately $488,000 annually based on our cash, cash equivalents and marketable investment balances at June 30, 2003.

Item 4.

Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our President and Chief Executive Officer, Leon O. Moulder, Jr., and our Executive Vice President and Chief Financial Officer, William C. Brown, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of a date (the “Evaluation Date”) as of the end of the period covered by this quarterly report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective in timely alerting them to the material information relating to us required to be included in our periodic SEC filings.

(b) Changes in Internal Controls Over Financial Reporting

During the period covered by this report, there were no significant changes made in our internal controls over financial reporting (as defined in Rule 13a – 15(f) under the Exchange Act) that materially affected or are reasonable likely to materially affect our internal controls over financial reporting, or, to our knowledge, in other factors that could significantly affect these controls subsequent to the date of their evaluation.

MGI PHARMA, INC.

PART II – OTHER INFORMATION

Item 4.	Submission of Matters to a Vote of Security Holders

The Company held its Annual Meeting of Shareholders on May 13, 2003, and sufficient favorable votes were cast to approve all management proposals as follows:

Election of management’s entire slate of eight directors by the following vote tallies:

	For	Withhold
Charles N. Blitzer	19,246,842	2,906,649
Andrew J. Ferrara	21,872,667	280,824
Edward W. Mehrer	21,901,667	251,824
Hugh E. Miller	21,471,335	682,156
Leon O. Moulder, Jr.	21,903,967	249,524
Lee J. Schroeder	21,472,824	680,667
David B. Sharrock	21,894,067	259,424
Arthur Weaver	21,451,568	701,923

Amendment of the Company’s 1999 Nonemployee Director Stock Option Plan to increase the number of shares available for options granted under the plan by 350,000 shares and to increase the number of shares issuable pursuant to option grants under the Plan by 5,000 for new directors and by 7,500 for re-elected directors by a vote of 19,240,683 for, 2,777,275 against, 135,533 abstaining, and 0 broker nonvotes.

Ratification of the independent auditors by a vote of 22,011,521 for, 115,154 against, 26,811 abstaining, and 0 broker nonvotes.

Item 5.	Other Information

In connection with the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, the Company is hereby filing cautionary statements identifying important factors that could cause actual results to differ materially from those projected in forward looking statements of the Company made by, or on behalf of the Company. See Exhibit 99.1 to this report.

Item 6.	Exhibits and Reports on Form 8-K

(a)	LISTING OF EXHIBITS:

Exhibit Number	Description

31.1	Certification of Leon O. Moulder, Jr. Pursuant to 18 U.S.C. (S) 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of William C. Brown Pursuant to 18 U.S.C. (S) 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Leon O. Moulder, Jr. Pursuant to 18 U.S.C. (S) 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of William C. Brown Pursuant to 18 U.S.C. (S) 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Cautionary Statements

(b)	REPORTS ON FORM 8-K

The Company filed a report on Form 8-K on April 23, 2003 to report under Items 7 and 9 its results of operations and financial condition for the fiscal quarter ended March 31, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MGI PHARMA, INC.

Date: July 28, 2003	By:	/s/ WILLIAM C. BROWN
William C. Brown, Executive Vice President and Chief Financial Officer (principal financial and accounting officer)

MGI PHARMA, INC.

Quarterly Report on Form 10-Q

for the

Quarter Ended June 30, 2003

EXHIBIT INDEX

Exhibit Number	Description

31.1	Certification of Leon O. Moulder, Jr., Pursuant to 18 U.S.C.(S)1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of William C. Brown, Pursuant to 18 U.S.C.(S)1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Leon O. Moulder, Jr., Pursuant to 18 U.S.C.(S)1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of William C. Brown, Pursuant to 18 U.S.C.(S)1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Cautionary Statements