Form 10-Q
period 2003-09-30
MGI PHARMA INC
filed 2003-11-03
CIK 702131

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes   ☒     No   ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $.01 par value	31,558,270 shares
(Class)	(Outstanding at October 29, 2003)

MGI PHARMA, INC.

FORM 10-Q INDEX

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

MGI PHARMA, INC.

BALANCE SHEETS

(unaudited)

	December 31, 2002	September 30, 2003
ASSETS

Current assets:
Cash and cash equivalents	$52,933,393	$154,920,675
Short-term marketable investments	7,539,508	10,036,827
Receivables, less contractual allowances and bad debt of $403,153 and $3,953,056	2,748,821	8,057,481
Inventories	1,779,413	2,037,493
Prepaid expenses	448,559	1,255,989

Total current assets	65,449,694	176,308,465

Equipment, furniture and leasehold improvements, at cost less accumulated depreciation of $2,121,915 and $2,852,981	3,110,938	3,079,875

Long-term marketable investments	—	37,681,658

Long-term equity investment	6,800,000	6,800,000

Intangible assets, at cost less accumulated amortization of $2,462,455 and $3,348,939	4,629,415	3,742,931

Other assets	490,329	487,986

Total assets	$80,480,376	$228,100,915

(Continued)

BALANCE SHEETS

(Unaudited)

	December 31, 2002	September 30, 2003
LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$1,904,297	$4,711,313
Accrued expenses	8,431,446	9,754,889
Deposit payable	4,300,000	—
Deferred revenue	794,383	245,000
Other current liabilities	20,138	320,894

Total current liabilities	15,450,264	15,032,096

Noncurrent liabilities:
Convertible debt, face value of $21,000,000 net of unamortized warrant and issuance costs of $1,708,851 and $1,448,178	19,291,149	19,551,822
Deferred revenue	9,033,839	2,257,500
Other noncurrent liabilities	101,589	123,984

Total noncurrent liabilities	28,426,577	21,933,306

Total liabilities	43,876,841	36,965,402

Stockholders’ equity:
Preferred stock, 10,000,000 authorized and unissued shares	—	—
Common stock, $.01 par value, 70,000,000 authorized shares, 25,236,906 and 31,526,816 issued and outstanding shares	252,369	315,268
Additional paid-in capital	195,919,707	375,317,257
Unearned compensation - restricted stock	(128,756)	(36,718)
Accumulated deficit	(159,439,785)	(184,460,294)

Total stockholders’ equity	36,603,535	191,135,513

Total liabilities and stockholders’ equity	$80,480,376	$228,100,915

See accompanying notes to financial statements.

MGI PHARMA, INC.

STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2003	2002	2003
Revenues:
Sales	$8,223,368	$14,092,004	$18,174,858	$28,763,991
Licensing	824,196	7,109,046	2,361,806	9,065,641

	9,047,564	21,201,050	20,536,664	37,829,632

Costs and Expenses:
Cost of sales	950,202	2,736,651	2,392,531	4,460,940
Selling, general and administrative	6,639,489	14,545,515	21,150,169	34,747,146
Research and development	4,508,089	15,223,561	18,562,483	22,855,816
Amortization	295,495	295,495	886,484	886,484

	12,393,275	32,801,222	42,991,667	62,950,386

Loss from operations	(3,345,711)	(11,600,172)	(22,455,003)	(25,120,754)

Interest income	400,798	429,193	963,472	848,417
Interest expense	—	(249,391)	—	(748,172)

Net loss	$(2,944,913)	$(11,420,370)	$(21,491,531)	$(25,020,509)

Net loss per common share:
Basic	$(0.12)	$(0.40)	$(0.86)	$(0.94)

Assuming dilution	$(0.12)	$(0.40)	$(0.86)	$(0.94)

Weighted average number of common shares outstanding:
Basic	25,163,613	28,687,264	25,087,416	26,488,273

Assuming dilution	25,163,613	28,687,264	25,087,416	26,488,273

See accompanying notes to financial statements.

MGI PHARMA, INC.

STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2002	2003
OPERATING ACTIVITIES:
Net loss	$(21,491,531)	$(25,020,509)
Adjustments for non-cash items:
Depreciation and intangible amortization	1,534,394	1,617,550
Benefit plan contribution	321,835	397,078
Amortization of non-cash financing charges	—	272,340
Amortization of restricted stock expense	49,737	83,620
Deferred rent	37,275	22,395
Noncash consulting payments	7,500	17,500
Stock option term modification	214,744	—
Other	791	—
Change in operating assets and liabilities:
Receivables	(885,698)	(5,400,055)
Inventories	(19,456)	(258,080)
Prepaid expenses	(400,360)	(807,430)
Accounts payable and accrued expenses	(3,621,550)	4,627,291
Deferred revenue	(595,788)	(7,325,722)
Other current liabilities	188,250	300,756

Net cash used in operating activities	(24,659,857)	(31,473,266)

INVESTING ACTIVITIES:
Purchase of investments	(4,923,608)	(45,242,384)
Maturity of investments	18,833,181	5,063,407
Acquisition of Hexalen® capsules	(1,200,000)	—
Purchase of equipment, furniture and leasehold improvements	(591,606)	(700,003)
Other	(60,187)	2,343

Net cash provided by (used in) investing activities	12,057,780	(40,876,637)

FINANCING ACTIVITIES:
Proceeds from issuance of shares, net	—	168,581,477
Restricted cash	4,000,000	—
Payment of deposit payable	—	(4,300,000)
Receipt of deposit payable	550,000	—
Issuance of shares under stock plans	375,040	10,055,708

Net cash provided by financing activities	4,925,040	174,337,185

Increase (decrease) in cash and cash equivalents	(7,677,037)	101,987,282

Cash and cash equivalents at beginning of period	40,699,408	52,933,393

Cash and cash equivalents at end of period	$33,022,371	$154,920,675

Supplemental disclosure of cash information:
Cash paid for income taxes	$6,245	$3,750
Cash paid for interest	$0	$315,000

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

We promote products directly to physician specialists in the United States using our own sales force. These products include Aloxi™ (palonosetron hydrochloride) injection, Salagen® Tablets (pilocarpine hydrochloride), and Hexalen® (altretamine) capsules. Aloxi was approved by the U.S. Food and Drug Administration on July 25, 2003, for the treatment of acute and delayed chemotherapy-induced nausea and vomiting. We began selling Aloxi in September 2003. We obtained exclusive U.S and Canadian license and distribution rights to Aloxi from Helsinn Healthcare SA in April 2001.

Salagen Tablets are approved in the United States for two indications: the symptoms of dry mouth associated with radiation treatment in head and neck cancer patients and the symptoms of dry mouth associated with Sjögren’s syndrome, an autoimmune disease that damages the salivary glands. Sales of Salagen Tablets in the United States accounted for 73 percent of our product sales during the first nine months of 2003. Hexalen capsules is an orally administered chemotherapeutic agent approved in the United States for treatment of refractory ovarian cancer patients. We rely on third parties to manufacture our commercialized and development stage products.

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

In August 2003, we completed a sale of 5,060,000 newly issued shares of common stock in a follow-on public offering at $35.50 per share. Our net proceeds, after fees and expenses, were $168,581,477.

Effective July 1, 2003, we adopted EITF 00-21, “Revenue Arrangements with Multiple Deliverables”. EITF 00-21 provides revenue recognition guidance for arrangements with multiple deliverables, and the criteria to determine if items in a multiple deliverable agreement should be accounted for separately. The adoption of EITF 00-21 did not have any impact on the financial position or the result of operations of the Company.

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Accordingly, they do not include all of the footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal, recurring adjustments) considered necessary for fair presentation have been included. Interim results may not be indicative of annual results. Certain prior year amounts have been reclassified to conform to the current year presentation. For further information, refer to the financial statements and footnotes included in the Company’s report on Form 10-K for the year ended December 31, 2002.

(2) Stock Incentive Plans

Under stock incentive plans, designated persons (including officers, directors, employees and consultants) have been or may be granted rights to acquire our common stock. These rights include stock options and other equity rights. At September 30, 2003, shares issued and shares available under stock incentive plans are as follows:

	Shareholder Approved Plans	Other Plans	Total For All Plans
Shares issuable under outstanding options	4,443,126	27,055	4,470,181
Shares available for future issuance	425,374	—	425,374

Total	4,868,500	27,055	4,895,555

Average exercise price for outstanding options	$15.66	$10.14	$15.63

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2003	2002	2003
Net loss, as reported	$(2,944,913)	$(11,420,370)	$(21,491,531)	$(25,020,509)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(1,806,538)	(2,823,814)	(5,204,479)	(5,686,991)

Pro forma net loss	($4,751,451)	($14,244,184)	($26,696,010)	($30,707,500)

Net loss per common share:
As reported basic and diluted	$(0.12)	$(0.40)	$(0.86)	$(0.94)
Pro forma basic and diluted	$(0.19)	$(0.50)	$(1.06)	$(1.16)

	2002	2003	2002	2003
Expected dividend yield	0%	0%	0%	0%
Risk-free interest rate	2.70%	2.82%	2.70%	2.71%
Annualized volatility	0.80	0.70	0.80	0.72
Expected life, in years	5	5	5	5

(3) Loss Per Common Share

Loss per share for the three-month and nine-month periods ended September 30, 2002 and 2003 is based on weighted average shares outstanding as summarized in the following table:

Three months ended September 30	2002	2003
Weighted-average shares - basic	25,163,613	28,687,264
Effect of dilutive stock options	—	—
Effect of convertible debt	—	—

Weighted-average shares - assuming dilution	25,163,613	28,687,264

Nine months ended September 30	2002	2003
Weighted-average shares - basic	25,087,416	26,488,273
Effect of dilutive stock options	—	—
Effect of convertible debt	—	—

Weighted-average shares - assuming dilution	25,087,416	26,488,273

Potentially dilutive securities, which are excluded from the calculation because their inclusion in a calculation of net loss per share would have been antidilutive, include options for 4,115,657 and 4,470,181 shares of common stock for 2002 and 2003, respectively, and convertible debt and warrants for 2,971,428 shares of common stock in 2003.

(4) Marketable Investments

Marketable investments consist of held-to-maturity investments and are stated at amortized cost, which approximates fair value. Short-term marketable investments at December 31, 2002 and September 30, 2003 are summarized in the following table:

	2002	2003
Corporate notes	$4,458,921	$10,036,827
Certificates of deposit	3,080,587	—

	$7,539,508	$10,036,827

Long-term marketable investments of $37,681,658 at September 30, 2003 consist of corporate notes.

(5) Inventories

Inventories at December 31, 2002 and September 30, 2003 are summarized as follows:

	2002	2003
Raw materials and supplies	$89,757	$51,473
Work in process	520,092	489,656
Finished products	1,169,564	1,496,364

	$1,779,413	$2,037,493

Inventories are stated at the lower of cost or market. Cost is determined on a first-in, first-out basis.

(6) Accrued Expenses

Accrued expenses at December 31, 2002 and September 30, 2003 are summarized as follows:

	2002	2003
Bonuses	$1,540,439	$2,263,187
Sales allowances and rebates	459,415	1,553,563
Product development commitments	1,717,380	1,299,996
Product return accrual	1,109,913	1,277,281
Other accrued expenses	3,604,299	3,360,862

	$8,431,446	$9,754,889

(7) Convertible Debt

Convertible debt, which is stated at face value less unamortized warrant and issuance costs, at December 31, 2002 and September 30, 2003 is summarized as follows:

	2002	2003
Convertible notes	$21,000,000	$21,000,000
Warrants	(1,659,838)	(1,406,642)
Issuance costs	(49,013)	(41,536)

	$19,291,149	$19,551,822

(8) Stockholders’ Equity

Changes in selected stockholders’ equity accounts for the nine months ended September 30, 2003 were as follows:

	Common Stock		Additional paid-in capital	Unearned compensation - restricted stock
	Shares	Par value
Balance at December 31, 2002	25,236,906	$252,369	$195,919,707	$(128,756)
Issuance of shares	5,060,000	50,600	168,530,877	—
Exercise of stock options	1,078,788	10,787	9,697,618	—
Employee retirement plan contribution	101,430	1,014	892,896	—
Employee stock purchase plan	53,762	538	346,765
Cancel restricted stock	(3,634)	(36)	(91,359)	—
Restricted stock expense	(1,220)	(12)	(8,406)	92,038
Other issuances	784	8	29,159	—

Balance at September 30, 2003	31,526,816	$315,268	$375,317,257	$(36,718)

In August 2003, we completed a sale of 5,060,000 newly issued shares of common stock in a follow-on public offering at $35.50 per share. Our net proceeds, after fees and expenses, were $168,581,477.

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

(9) Leases

We lease office space under noncancellable lease agreements that contain renewal options and require us to pay operating costs, including property taxes, insurance and maintenance. In January 2001, we executed a lease agreement for new office space. At September 30, 2003, we have an accrual of $292,087 for lease obligations for the former office space in excess of estimated sublease rental income. Gross future minimum lease payments under noncancellable leases, including both the current and former office spaces, are as follows:

Remainder of 2003	$467,000
2004	1,879,000
2005	1,754,000
2006	1,482,000
2007	1,504,000
Thereafter	630,000
Less: Expected receipts on sublease	(551,000)

$7,165,000

(10)	Licensing

In April 2001, MGI obtained the exclusive U.S. and Canadian oncology license and distribution rights for Aloxi (palonosetron hydrochloride) injection, a drug then under development, from Helsinn Healthcare SA. Aloxi is a 5-HT3 receptor antagonist with an extended duration of activity for the prevention of chemotherapy-induced nausea and vomiting. Aloxi was approved by the U.S Food and Drug Administration on July 25, 2003. All of the required $38 million of upfront and milestone payments were recognized as research and development expense, and paid as follows:

Payment Description	Date Paid	Amount
Letter of intent deposit	October 2000	$5,000,000
Execution of agreement *	April 2001	6,000,000
Time based	October 2001	2,000,000
FDA meeting	April 2002	4,000,000
Application filing	December 2002	10,000,000
Application approval	August 2003	11,000,000

		$38,000,000

*	One-half was paid in cash and one-half by delivery of our common stock.

In the first quarter of 2003, Dainippon Pharmaceutical Co. Ltd. and MGI agreed to terminate their license to develop and commercialize the acylfulvenes in Japan effective August 2003. MGI repaid $4.3 million of deposit payments in cash in August 2003. Since MGI has no future obligations to Dainippon after termination, MGI amortized $7,141,972 of deferred revenue into licensing revenue during 2003 related to the previously received non-refundable payments, of which $6,867,280 was recognized in the third quarter of 2003.

(11)	Research and Development Expense

Research and development expense for the three-month and nine-month periods ended September 30, 2002 and 2003 consists of the following:

Three months ended September 30	2002	2003
License fees	$50,000	$11,050,000
Other research and development	4,458,089	4,173,561

	$4,508,089	$15,223,561

Nine months ended September 30	2002	2003
License fees	$4,050,000	$11,050,000
Other research and development	14,512,483	11,805,816

	$18,562,483	$22,855,816

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

We promote products directly to physician specialists in the United States using our own sales force. These products include Aloxi™ (palonosetron hydrochloride) injection, Salagen® Tablets (pilocarpine hydrochloride), and Hexalen® (altretamine) capsules. Aloxi was approved by the U.S. Food and Drug Administration on July 25, 2003, for the treatment of acute and delayed chemotherapy-induced nausea and vomiting. We began selling Aloxi in September 2003. We obtained exclusive U.S and Canadian license and distribution rights to Aloxi from Helsinn Healthcare SA in April 2001.

Salagen Tablets are approved in the United States for two indications: the symptoms of dry mouth associated with radiation treatment in head and neck cancer patients and the symptoms of dry mouth associated with Sjögren’s syndrome, an autoimmune disease that damages the salivary glands. Sales of Salagen Tablets in the United States accounted for 73 percent of our product sales during the first nine months of 2003. Hexalen capsules is an orally administered chemotherapeutic agent approved in the United States for treatment of refractory ovarian cancer patients. We rely on third parties to manufacture our commercialized and development stage products.

In August 2003, we completed a sale of 5,060,000 newly issued shares of common stock in a follow-on public offering at $35.50 per share. Our net proceeds, after fees and expenses, were $168,581,477.

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

Results of Operations

Revenues

Sales: Sales revenue increased 71 percent from $8,223,368 in the third quarter of 2002 to $14,092,004 in the third quarter of 2003, and increased 58 percent from $18,174,858 in the first nine months of 2002 to $28,763,991 in the first nine months of 2003. The increases in sales revenue are due to revenue from Aloxi, which we began selling in September 2003, and increased revenue from Salagen Tablets. As is common in the pharmaceutical industry, our domestic sales are made to pharmaceutical wholesalers for further distribution through pharmacies to the ultimate consumers of our products.

We began selling Aloxi in September 2003, following its approval by the U.S. Food and Drug Administration in July 2003. We recognized $4.9 million in Aloxi net sales revenue in the third quarter of 2003, representing the initial stocking of the product.

As previously reported, Salagen sales in the first half of 2002 were negatively impacted due to substantial distribution channel inventory increases that occurred during 2001. Given this, as well as modest distribution channel inventory increases that occurred in the second and third quarters of 2003, the 2003 Salagen sales revenue increases are greater than the underlying growth of Salagen patient demand. Patient demand for Salagen Tablets, as measured by total prescriptions, has grown approximately 1.4 percent during the annual period ended September 30, 2003 as compared to the comparable prior annual period. Sales of Salagen Tablets in the United States provided 87 percent and 73 percent of our sales revenue in the first nine months of 2002 and 2003, respectively. We expect sales revenue for our currently marketed products in 2003, including Aloxi, to range from $37 million to $39 million. Sales revenue for Aloxi is expected to range from $50 million to $55 million for the first 12-month period following its September 2003 launch.

Licensing: Licensing revenue increased 763 percent from $824,196 in the third quarter of 2002 to $7,109,046 in the third quarter of 2003, and increased 284 percent from $2,361,806 in the first nine months of 2002 to $9,065,641 in the first nine months of 2003. Licensing revenue is a combination of deferred revenue amortization that is recognized over the term of the underlying arrangement and royalties that are recognized when the related sales occur. The increases from 2002 to 2003 reflect increased amortization of deferred license revenue related to our license agreement with Dainippon Pharmaceutical Co. Ltd.

In the first quarter of 2003, Dainippon Pharmaceutical Co. Ltd. and MGI agreed to terminate their collaborative acylfulvene license agreement in August 2003. Since MGI has no future obligations to Dainippon after termination, all remaining unamortized licensing revenue for Dainippon was amortized into license revenue in 2003. For 2003, we amortized $7,141,972 of deferred revenue into licensing revenue related to previously received non-refundable license fees from Dainippon, of which $6,867,280 was recognized in the third quarter of 2003.

Future licensing revenue will fluctuate from quarter to quarter depending on the level of recurring royalty generating activities and changes in amortization of deferred revenue, including the initiation or termination of licensing arrangements. We expect licensing revenue for 2003, including the recognition of approximately $7.1 million related to the Dainippon agreement, to be approximately $9.5 million, and to range from $2 million to $3 million in 2004.

Costs and Expenses

Cost of sales: Cost of sales as a percent of sales was 12 percent for the third quarter of 2002 and 19 percent for the third quarter of 2003. Cost of sales as a percent of sales was 13 percent for the first nine months of 2002 and 16 percent for the first nine months of 2003. The increase in cost of sales as a percentage of sales is a result of sales of Aloxi, which began in September 2003. Cost of sales may vary from quarter to quarter, depending on the product mix and production costs. We believe that cost of sales for 2003 will be approximately 18 percent.

Selling, general and administrative: Selling, general and administrative expenses increased 119 percent from $6,639,489 in the third quarter of 2002 to $14,545,515 in the third quarter of 2003, and increased 64 percent from $21,150,169 in the first nine months of 2002 to $34,747,146 in the first nine months of 2003. The increase is primarily a result of increased expenditures for the launch of Aloxi in September 2003, and its continued commercialization. We expect selling, general and administrative expense for 2003 to be approximately $49 million.

Research and development: Research and development expense increased 238 percent from $4,508,089 in the third quarter of 2002 to $15,223,561 in the third quarter of 2003, and increased 23 percent from $18,562,483 in the first nine months of 2002 to $22,855,816 in the first nine months of 2003. In conjunction with the license for Aloxi, we expensed a $4 million milestone payment upon achievement of the pre-NDA meeting in the second quarter of 2002, and expensed an $11 million milestone payment upon FDA approval in the third quarter of 2003. Exclusive of all licensing payments, research and development expense decreased six percent from $4,458,089 in the third quarter of 2002 to $4,173,561 in the third quarter of 2003, and decreased 19 percent from $14,512,483 in the first nine months of 2002 to $11,805,816 in the first nine months of 2003. The decreases primarily represent decreased spending on the development of irofulven. In April 2002, we stopped enrollment in our Phase 3 trial of irofulven in advanced-stage, gemcitabine-refractory pancreatic cancer patients. Development of irofulven continues in a series of clinical trials designed to evaluate the efficacy and safety of irofulven administered as a single chemotherapy agent and in combination with marketed chemotherapy agents for the treatment of patients with solid tumor cancers who are generally refractory to current therapies. We expect research and development expense for 2003 to range from $27 million to $29 million, including the $11 million non-recurring license payment paid to Helsinn for the approval of Aloxi.

Interest Income

Interest income increased 7 percent from $400,798 in the third quarter of 2002 to $429,193 in the third quarter of 2003, but decreased 12 percent from $963,472 in the first nine months of 2002 to $848,417 in the first nine months of 2003. The quarterly increase is due to an increase in the average amount of funds available for investment, resulting from the $168,581,000 in net proceeds from the August 2003 follow-on public offering. Investment yields in 2003 were lower than in 2002, contributing to the decrease in interest income for the nine-month period. Interest income for 2003 will fluctuate depending on the timing of cash flows and changes in interest rates for marketable securities.

Interest Expense

We recognized interest expense of $249,391 in the third quarter of 2003 and $748,172 in the first nine months of 2003 related to our issuance of convertible debt in the fourth quarter of 2002. We did not have any debt or interest expense in the third quarter or first nine months of 2002. We expect interest expense for 2003 to be approximately $1 million, of which $630,000 will be paid using cash. The non-cash portion of interest expense is primarily related to the issuance of warrants in conjunction with the issuance of our convertible debt.

Tax Expense

There is no provision for tax expense in the first nine months of 2002 or the first nine months of 2003 due to the net loss of $36 million in 2002, and a projected net loss in 2003. Our ability to achieve profitable operations is dependent upon our successful commercialization of Aloxi, among other things, and therefore, we continue to maintain a valuation allowance against our deferred tax asset.

Net Loss

We had a net loss of $2,944,913 for the third quarter of 2002, and a net loss of $11,420,370 for the third quarter of 2003. We had a net loss of $21,491,531 for the first nine months of 2002, and a net loss of $25,020,509 for the first nine months of 2003. The increased net loss from the third quarter of 2002 to the third quarter of 2003 reflects a 134 percent increase in revenues from 2002 to 2003, and a 165 percent increase in costs and expenses from 2002 to 2003. The increased net loss from the first nine months of 2002 to the first nine months of 2003 reflects an 84 percent increase in revenues from 2002 to 2003, and a 46 percent increase in costs and expenses from 2002 to 2003. We expect our net loss for 2003 to be approximately $37 million, including product contribution from Aloxi.

Liquidity and Capital Resources

At September 30, 2003, we had cash and marketable investments of $202,639,160 and working capital of $161,276,369, compared with $60,472,901 and $49,999,430, respectively, at December 31, 2002. For the nine-month period ended September 30, 2003, we received $168,581,477 in cash from the issuance of 5,060,000 shares of common stock in a follow-on public offering, and $10,055,708 in cash from issuance of shares under stock award plans. We used $31,473,266 of cash to fund our operating activities, repaid a $4,300,000 deposit to Dainippon as a result of the termination of our license agreement, and purchased $700,003 in equipment and furniture.

Significant cash use in 2003 will be required to fund operating activities. Substantial amounts of capital are required for our pharmaceutical development and commercialization efforts. For continued development and commercialization of our product candidates and marketed products, and the acquisition and development of additional product candidates, we plan to utilize cash provided from product sales, collaborative arrangements and existing liquid assets, plus we may seek other sources of funding, including additional equity or debt issuances as appropriate. We expect annual cash use for 2003 to be approximately $40 million to fund operations, including cash required to launch and promote Aloxi. We have no arrangements or operating covenants that would trigger acceleration of our lease obligations or long-term liabilities.

Our liquidity is affected by a variety of factors, including sales of our products, the pace of our research and development programs, the in-licensing of new products and our ability to raise additional debt or equity capital. As identified in our risk factors, adverse changes that affect our future demand for our marketed products, continued access to the capital markets, and continued development and expansion of our product candidates would affect our longer-term liquidity. We believe we have sufficient liquidity and capital resources to fund operations for at least the next 12 months. Our future, noncancellable, contractual commitments, are summarized in the following table:

	Remainder of 2003	2004	2005	2006	2007	Thereafter	Total
Operating lease payments	$467,000	$1,879,000	$1,754,000	$1,482,000	$1,504,000	$630,000	$7,716,000
Convertible debt	—	—	—	—	21,000,000	—	21,000,000

Total	$467,000	$1,879,000	$1,754,000	$1,482,000	$22,504,000	$630,000	$28,716,000

Cautionary Statement

This document contains forward-looking statements within the meaning of federal securities laws that may include statements regarding intent, belief or current expectations of our Company and our management. These forward-looking statements are not guarantees of future performance and involve a number of risks and uncertainties that may cause our actual results to differ materially from the results discussed in these statements. Factors that might affect our results include, but are not limited to, the successful commercialization of Aloxi in the United States, continued sales of our other marketed products, the ability of our product candidates to be proven safe and effective in humans, to receive marketing authorizations from regulatory authorities and to ultimately compete successfully with other therapies, development or acquisition of additional products, reliance on contract manufacturing, changes in strategic alliances, continued access to capital, and other risks and uncertainties detailed from time to time in our filings with the Securities and Exchange Commission, including Exhibit 99.1 to this Form 10-Q. We do not intend to update any of the forward-looking statements after the date of this Form 10-Q to conform them to actual results.

Item 3.

Quantitative and Qualitative Disclosure About Market Risk

Our operations are not subject to risks of material foreign currency fluctuations, nor do we use derivative financial instruments in our treasury practices. We place our marketable investments in instruments that meet high credit quality standards, as specified in our investment policy guidelines. We do not expect material losses with respect to our investment portfolio or exposure to market risks associated with interest rates. The impact on our net loss as a result of a one-percentage point change in short-term interest rates would be approximately $1,650,000 annually based on our cash, cash equivalents and marketable investment balances at September 30, 2003.

Item 4.

Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our President and Chief Executive Officer, Leon O. Moulder, Jr., and our Executive Vice President and Chief Financial Officer, William C. Brown, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period (the “Evaluation Date”) covered by this quarterly report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective in timely alerting them to the material information relating to us required to be included in our periodic SEC filings.

(b) Changes in Internal Controls Over Financial Reporting

During the period covered by this report, there were no significant changes made in our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that materially affected or are reasonable likely to materially affect our internal controls over financial reporting.

MGI PHARMA, INC.

PART II – OTHER INFORMATION

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

Item 6. Exhibits and Reports on Form 8-K

(a) LISTING OF EXHIBITS:

Exhibit Number	Description

3.1	Second Amended and Restated Articles of Incorporation (Incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form10-Q for the quarter ended June 30, 2002).

3.2	Restated Bylaws of the Company, as amended to date (Incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form10-Q for the quarter ended June 30, 1998).

4.1	Specimen certificate for shares of Common Stock of the Company (Incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998).

4.2	Rights Agreement, dated as of July 14, 1998, between the Company and Norwest Bank, Minnesota, N.A. (including the form of Rights Certificate attached as Exhibit B thereto) (Incorporated by reference to Exhibit 1 to the Company’s Registration Statement on Form 8-A, filed July 15, 1998).

4.3	First Amendment to Rights Agreement, dated March 14, 2000, between the Company and Norwest Bank, Minnesota, N.A. (Incorporated by reference to Exhibit 2 to the Company’s Registration Statement on Form 8-A/A-1, filed March 20, 2000).

4.4	Form of Convertible Subordinated Promissory Notes issued to Deerfield Partners, L.P. and Deerfield International Limited on December 2,2002 (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on December 4, 2002).

4.5	Form of Common Stock Purchase Warrants issued to Deerfield Partners, L.P. and Deerfield International Limited on December 2, 2002(Incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on December 4, 2002).

31.1	Certification of Leon O. Moulder, Jr. Pursuant to 18 U.S.C. (S) 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of William C. Brown Pursuant to 18 U.S.C. (S) 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Leon O. Moulder, Jr. Pursuant to 18 U.S.C. (S) 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of William C. Brown Pursuant to 18 U.S.C. (S) 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Cautionary Statements

(b)	REPORTS ON FORM 8-K

The Company “furnished” (in accordance with Item 12 of Form 8-K) a report on Form 8-K on July 16, 2003 to report under Items 7 and 9 its results of operations and financial condition for the fiscal quarter ended June 30, 2003.

The Company filed a report on Form 8-K on July 25, 2003 to report under Items 5 and 7 the approval of Aloxi™ by the U.S. Food and Drug Administration.

The Company filed a report on Form 8-K on July 28, 2003 to report under Items 5 and 7 that its shelf registration to offer 4,600,000 shares of common stock was declared effective by the Securities and Exchange Commission.

The Company filed a report on Form 8-K on August 8, 2003 to report under Items 5 and 7 the sale of 5,060,000 shares of common stock in a follow-on public offering.

The Company “furnished” (in accordance with Item 12 of Form 8-K) a report on Form 8-K on September 9, 2003 to report under Item 9 the commencement of shipments of Aloxi™.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MGI PHARMA, INC.

Date: October 30, 2003	By:	/s/ William C. Brown
William C. Brown,
Executive Vice President and Chief Financial Officer
(principal financial and accounting officer, and duly authorized officer)

MGI PHARMA, INC.

Quarterly Report on Form 10-Q

for the

Quarter Ended September 30, 2003

EXHIBIT INDEX

Exhibit Number	Description

3.1	Second Amended and Restated Articles of Incorporation (Incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form10-Q for the quarter ended June 30, 2002).

3.2	Restated Bylaws of the Company, as amended to date (Incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form10-Q for the quarter ended June 30, 1998).

4.1	Specimen certificate for shares of Common Stock of the Company (Incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998).

4.2	Rights Agreement, dated as of July 14, 1998, between the Company and Norwest Bank, Minnesota, N.A. (including the form of Rights Certificate attached as Exhibit B thereto) (Incorporated by reference to Exhibit 1 to the Company’s Registration Statement on Form 8-A, filed July 15, 1998).

4.3	First Amendment to Rights Agreement, dated March 14, 2000, between the Company and Norwest Bank, Minnesota, N.A. (Incorporated by reference to Exhibit 2 to the Company’s Registration Statement on Form 8-A/A-1, filed March 20, 2000).

4.4	Form of Convertible Subordinated Promissory Notes issued to Deerfield Partners, L.P. and Deerfield International Limited on December 2,2002 (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on December 4, 2002).

4.5	Form of Common Stock Purchase Warrants issued to Deerfield Partners, L.P. and Deerfield International Limited on December 2, 2002(Incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on December 4, 2002).

31.1	Certification of Leon O. Moulder, Jr., Pursuant to 18 U.S.C.(S)1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of William C. Brown, Pursuant to 18 U.S.C.(S)1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Leon O. Moulder, Jr., Pursuant to 18 U.S.C.(S)1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of William C. Brown, Pursuant to 18 U.S.C.(S)1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Cautionary Statements