Form 10-Q
period 2004-03-31
MGI PHARMA INC
filed 2004-05-10
CIK 702131

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $.01 par value	35,216,321 shares
(Class)	(Outstanding at May 5, 2004)

MGI PHARMA, INC.

FORM 10-Q INDEX

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

MGI PHARMA, INC.

BALANCE SHEETS

(unaudited)

	March 31, 2004	December 31, 2003
ASSETS

Current assets:
Cash and cash equivalents	$347,264,002	$116,570,518
Short-term marketable investments	22,153,916	23,362,898
Restricted marketable investments	5,816,589	—
Receivables, less contractual allowances and bad debt of $5,487,410 and $3,315,399	24,109,171	6,223,964
Inventories	5,998,105	7,437,550
Prepaid expenses	940,691	922,070

Total current assets	406,282,474	154,517,000

Equipment, furniture and leasehold improvements, at cost less accumulated depreciation of $3,331,403 and $3,041,360	2,799,805	2,828,602
Long-term marketable investments	31,319,141	37,819,837
Restricted marketable investments, less current portion	11,264,397	—
Debt issuance costs, less accumulated amortization of $96,168 and $10,799	7,982,054	39,044
Long-term equity investment	3,646,052	3,646,052
Intangible assets, at cost less accumulated amortization of $4,008,866 and $3,667,412	5,312,004	5,653,457
Other assets	54,206	54,206

Total assets	$468,660,133	$204,558,198

(Continued)

BALANCE SHEETS

(Unaudited)

	March 31, 2004	December 31, 2003
LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$5,121,429	$4,039,139
Accrued expenses	16,350,304	21,632,345
Deferred revenue	245,000	245,000
Other current liabilities	633,032	28,910

Total current liabilities	22,349,765	25,945,394

Noncurrent liabilities:
Senior subordinated convertible notes, face value of $348,000,000 and $21,000,000 net of unamortized discount of $87,828,240 as of March 31, 2004 and unamortized warrant costs of $1,322,244 as of December 31, 2003.	260,171,760	19,677,756
Deferred revenue	2,135,000	2,196,250
Other noncurrent liabilities	133,288	128,636

Total noncurrent liabilities	262,440,048	22,002,642

Total liabilities	284,789,813	47,948,036

Stockholders’ equity:
Preferred stock, 10,000,000 authorized and unissued shares	—	—
Common stock, $.01 par value, 70,000,000 authorized shares, 35,143,134 and 31,696,982 issued and outstanding shares	351,431	316,970
Additional paid-in capital	408,023,319	377,664,610
Unearned compensation - restricted stock	(11,496)	(24,129)
Accumulated deficit	(224,492,934)	(221,347,289)

Total stockholders’ equity	183,870,320	156,610,162

Total liabilities and stockholders’ equity	$468,660,133	$204,558,198

See accompanying notes to financial statements.

MGI PHARMA, INC.

STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended March 31,
	2004	2003
Revenues:
Sales	$25,833,634	$6,142,787
Licensing	1,035,536	615,961

	26,869,170	6,758,748

Costs and expenses:
Cost of sales	7,283,384	770,881
Selling, general and administrative	17,464,875	8,817,980
Research and development	5,015,677	3,459,569
Amortization	341,454	295,494

	30,105,390	13,343,924

Loss from operations	(3,236,220)	(6,585,176)

Interest income	815,193	206,628
Interest expense	(724,618)	(249,391)

Net loss	$(3,145,645)	$(6,627,939)

Net loss per common share:
Basic	$(0.09)	$(0.26)

Assuming dilution	$(0.09)	$(0.26)

Weighted average number of common shares outstanding:
Basic	34,272,729	25,320,138
Diluted	34,272,729	25,320,138

See accompanying notes to financial statements.

MGI PHARMA, INC.

STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2004	2003
OPERATING ACTIVITIES:
Net loss	$(3,145,645)	$(6,627,939)
Adjustments for non-cash items:
Depreciation and intangible amortization	637,006	513,204
Benefit plan contribution	208,736	143,313
Amortization of non-cash financing charges	208,618	91,891
Amortization of restricted stock expense	12,254	39,617
Deferred rent	4,651	9,716
Noncash consulting payments	7,500	5,000
Other	2,749	—
Change in operating assets and liabilities:
Receivables	(17,885,207)	(104,652)
Inventories	1,439,445	297,063
Prepaid expenses	(18,621)	(921,782)
Accounts payable and accrued expenses	(3,513,610)	(1,553,951)
Deferred revenue	(61,250)	(198,596)
Other current liabilities	604,122	190,197

Net cash used in operating activities	(21,499,252)	(8,116,919)

INVESTING ACTIVITIES:
Purchase of investments	(32,421,932)	—
Maturity of investments	40,131,610	3,089,679
Purchase of equipment, furniture and leasehold improvements	(269,505)	(123,331)

Net cash provided by investing activities	7,440,173	2,966,348

FINANCING ACTIVITIES:
Restricted marketable securities held by trustee for debt service	(17,080,986)	—
Issuance of shares under stock plans	5,890,011	101,786
Proceeds of debt offering	260,171,760	—
Issuance costs of debt offering	(8,078,222)	—
Issuance of shares through stock purchase warrant exercise	3,850,000	—

Net cash provided by financing activities	244,752,563	101,786

Increase (decrease) in cash and cash equivalents	230,693,484	(5,048,785)

Cash and cash equivalents at beginning of period	116,570,518	52,933,393

Cash and cash equivalents at end of period	$347,264,002	$47,884,608

Supplemental disclosure of cash information:
Cash paid for interest	$0	$0

See accompanying notes to financial statements.

MGI PHARMA, INC.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

(1) Basis of Presentation

In the opinion of management, the accompanying Unaudited Financial Statements (“financial statements”) of MGI PHARMA, INC. (“MGI” or “Company”) have been prepared on a consistent basis with the December 31, 2003 audited financial statements and include all adjustments, consisting of only normal recurring adjustments, necessary to fairly present the information set forth therein. The financial statements have been prepared in accordance with the regulations of the SEC, and, therefore, omit certain information and footnote disclosure necessary to present the statements in accordance with generally accepted accounting principles. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, which was filed with the SEC on February 24, 2004. Certain amounts reported in previous periods have been reclassified to conform to the current period presentation. The results of operations for the first three months of 2004 are not necessarily indicative of the results to be expected for the entire fiscal year.

Accounting Policies:

In preparing the financial statements in conformity with accounting principles generally accepted in the United States of America, management must make decisions that impact the reported amounts and the related disclosures. Such decisions include the selection of the appropriate accounting principles to be applied and the assumptions on which to base accounting estimates. In reaching such decisions, management applies judgments based on its understanding and analysis of the relevant circumstances, historical experience, and actuarial valuations. Actual amounts could differ from those estimated at the time the financial statements are prepared. Note 1 to the financial statements in the Company’s Annual Report on Form 10-K provides a summary of the significant accounting policies followed in the preparation of the financial statements. Other footnotes in the Company’s Annual Report on Form 10-K describe various elements of the financial statements and the assumptions made in determining specific amounts.

Recent Accounting Pronouncements:

FIN 46, “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51,” requires companies to consolidate certain types of variable interest entities. A variable interest entity is an entity that has inadequate invested equity at risk to meet expected future losses, or whose holders of the equity investments lack any of the following three characteristics: (i) the ability to make decisions about the entity’s activities; (ii) the obligation to absorb the entity’s losses if they occur; (iii) the right to receive the entity’s future returns if they occur. The provisions of the interpretation are effective for financial statements issued for the first period ending after December 15, 2003, or March 15, 2004, depending on the nature of the variable interest entity. The adoption of FIN46 did not have any impact on our financial position or results of operations.

(2) Stock Incentive Plans

Under stock incentive plans, designated persons (including officers, directors, employees and consultants) have been or may be granted rights to acquire our common stock. These rights include stock options and other equity rights. At March 31, 2004, shares issued and shares available under stock incentive plans are as follows:

	Shareholder Approved Plans	Other Plans	Total For All Plans
Shares issuable under outstanding options	3,973,538	20,308	3,993,846
Shares available for future issuance	290,146	—	290,146

Total	4,263,684	20,308	4,283,992

Average exercise price for outstanding options	$17.38	$10.47	$17.35

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

	Three Months Ended March 31,
	2004	2003
Net loss, as reported	$(3,145,645)	$(6,627,939)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(3,097,722)	(1,244,286)

Pro forma net loss	$(6,243,367)	$(7,872,225)

Net loss per common share:
As reported basic and diluted	$(0.09)	$(0.26)
Pro forma basic and diluted	$(0.18)	$(0.31)

	2004	2003
Expected dividend yield	0%	0%
Risk-free interest rate	2.99%	2.70%
Annualized volatility	0.80	0.80
Expected life, in years	5	5

(3) Loss Per Common Share

Loss per share for the three-month periods ended March 31, 2004 and 2003 is based on weighted average shares outstanding as summarized in the following table:

Three months ended March 31,	2004	2003
Weighted-average shares - basic	34,272,729	25,320,138
Effect of dilutive stock options	—	—
Effect of convertible debt	—	—

Weighted-average shares - assuming dilution	34,272,729	25,320,138

Potentially dilutive securities, which are excluded from the calculation because their inclusion in a calculation of net loss per share would have been antidilutive, include options for 3,993,846 and 4,333,157 shares of common stock for 2004 and 2003, respectively, and convertible debt and warrants for 2,971,428 shares of common stock in 2003.

As of March 31, 2004, the 4,134,971 shares that would be issued upon conversion of the convertible notes issued on March 2, 2004 are not included in the calculation of diluted net loss per share because all conditions required to permit conversion have not been satisfied (see Note 7).

(4) Marketable Investments

Marketable investments and restricted marketable investments consist of held-to-maturity investments and are stated at amortized cost, which approximates fair value. Short-term marketable investments at March 31, 2004 and December 31, 2003 are summarized in the following table:

	March 31, 2004	December 31, 2003
Corporate notes	$22,153,916	$23,362,898

Total	$22,153,916	$23,362,898

Long-term marketable investments of $31,319,141 as of March 31, 2004 and $37,819,837 as of December 31, 2003 consisted of United States government agencies and corporate notes that mature between June and September of 2005.

	March 31, 2004	December 31, 2003
Corporate notes	$11,277,523	$8,040,660
Government agencies	20,041,618	29,779,177

Total	$31,319,141	$37,819,837

Restricted marketable investments of $17,080,986 at March 31, 2004 consist of United States government agency investments (see note 7).

(5) Inventories

Inventories at March 31, 2004 and December 31, 2003 are summarized as follows:

	2004	2003
Raw materials and supplies	$51,472	$348,087
Work in process	626,807	593,028
Finished products	5,319,826	6,496,435

Total	$5,998,105	$7,437,550

Inventories are stated at the lower of cost or market. Cost is determined on a first-in, first-out basis.

(6) Accrued Expenses

Accrued expenses at March 31, 2004 and December 31, 2003 are summarized as follows:

	2004	2003
Product development commitments	$993,628	$11,056,023
Field sales bonuses	2,324,947	843,000
Other bonuses	731,313	1,297,575
Product return accrual	1,921,349	1,484,638
Lease accrual	215,326	251,011
Retirement plan accruals	413,995	1,572,626
Product administrative fee accrual	4,588,889	1,080,215
Other accrued expenses	5,160,857	4,047,257

Total	$16,350,304	$21,632,345

(7) Convertible Debt

Convertible debt, which is stated at face value less unamortized discount and warrants, at March 31, 2004 and December 31, 2003 is summarized as follows:

	2004	2003
Convertible notes	$348,000,000	$21,000,000
Unamortized discount	(87,828,240)	—
Unamortized warrants	—	(1,322,244)

Total	$260,171,760	$19,677,756

On January 5 and February 6, 2004, an aggregate of 2,571,428 shares of our common stock were issued to Deerfield International Limited and Deerfield Partners, L.P. pursuant to their election to, first partially and then fully, convert our 3% convertible subordinated notes issued in December 2002 for gross proceeds of $21 million. Also on February 6, 2004, the common stock purchase warrants that were issued in connection with that December 2002 financing were exercised. We received $3,850,000 upon the exercise of the warrants and issued 400,000 common shares.

On March 2, 2004, we issued $348 million of senior subordinated convertible notes, or 348,000 notes (“the Notes”). The net proceeds to us were $252.1 million after discount of $87.8 million and issuance costs of $8.1 million. We will pay cash interest on the Notes at the rate of 1.6821% per year on the principal amount at maturity (2.25% per year of the issue price) payable semiannually from September 2, 2004 until March 2, 2011. After March 2, 2011, we will not pay cash interest on the notes prior to maturity at March 2, 2024 and we will begin to amortize the discount as interest expense consistent with the effective interest method. Debt issuance costs are being amortized to interest expense over 7 years.

The Notes are convertible at the option of the holders into shares of our common stock, after June 30, 2004, only under the following circumstances: (1) if the closing sale price of our common stock was more than 120% of the then current conversion price of the Notes for at least 20 trading days in the period of the 30 consecutive trading days ending on the last trading day of the previous calendar quarter (once the forgoing condition is satisfied for any one quarter, then the notes will thereafter be convertible at any time at the option of the holder, through maturity), (2) if we elect to redeem the Notes, (3) upon the occurrence of specified corporate transactions or significant distributions to holders of our common stock occur or (4) subject to certain exceptions, for the five consecutive business day period following any five consecutive trading day period in which the average trading price of the Notes was less than 98% of the average of the sale price of our common stock during such five-day trading period multiplied by the Notes then current conversion rate. Subject to the above conditions, the Notes are convertible into an aggregate of 4,134,971 shares of common stock at an initial conversion price of $62.92 per share of common stock.

At our election, any time after March 1, 2007, we may redeem some or all of the Notes for cash at a redemption price equal to the following, plus accrued and unpaid interest and liquidating damages, if any:

•	March 2, 2007 through March 1, 2008: 101.286% of the note issue price;

•	March 2, 2008 through March 1, 2009: 100.964% of the note issue price;

•	March 2, 2009 through March 1, 2010: 100.643% of the note issue price;

•	March 2, 2010 through March 1, 2011: 100.321% of the note issue price;

•	On or after March 2, 2011: 100% of the accreted principal amount of the notes.

Each holder of the Notes may require us to purchase all or a portion of their Notes for cash on the following dates and purchase prices, plus accrued and unpaid interest and liquidating damages, if any:

•	March 2, 2011 - $747.62 per note;

•	March 2, 2014 - $799.52 per note;

•	March 2, 2019 - $894.16 per note.

In connection with the issuance of the Notes, we pledged marketable investments of $17.1 million as security for the first six scheduled interest payments due on the Notes. At March 31, 2004, $5.8 million was classified as short-term marketable securities due within one year and $11.3 million was classified as long-term due within three years.

We have agreed to file and seek effectiveness of a shelf registration statement for the resale by investors of the Notes and the common stock issuable upon conversion of the Notes. The issuance and sale of the Notes and the subsequent offering of the Notes by the initial purchasers were exempt from the registration provisions of the Securities Act of 1933 pursuant to Section 4(2) of such Act and Rule 144A promulgated thereunder.

(8) Stockholders’ Equity

Changes in selected stockholders’ equity accounts for the three months ended March 31, 2004 were as follows:

	Common Stock
	Shares	Par value	Additional paid-in capital	Unearned compensation - restricted stock
Balance at December 31, 2003	31,696,982	$316,970	$377,664,610	$(24,129)
Conversion of debt	2,571,428	25,713	19,725,448
Exercise of stock purchase warrants	400,000	4,000	3,846,000
Exercise of stock options	455,299	4,553	5,885,458
Employee retirement plan contribution	19,357	194	894,683
Cancel restricted stock	(55)		(379)
Restricted stock expense				12,633
Other issuances	123	1	7,499

Balance at March 31, 2004	35,143,134	$351,431	$408,023,319	$(11,496)

(9) Licensing

In April 2001, we obtained the exclusive United States and Canada oncology license and distribution rights for Aloxi injection from Helsinn Healthcare SA. Aloxi injection is a unique 5-HT3 antagonist and at that time was being developed for the prevention of chemotherapy-induced nausea and vomiting (“CINV”). Aloxi injection was approved for marketing by the FDA on July 25, 2003. Our $11 million upfront obligation was satisfied through a $5 million deposit made upon the execution of the letter of intent in October 2000, $3 million in cash paid in April 2001, and $3 million of our common shares delivered in April 2001. All time-based or performance milestone payments related to Helsinn’s development of Aloxi injection for the prevention of CINV were cash payments as follows: $2 million in October 2001, $4 million in April 2002, $10 million in December 2002 and $11 million in August 2003.

In November 2003, we expanded our exclusive United States and Canada license agreement for Aloxi injection to include the prevention of postoperative nausea and vomiting (“PONV”), an oral Aloxi formulation and extended the term through December 31, 2015 for all of our rights under the expanded agreement. Under the terms of this amendment, we made initial payments to Helsinn totaling $22.5 million and we expect to make additional payments totaling $25 million over the course of the next several years upon achievement of certain development milestones that culminate with the approvals in the United States of Aloxi injection for the prevention of PONV and an oral Aloxi formulation. We will also pay royalties and product supply fees based upon net sales. Helsinn will continue to fund and conduct the majority of development of Aloxi injection for the prevention of PONV and oral Aloxi formulation, and will supply finished product upon commercialization.

(10) Research and Development Expense

Research and development expense for the three-month periods ended March 31, 2004 and 2003 consists of the following:

Three months ended March 31,	2004	2003
License fees	$500,000	$—
Other research and development	4,515,677	3,459,569

Total	$5,015,677	$3,459,569

(11) Subsequent Event

In April 2004, we agreed with MethylGene to terminate the small molecule inhibitor of DNA methyltransferase portion of our license relationship and those rights revert back to MethylGene without any additional payments by either party. We retain rights to MG98, an antisense approach to blocking DNA methyltransferase activity, and any further payment obligations by us are suspended pending completion by MethylGene of a planned clinical trial with MG98. If we resume development of MG98, our financial responsibilities under the License Agreement would also resume.

Item 2.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Business Overview

MGI PHARMA is an oncology-focused biopharmaceutical company that acquires, develops and commercializes proprietary products that meet cancer patient needs. We focus our direct sales efforts solely within the United States and create alliances with other pharmaceutical or biotechnology companies for the commercialization of our products in other countries. Our sole facility is in Bloomington, Minnesota.

We promote products directly to physician specialists in the United States using our own sales force. Our marketed products include AloxiTM (palonosetron hydrochloride) injection, Salagen® Tablets (pilocarpine hydrochloride), and Hexalen® (altretamine) capsules. In the third quarter of 2003, Aloxi injection was approved by the U.S. Food and Drug Administration (“FDA”) for the prevention of acute and delayed chemotherapy-induced nausea and vomiting (“CINV”) and we began promoting Aloxi injection in September 2003. Given the large market in which Aloxi injection competes and its favorable clinical profile, sales of Aloxi injection are expected to substantially exceed 2004 sales of our other current products. We obtained exclusive U.S. and Canadian license and distribution rights to Aloxi injection for CINV from Helsinn Healthcare SA (“Helsinn”) in May 2001. In November 2003, we and Helsinn expanded the agreement to include rights for the prevention of postoperative nausea and vomiting (“PONV”) application of Aloxi injection and an oral Aloxi formulation.

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

Our current product development efforts include preclinical and clinical programs for the acylfulvenes, including irofulven, our novel anti-cancer agent with demonstrated activity in a variety of cancers and a unique mechanism of action. Further, we provide ongoing clinical support of Aloxi injection and Salagen Tablets. Our research and development expense also includes license fees related to Helsinn’s now concluded development of Aloxi injection for CINV and its ongoing development of Aloxi injection for PONV and for an oral Aloxi formulation. We have also funded development of MG98 and inhibitors of DNA methyltransferase for North American markets.

The following table summarizes the principal indications and commercial rights for our currently marketed products and development programs.

Products	Principal Indications		Status	Commercial Rights
Aloxi injection	•	Chemotherapy-induced nausea and vomiting	• Currently marketed	U.S. & Canada: MGI

Salagen Tablets	•	Symptoms of radiation-induced dry mouth in head and neck cancer patients	• Currently marketed	U.S.: MGI Europe: Novartis Canada: Pfizer
	•	Dry mouth, plus dry eyes outside the U.S., in Sjögren’s syndrome patients	• Currently marketed	Rest of World: Various other collaborators

Hexalen capsules	•	Ovarian cancer	• Currently marketed	U.S.: MGI Outside U.S.: Various collaborators

Aloxi injection	•	Post operative nausea and vomiting	• To begin Phase 3	U.S. & Canada: MGI

Oral Aloxi formulation	•	Nausea and vomiting	• To begin Phase 3	U.S. & Canada: MGI

Irofulven	• •	Monotherapy Combination therapy	• Phase 2 • Phases 1 & 2	Worldwide: MGI

Other Acylfulvene Analogs	•	Various cancers	• Preclinical	Worldwide: MGI

MG98	•	Various cancers	• Phase 1	U.S. & Canada: MGI

Our goal is to become a leading oncology-focused biopharmaceutical company serving well-defined markets. The key elements of our strategy are to:

•	Continue to successfully commercialize Aloxi injection for prevention of CINV. We intend to aggressively market Aloxi injection as an enhanced alternative to currently marketed 5-HT3 receptor antagonists indicated for prevention of CINV.

•	Expand the Aloxi franchise by developing Aloxi injection for prevention of PONV and by developing an oral Aloxi formulation for nausea and vomiting. Phase 3 trials of Aloxi injection for prevention of PONV and of an oral Aloxi formulation are expected to initiate in 2004.

•	Selectively add to our product portfolio through various means, including product acquisition, in-licensing, co-promotion or business combinations. We intend to focus our product acquisition efforts on currently marketed pharmaceutical products or product candidates for which we believe we can effectively add value through our commercial and development capabilities.

•	Advance the irofulven clinical program, including initiation of a phase two hormone refractory prostate cancer program during 2004.

Results of Operations

Quarter ended March 31, 2004 compared to March 31, 2003

Revenues

Total revenues in the first quarter of 2004 increased 298% over total revenues in the first quarter of 2003.

	Three Months Ended March 31,
	2004	2003	Change	% Change
Sales:
Aloxi injection	$18,560,958	$—	$18,560,958	N/A
Salagen	6,717,026	5,215,310	1,501,716	29%
Other	555,650	927,477	(371,827)	(40)

Total sales	25,833,634	6,142,787	19,690,847	321

Licensing	1,035,536	615,961	419,575	68

Total revenues	$26,869,170	$6,758,748	$20,110,422	298%

Sales: Sales revenue increased 321% percent in the first quarter of 2004 from the first quarter of 2003.

•	Sales of Aloxi injection, which we began selling in September 2003, are the primary reason for the increase in sales revenue. We recognized $18.6 million in Aloxi injection net sales revenue in the first quarter of 2004, which represented 71.8% of our sales revenue. Continued commercialization of Aloxi injection is expected to result in sales of Aloxi injection representing a greater percentage of our sales revenue in future periods.

•	In the first quarter of 2004, we recognized $6.7 million of Salagen sales, which represented 26% of our sales revenue. In the first quarter of 2003, we recognized $5.2 million in Salagen sales, which represented 85% of our sales revenue. In addition to increased sales of Salagen 5.0mg Tablets, 2004 sales increased due to the launch of Salagen 7.5mg Tablets in the first quarter of 2004. As is common in the pharmaceutical industry, our domestic sales are made to pharmaceutical wholesalers for further distribution through pharmacies to the ultimate consumers of our products.

We expect sales for our currently marketed products for 2004, including Aloxi injection, to range from $142 million to $157 million. Sales for Aloxi injection are expected to range from $115 million to $130 million for 2004.

Licensing: Licensing revenue increased 68% percent to $1,035,536 in the first quarter of 2004 from $615,961 in the first quarter of 2003. Licensing revenue is a combination of deferred revenue amortization that is recognized over the term of the underlying arrangement and royalties that are recognized when the related sales occur. The increase from 2003 to 2004 reflects increased royalties, which increased to $974,285 in the first quarter of 2004 from $318,614 in the first quarter of 2003.

Future licensing revenue will fluctuate from quarter to quarter depending on the level of recurring royalty generating activities and changes in amortization of deferred revenue, including the initiation or termination of licensing arrangements. We expect licensing revenue of approximately $2 million for 2004.

Costs and Expenses

	Three Months Ended March 31,
	2004	2003	Change	% Change
Costs and expenses:
Cost of sales	$7,283,384	$770,881	$6,512,503	845%
Selling, general and administrative	17,464,875	8,817,980	8,646,895	98
Research and development	5,015,677	3,459,569	1,556,108	45
Amortization	341,454	295,494	45,960	16

	$30,105,390	$13,343,924	$16,761,466	126%

Cost of sales: Cost of sales as a percent of sales was 28.2 percent for the first quarter of 2004 and 12.5 percent for the first quarter of 2003. The increase in cost of sales as a percentage of sales is a result of sales of Aloxi injection, which began in September 2003. If Aloxi injection sales continue to represent an increasing percentage of our sales revenue, cost of sales will increase as a percentage of sales. Cost of sales may vary from quarter to quarter, depending on the product mix and production costs. We believe that cost of sales for 2004 will be approximately 30 percent of sales.

Selling, general and administrative: Selling, general and administrative expenses increased 98 percent to $17,464,875 in the first quarter of 2004 from $8,817,980 in the first quarter of 2003. The increase is primarily due to costs associated with the promotion of Aloxi injection. We expect selling, general and administrative expense of approximately $63 million for 2004.

Research and development: Research and development expense increased 45 percent to $5,015,677 in the first quarter of 2004 from $3,459,569 in the first quarter of 2003. The increase primarily represents increased spending on the development of Aloxi products and irofulven. We expect research and development expense for 2004 to be approximately $24 million, including expected license fees that will become due upon Helsinn’s achievement of milestones in the Aloxi development programs.

	Three Months Ended March 31,
	2004	2003	Change	% Change
Interest income	$815,193	$206,628	$608,565	295%
Interest expense	(724,618)	(249,391)	(475,227)	191

	$90,575	$(42,763)	$133,338	312%

Interest Income

Interest income increased 295 percent to $815,193 in the first quarter of 2004 from $206,628 in the first quarter of 2003. The increase is due to an increase in the average amount of funds available for investment, resulting from the $168.6 million in net proceeds from the August 2003 follow-on public offering and the $252.1 million from the March 2004 convertible debt issuance. Interest income for 2004 will fluctuate depending on the timing of cash flows and changes in interest rates for marketable investments.

Interest Expense

Interest expense increased 191 percent to $724,618 in the first quarter of 2004 from $249,391 in the first quarter of 2003. The increase is due to our issuance of convertible debt in March 2004. We expect interest expense for 2004 to be approximately $6.1 million, of which $5.1 million will be paid using cash. The non-cash portion of interest expense is primarily related to the amortization of issuance costs incurred and capitalized in conjunction with the issuance of convertible debt in March 2004.

Tax Expense

There is no provision for tax expense in the first three months of 2004 or the first three months of 2003 due to the net loss of $3.1 million in first quarter 2004, and a net loss of $6.6 million in first quarter 2003. Our ability to achieve profitable operations is dependent upon our successful commercialization of Aloxi injection, among other things, and therefore, we continue to maintain a valuation allowance against our deferred tax assets. If and when it is judged to be more-likely-than-not that we will be able to utilize some or all of our deferred tax assets, the related valuation allowance will be reduced and a tax benefit will be recorded, and the portion of the allowance pertaining to the exercise of stock options will increase additional paid-in capital. For subsequent tax periods, our tax provision would likely reflect normal statutory tax rates and utilization of our deferred tax attributes would reduce our deferred tax asset balance. The timing of when this valuation allowance adjustment will occur is primarily dependent upon significant growth in sales of Aloxi injection and the consequent demonstration of a period of profitability. Given current operating expectations, it is possible that an adjustment to reduce the valuation allowance would occur by 2005.

Net Loss

We had a net loss of $3,145,645 for the first quarter of 2004 and a net loss of $6,627,939 for the first quarter of 2003. The decreased net loss from the first quarter of 2003 to the first quarter of 2004 reflects a 298 percent increase in revenues from 2003 to 2004, and a 130 percent increase in costs and expenses from 2003 to 2004. We expect net income for 2004 to be approximately $9 million.

Liquidity and Capital Resources

At March 31, 2004, we had cash, cash equivalents and marketable investments of $400.7 million and working capital of $383.9 million, compared with $177.8 million and $128.6 million, respectively, at December 31, 2003. A majority of the increase was due to net proceeds of $252.1 million received from the issuance of convertible debt in March 2004.

Net Cash Used in Operating Activities

Net cash used in operations was $21.5 million and $8.1 million for the three months ended March 31, 2004 and 2003, respectively. The increase in cash use was primarily due to an increase in accounts receivable and decreases in accounts payable and accrued expenses, offset by decreases in net loss and inventories. The $17.9 million increase in accounts receivable is a result of increased sales and longer payment terms related to Aloxi injection. We expect receivable balances to increase significantly as a result of increased Aloxi injection sales and credit terms.

Net Cash Provided by Investing Activities

Net cash provided by investing was $7.4 million and $3.0 million for the three months ended March 31, 2004 and 2003, respectively. The increase in cash provided was due to increased maturities of investments.

Net Cash Provided by Financing Activities

Net cash provided by financing was $244.8 million and $0.1 million for the three months ended March 31, 2004 and 2003, respectively. The 2004 amount was due to net proceeds $252.1 million received from the issuance of convertible debt in March 2004, $5.9 million from issuance of shares under stock award plans and $3.9 million upon the exercise of warrants and issuance of shares. This total was reduced by the purchase of $17.1 million of restricted marketable securities, which were pledged as security for the first six scheduled interest payments related to issuance of convertible debt.

Cash Management and Requirements

Substantial amounts of capital are required for our pharmaceutical development and commercialization efforts. For continued development and commercialization of our product candidates and marketed products, and the acquisition and development of additional product candidates, we plan to utilize cash provided from product sales, collaborative arrangements and existing liquid assets, plus we may seek other sources of funding, including additional equity or debt issuances as appropriate. We expect 2004 annual cash use to be approximately $120 million primarily related to increased Aloxi injection accounts receivable and inventory. We have no arrangements or operating covenants that would trigger acceleration of our lease obligations or long-term liabilities.

Our liquidity is affected by a variety of factors, including sales of our products, the pace of our research and development programs, the in-licensing of new products and our ability to raise additional debt or equity capital. As identified in our risk factors, adverse changes that affect our future demand for our marketed products, continued access to the capital markets, and continued development and expansion of our product candidates would affect our longer-term liquidity. We believe we have sufficient liquidity and capital resources to fund operations through to positive cash flow. The following table summarizes our contractual obligations at March 31, 2004 and the effect these obligations are expected to have on our liquidity and cash flow in future periods:

	Remainder of 2004	2005	2006	2007	2008	Thereafter	Total
Operating lease payments	$1,494,000	$1,732,000	$1,461,000	$1,483,000	$622,000	$—	$6,792,000
Convertible debt	—	—	—	—	—	348,000,000	348,000,000
Helsinn minimum sales obligation (a)	1,180,000	2,862,000	5,181,000	6,120,000	5,554,000	16,260,000	37,157,000
AloxiTM development milestone (b)	2,500,000	—	—	—	—	—	2,500,000

Total	$5,174,000	$4,594,000	$6,642,000	$7,603,000	$6,176,000	$364,260,000	$394,449,000

(a)	In connection with the April 2001 in-licensing agreement with Helsinn Healthcare SA where we obtained the exclusive U.S. and Canadian oncology license and distribution rights for Aloxi injection, we agreed to pay minimum payments over the first ten years following commercialization. The minimum is only payable to the extent that it exceeds the actual payments that would otherwise be payable under the agreement and the minimum sales targets peak at approximately $90 million in the fourth year of commercialization.
(b)	In connection with expansion of our Aloxi rights in November of 2003, we agreed to make payments to Helsinn upon its achievement of certain development milestones leading to marketing approvals. In April 2004, a $2.5 million milestone was achieved and continued successful development would result in additional payments totaling $22.5 million over the next several years.

Off Balance Sheet Arrangements

We do not have any “off-balance sheet arrangements” (as such term is defined in Item 303 of Regulation S-K) that are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Application of Critical Accounting Policies and Estimates

There were no significant changes to our critical accounting policies during the three months ended March 31, 2004. See our most recent Annual Report filed on Form 10-K for the year ended December 31, 2003 for a discussion of our critical accounting policies.

Cautionary Statements for Purposes of the “Safe Harbor” Provisions of the Private Securities Litigation Reform Act of 1995

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements to encourage companies to provide prospective information without fear of litigation so long as those statements are identified as forward-looking and are accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those projected in the statement. We desire to take advantage of these “safe harbor” provisions and accordingly, we hereby identify the following important factors which could cause our actual results to differ materially from any such results which may be projected, forecast, estimated or budgeted by us in forward-looking statements made by us from time to time in reports, proxy statements, registration statements and other written communications, or in oral forward-looking statements made from time to time by the Company’s officers and agents. We do not intend to update any of these forward-looking statements after the date of this Form 10-Q to conform them to actual results.

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

We are not currently profitable and have a very limited history of profitability. We expect to incur significant expenses over the next several years as we devote substantial resources to 1) support of the development efforts of Aloxi products through milestone payments to Helsinn, 2) the continued development of product candidates, including irofulven, and other product candidates and 3) continued commercialization of Aloxi injection and our other marketed products. Therefore, we will not generate net income unless we are able to significantly increase revenues from sales of Aloxi injection or other products compared to our sales in 2003. Furthermore, if we continue to sustain losses, we may be unable to fund development of our product candidates or to continue our business operations as planned.

Sales of Aloxi injection accounted for a significant portion of our product revenues since its launch in September of 2003. If any factor adversely impacts sales of Aloxi injection, our product revenues will decrease.

Aloxi injection sales represented 72 and 24 percent of our total product sales and 69 and 20 percent of our total revenue for the quarter ended March 31, 2004 and year ended December 31, 2003, respectively. Any factor adversely affecting sales of Aloxi injection could cause our product revenues to decrease and our stock price to decline significantly.

Sales of Salagen Tablets have accounted for a significant portion of our product revenues. If any factor adversely impacts sales of Salagen Tablets, our product revenues will decrease.

Historically we derived the majority of our product revenues from the sale of Salagen Tablets. U.S. sales of Salagen Tablets represented 26 and 67 percent of our total product sales and 25 and 54 percent of our total revenue for the quarter ended March 31, 2004 and year ended December 31, 2003, respectively. Any factor adversely affecting sales of Salagen Tablets could cause our product revenues to decrease and our stock price to decline significantly. In March 2001, our orphan drug status for Salagen Tablets as a treatment for the symptoms of radiation-induced xerostomia, or severe dry mouth, in head and neck cancer patients expired. Our orphan status for Salagen as a treatment of symptoms associated with Sjögren’s syndrome expires in April 2005. Because Salagen Tablets does not have patent protection, competing generic products may enter these markets. In addition, we are aware of two currently marketed products that compete in the same or similar markets as Salagen Tablets. If sales of Salagen Tablets decline as a result of this competition, or for any other reason, our product revenues will decrease and our stock price could decline.

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

For the quarter ended March 31, 2004, we had a net loss of $3.1 million, compared to a net loss of $6.6 million for the quarter ended March 31, 2003. For year ended December 31, 2003, we had a net loss of $61.9 million, compared to a net loss of $36.1 million for the year ended December 31, 2002. The continuing pattern of losses is primarily a result of spending for research and development and spending for launch activities for Aloxi injection exceeding product revenue available from our currently marketed products.

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

Our continued success will depend in large part upon the efforts of third parties. For the research, development, manufacture and commercialization of our products, we currently have, and will likely continue to enter into, various arrangements with other corporations, licensors, licensees, outside researchers, consultants and others. However, we cannot be certain of the actions these parties will take, and there is a risk that:

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

We are highly dependent on the members of our scientific, commercial and management staff. If we are not able to retain any of these persons, our product development, marketing and commercialization plans may suffer and our stock price could decline. None of our executive officers has an employment agreement with us. If we are unable to retain our scientific, commercial and management staff, we will need to hire additional qualified personnel for us to pursue our product acquisition, development, marketing and commercialization plans.

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

RISKS RELATED TO OUR OUTSTANDING SECURITIES

Our stock price is volatile, which may result in significant losses to shareholders and holders of our convertible notes.

The market price for our convertible notes will be significantly impacted by the price of our common stock, which has historically been volatile. There has been significant volatility in the market prices of pharmaceutical and biotechnology companies’ securities. Various factors and events may have a significant impact on the market price of our common stock, and some of these factors are beyond our control. These factors include:

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

The trading price of our common stock has been, and could continue to be, subject to wide fluctuations in response to these factors, including the sale or attempted sale of a large amount of our common stock into the market. Our stock price ranged from $4.68 to $61.75 per share during the two-year period ended March 31, 2004. Broad market fluctuations may also adversely affect the market price of our common stock.

In the past, following large falls in the price of a company’s shares, securities class action litigation has often been initiated against that company. Litigation of this type could result in substantial costs and diversion of management’s attention and resources, which could harm our business. Any adverse determination in litigation could subject us to significant liabilities.

We have outstanding options and convertible notes that have the potential to dilute shareholder value and cause our stock value to decline.

We routinely grant stock options to our employees and other individuals. At March 31, 2004, we had options outstanding at option prices ranging from $3.38 to $60.78 for 3,993,846 shares of our common stock that have been registered for resale. We have also issued convertible debt and are seeking effectiveness of a registration statement in relation to these securities and the common shares that may be issued in exchange for such debt. The convertible debt is convertible into 4,134,971 shares of common stock at an initial conversion price of $62.92 per share of common stock. Conversion is contingent on a number of factors that have not yet been satisfied. Consequently, we are not able to estimate when, if ever, the convertible debt will be converted into common stock, but any such conversion would almost certainly dilute shareholder value.

If some or all of such shares are registered and sold into the public market over a short time period, the value of our stock is likely to decline, as the market may not be able to absorb those shares at the prevailing market prices. Such sales may also make it more difficult for us to sell equity securities in the future on terms that we deem acceptable.

Our convertible notes are subordinated and we may incur additional debt.

Our convertible notes are subordinated in right of payment to all of our senior indebtedness. As a result, in the event of our bankruptcy, liquidation or reorganization or upon acceleration of the notes due to an event of default under the indenture governing the notes and in certain other events, our assets will be available to pay obligations on the notes only after all senior indebtedness has been paid in full. In addition, payments on the notes will be blocked in the event of a payment default on certain senior indebtedness and may be blocked for up to 179 of 365 consecutive days in the event of certain nonpayment defaults on such debt. After retiring our senior indebtedness, we may not have sufficient assets remaining to pay amounts due on any or all of the notes then outstanding.

The notes are exclusively obligations of MGI PHARMA, are not guaranteed by any subsidiaries and will not be guaranteed by any of our future subsidiaries. In the event we have subsidiaries, such subsidiaries would be separate legal entities and would have no obligation to make any payments on the notes or to make any funds available for payment on the notes. Our right to receive assets of any such subsidiaries upon their liquidation or reorganization (and the consequent right of the holders of the notes to participate in those assets) would be effectively subordinated to the claims of such subsidiaries’ creditors (including trade creditors), except to the extent that we are reorganized as a creditor of such subsidiary, in which case our claims would still be subordinate to any security interests in the assets of such subsidiary and any indebtedness of such subsidiary senior to that held by us.

The indenture does not prohibit or limit us and would not limit any of our subsidiaries from incurring senior indebtedness or incurring other indebtedness and other liabilities. As of March 31, 2004, we do not have senior indebtedness outstanding, and have no senior subordinated indebtedness other than the notes. We anticipate that from time to time we will incur additional senior indebtedness and other additional liabilities.

There is no public market for the notes, which could limit their market price or the ability to sell them for their inherent value.

We cannot provide any assurances that a market will be available for the notes or that holders of our notes will be able to sell their notes. If there is an available market, future trading prices of the notes will depend on many factors, including prevailing interest rates, the market for similar securities, general economic conditions and our financial condition, performance and prospects. Historically, the market for convertible debt has been subject to disruptions that have caused substantial fluctuations in the prices of the securities. Accordingly, holders of our notes may be required to bear the financial risk of an investment in the notes for an indefinite period of time. In addition, this market-making activity will be subject to the limitations imposed by the Securities Act of 1933 and the Securities Exchange Act of 1934, and may be limited during the effectiveness of a registration statement relating to the notes.

The notes were sold under an exemption from registration under applicable federal and state securities laws. The notes have not been registered under the Securities Act and, therefore, until we fulfill our obligations under the registration rights agreement, the notes may only be offered or sold pursuant to an exemption from, or in a transaction not subject to, the registration requirements of the Securities Act and applicable state securities laws or pursuant to an effective registration statement. If no such exemption is available, you will not be able to sell your notes and/or any common stock issuable upon conversion of the notes. In addition, even after we have registered the notes and shares of underlying common stock, we will have the right, pursuant to the registration rights agreement, to suspend the use of the shelf registration statement in certain circumstances. In the event of such a suspension you would not be able to sell the notes or associated common stock under the registration statement.

Our convertible notes are not protected by restrictive covenants.

The indenture governing the notes does not contain any financial or operating covenants or restrictions on the payment of dividends, the incurrence of indebtedness, the granting of security to other creditors, the movement of assets to subsidiaries which incur debt or the issuance or repurchase of securities by us or any of subsidiaries that we may acquire in the future.

We may not have the ability to purchase notes at the option of the holders or upon a change in control or to raise the funds necessary to finance the purchases.

On March 2, 2011, March 2, 2014 and March 2, 2019, holders of the notes may require us to purchase their notes. However, it is possible that we would not have sufficient funds at that time to make the required purchase of notes or would otherwise be prohibited under future debt instruments from making such payments in cash. We may only pay the purchase price in cash and not in shares of our common stock.

In addition, upon the occurrence of certain specific kinds of change in control events, holders may require us to purchase for cash all or any portion of their notes. However, it is possible that, upon a change in control, we may not have sufficient funds at that time to make the required purchase of notes, and we may be unable to raise the funds necessary.

The terms of future indebtedness we incur may restrict our ability to fund the purchase of notes upon a change in control or if we are otherwise required to purchase notes at the option of the holder. If such restrictions exist, we would have to seek the consent of the lenders or repay those borrowings. If we were unable to obtain the necessary consent or unable to repay those borrowings, we would be unable to purchase the notes and, as a result, would be in default under the notes.

The holders of our notes could receive less than the value of the shares of common stock into which the notes are convertible as a result of the conditional conversion feature of the notes.

The notes are convertible into shares of common stock only if specified conditions are met. If the specified conditions for conversion are not met, holders of our notes will not be able to convert the notes, and may not be able to receive the value of the shares of common stock into which the notes would otherwise be convertible.

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

The trading price of our common stock has been, and could continue to be, subject to wide fluctuations in response to these factors, including the sale or attempted sale of a large amount of our common stock into the market. Our stock price ranged from $4.68 to $61.75 per share during the two-year period ended March 31, 2004. Broad market fluctuations may also adversely affect the market price of our common stock.

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

Item 3.

Quantitative and Qualitative Disclosure About Market Risk

Our operations are not subject to risks of material foreign currency fluctuations, nor do we use derivative financial instruments in our treasury practices. We place our marketable investments in instruments that meet high credit quality standards, as specified in our investment policy guidelines. We do not expect material losses with respect to our investment portfolio or exposure to market risks associated with interest rates. The impact on our net loss as a result of a 25, 50 or 100 basis point (where 100 basis points equals 1%) change in short-term interest rates would be approximately $1,050,000, $2,100,000 or $4,200,000 annually based on our cash, cash equivalents, marketable investment and restricted marketable investment balances at March 31, 2004.

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

MGI PHARMA, INC.

PART II – OTHER INFORMATION

Item 2.

Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

Deerfield Notes and Warrants

On January 5 and February 6, 2004, Deerfield International Limited and Deerfield Partners, L.P. (“Deerfield”) converted 3% Convertible Subordinated Notes issued in December 2002 (“2002 Notes”) into an aggregate of 2,571,428 shares of our common stock. We received no proceeds from the conversion. Also on February 6, 2004, Deerfield exercised warrants that were issued in connection with the 2002 Notes for 400,000 shares of our common stock. We received gross proceeds of $3.85 million upon the exercise of the warrants. The offer and sale of the 2002 Notes and the warrants were exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Regulation D.

Senior Subordinated Convertible Notes due 2024

On March 2, 2004, we sold $348.0 million aggregate principal amount of Senior Subordinated Convertible Notes due 2024 (the “2004 Notes”). The initial purchasers were Merrill Lynch, Pierce, Fenner & Smith Incorporated, Banc of America Securities LLC, Piper Jaffray & Co. and UBS Securities LLC, who purchased the Notes from us at an issue price of $747.62 per $1,000 principal of the Notes at maturity, or an aggregate issue price of approximately $260.2 million. The aggregate underwriting commission was approximately $7.8 million.

Holders of the Notes may convert the Notes into shares of our common stock at a conversion rate of 11.8821 shares per $1,000 principal amount of Notes under certain circumstances prior to maturity or their repurchase, subject to adjustment. The offer and sale of the Notes were exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Rule 144A.

Item 5.

Other Information

(b) Adoption of Procedures by which Shareholders May Recommend Nominees to Our Board of Directors

During the first quarter of 2004, we adopted procedures by which our shareholders may recommend nominees to our Board of Directors. These procedures, and the procedures and criteria generally used for the identification and evaluation of nominees, are described below.

Our nominating and governance committee, which operates under a written charter adopted by the Board of Directors, will consider qualified candidates for possible nomination that are submitted by our shareholders. Shareholders wishing to make such a submission may do so by sending the following information to the MGI PHARMA Nominating and Governance Committee c/o Corporate Secretary; 5775 West Old Shakopee Road, Suite 100; Bloomington, MN 55437-3174: (1) name of the candidate and a brief biographical sketch and resume; (2) contact information for the candidate and a document evidencing the candidate’s willingness to serve as a director if elected; and (3) a signed statement as to the submitting shareholder’s current status as a shareholder and the number of shares currently held.

In evaluating persons to be nominated for election or appointment to the Board of Directors, the members of the nominating and governance committee meet to identify and present such persons for consideration by the Board of Directors. The nominating and governance committee does not currently utilize the services of any third party search firm to assist in the identification or evaluation of Board of Directors candidates. All director nominees approved by the Board of Directors and all individuals appointed to fill vacancies created between our annual meetings of shareholders are required to stand for election by our shareholders at the next annual meeting.

The nominating and governance committee determines the required selection criteria and qualifications of director nominees based upon our needs at the time nominees are considered. In general, a candidate must possess the ability to apply good business judgment and must be in a position to properly exercise his or her duties of loyalty and care. Candidates should also exhibit proven leadership capabilities, high integrity and experience with a high level of responsibilities within their chosen fields, and have the ability to quickly grasp complex principles of the pharmaceutical industry. The nominating and governance committee will consider these criteria for nominees identified by the nominating and governance committee, by shareholders, or through some other source. When current members of the Board of Directors are considered for nomination or reelection, the nominating and governance committee also takes into consideration their prior MGI PHARMA Board of Directors contributions, performance and meeting attendance records.

The nominating and governance committee conducts a process of making a preliminary assessment of each proposed nominee based upon the resume and biographical information, an indication of the individual’s willingness to serve and other background information. This information is evaluated against the criteria set forth above and our specific needs at that time. Based upon a preliminary assessment of the candidate(s), those who appear best suited to meet our needs may be invited to participate in a series of interviews, which are used as a further means of evaluating potential candidates. On the basis of information learned during this process, the nominating and governance committee determines which nominee(s) to recommend to the Board of Directors to submit for election at the next annual meeting. The nominating and governance committee uses the same process for evaluating all nominees, regardless of the original source of the nomination.

Item 6. Exhibits and Reports on Form 8-K

(a) LISTING OF EXHIBITS:

Exhibit Number	Description

3.1	Second Amended and Restated Articles of Incorporation (Incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form10-Q for the quarter ended June 30, 2002).

3.2	Restated Bylaws of the Company, as amended to date (Incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form10-Q for the quarter ended June 30, 1998).

4.1	Specimen certificate for shares of Common Stock of the Company (Incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998).

4.2	Rights Agreement, dated as of July 14, 1998, between the Company and Norwest Bank, Minnesota, N.A. (including the form of Rights Certificate attached as Exhibit B thereto) (Incorporated by reference to Exhibit 1 to the Company’s Registration Statement on Form 8-A, filed July 15, 1998).

4.3	First Amendment to Rights Agreement, dated March 14, 2000, between the Company and Norwest Bank, Minnesota, N.A. (Incorporated by reference to Exhibit 2 to the Company’s Registration Statement on Form 8-A/A-1, filed March 20, 2000).

4.4	Form of Convertible Subordinated Promissory Notes issued to Deerfield Partners, L.P. and Deerfield International Limited on December 2,2002 (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on December 4, 2002).

4.5	Form of Common Stock Purchase Warrants issued to Deerfield Partners, L.P. and Deerfield International Limited on December 2, 2002(Incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on December 4, 2002).

4.6	Senior Subordinated Convertible Notes Purchase Agreement, dated February 25, 2004, by and between MGI PHARMA, INC. and Merrill Lynch, Pierce, Fenner & Smith(Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on March 4, 2004).

4.7	Senior Subordinated Convertible Notes Indenture, dated March 2, 2004, by and between MGI PHARMA, INC. and Wells Fargo Bank, National Association, as Trustee(Incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on March 4, 2004).

4.8	Registration Rights Agreement, dated March 2, 2004, by and between MGI PHARMA, INC. and Merrill Lynch, Pierce, Fenner & Smith(Incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on March 4, 2004).

31.1	Certification of Leon O. Moulder, Jr. Pursuant to Rule 13a-14(a) (Section 302 of the Sarbanes-Oxley Act of 2002)

31.2	Certification of William C. Brown Pursuant to Rule 13a-14(a) (Section 302 of the Sarbanes-Oxley Act of 2002)

32.1	Certification of Leon O. Moulder, Jr. Pursuant to 18 U.S.C. (S) 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of William C. Brown Pursuant to 18 U.S.C. (S) 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	REPORTS ON FORM 8-K

The Company filed a report on Form 8-K on January 7, 2004 to report under Item 5 that an aggregate of 1,497,100 shares of the Company’s common stock were issued to Deerfield International Limited and Deerfield Partners, L.P. pursuant to their election to convert $13,479,704 of the Company’s 3% convertible subordinated notes issued in December of 2002.

The Company filed a report on Form 8-K on February 6, 2004 to report under Item 5 that an aggregate of 1,474,328 shares of the Company’s common stock were issued to Deerfield International Limited and Deerfield Partners, L.P. pursuant to their election to convert the remaining amount of the Company’s 3% convertible subordinated notes issued in December of 2002 and exercise the common stock purchase warrants that were issued in connection with that December 2002 financing.

The Company “furnished” (in accordance with Item 12 of Form 8-K) a report on Form 8-K on February 11, 2004 to report under Items 7, 9 and 12 the Company’s results of operations and financial condition for the quarter and fiscal year ended December 31, 2003.

The Company filed a report on Form 8-K on February 25, 2004 to report under Item 5 and 7 announcing the Company’s intent to offer senior subordinated convertible notes due 2024 for gross proceeds of approximately $200 million through an offering within the United States to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933.

The Company filed a report on Form 8-K on February 26, 2004 to report under Item 5 and 7 announcing the pricing of the Company’s senior subordinated convertible notes due 2024 for gross proceeds of approximately $225 million through an offering within the United States to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933. Total gross proceeds from the offering to the Company were approximately $260 million.

The Company filed a report on Form 8-K on March 3, 2004 to report under Item 5 and 7 announcing the Company had closed the previously announced private placement of the Company’s senior subordinated convertible notes due 2024 and the exercise by the placement agents of their option to purchase approximately $35 million gross proceeds of additional notes. Total gross proceeds from the offering to the Company were approximately $260 million.

The Company filed a report on Form 8-K on March 4, 2004 to report under Item 5 and 7 filing as exhibits certain documents related to the announcement we had closed the previously announced private placement of our senior subordinated convertible notes due 2024.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MGI PHARMA, INC.

Date: May 6, 2004	By:	/s/ William C. Brown
William C. Brown,
Executive Vice President, Chief Financial Officer and Secretary
(principal financial officer, and duly authorized officer)

MGI PHARMA, INC.

Quarterly Report on Form 10-Q

for the

Quarter Ended March 31, 2004

EXHIBIT INDEX

Exhibit Number	Description

3.1	Second Amended and Restated Articles of Incorporation (Incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form10-Q for the quarter ended June 30, 2002).

3.2	Restated Bylaws of the Company, as amended to date (Incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form10-Q for the quarter ended June 30, 1998).

4.1	Specimen certificate for shares of Common Stock of the Company (Incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998).

4.2	Rights Agreement, dated as of July 14, 1998, between the Company and Norwest Bank, Minnesota, N.A. (including the form of Rights Certificate attached as Exhibit B thereto) (Incorporated by reference to Exhibit 1 to the Company’s Registration Statement on Form 8-A, filed July 15, 1998).

4.3	First Amendment to Rights Agreement, dated March 14, 2000, between the Company and Norwest Bank, Minnesota, N.A. (Incorporated by reference to Exhibit 2 to the Company’s Registration Statement on Form 8-A/A-1, filed March 20, 2000).

4.4	Form of Convertible Subordinated Promissory Notes issued to Deerfield Partners, L.P. and Deerfield International Limited on December 2,2002 (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on December 4, 2002).

4.5	Form of Common Stock Purchase Warrants issued to Deerfield Partners, L.P. and Deerfield International Limited on December 2, 2002(Incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on December 4, 2002).

4.6	Senior Subordinated Convertible Notes Purchase Agreement, dated February 25, 2004, by and between MGI PHARMA, INC. and Merrill Lynch, Pierce, Fenner & Smith(Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on March 4, 2004).

4.7	Senior Subordinated Convertible Notes Indenture, dated March 2, 2004, by and between MGI PHARMA, INC. and Wells Fargo Bank, National Association, as Trustee(Incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on March 4, 2004).

4.8	Registration Rights Agreement, dated March 2, 2004, by and between MGI PHARMA, INC. and Merrill Lynch, Pierce, Fenner & Smith(Incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on March 4, 2004).

31.1	Certification of Leon O. Moulder, Jr. Pursuant to Rule 13a-14(a) (Section 302 of the Sarbanes-Oxley Act of 2002)

31.2	Certification of William C. Brown Pursuant to Rule 13a-14(a) (Section 302 of the Sarbanes-Oxley Act of 2002)

32.1	Certification of Leon O. Moulder, Jr. Pursuant to 18 U.S.C. (S) 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of William C. Brown Pursuant to 18 U.S.C. (S) 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002