Form 10-K/A
period 2003-12-31
MGI PHARMA INC
filed 2004-07-23
CIK 702131

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

The number of shares outstanding of each of the registrant’s classes of common stock, as of July 12, 2004, was: Common Stock, $.01 par value; 70,595,484 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Pursuant to General Instruction G the responses to Items 10, 11, 12 and 14 of Part III of this report are incorporated herein by reference to certain information contained in the registrant’s definitive Proxy Statement for its 2004 Annual Meeting of Shareholders to be held on May 11, 2004.

EXPLANATORY NOTE

MGI PHARMA, Inc. is filing this Amendment No. 1 to its Form 10-K for the year ended December 31, 2003 that was originally filed on February 24, 2004 (the “Original 10-K”) to reflect changes to disclosures made in response to comments received from the Staff of the Division of Corporation Finance of the Securities and Exchange Commission (“SEC”). There are no changes to the amounts on the financial statements as originally filed. This Amendment No. 1 amends and restates in their entirety Items 7 and 8 of Part II and Item 15 of Part IV of the Original 10-K. All of the revisions made in response to the Staff’s comments appear under the headings “Results of Operations” and “Liquidity and Capital Resources” in Item 7 of Part II and in Note 1 to our audited financial statements in Item 8 of Part II. This Amendment No. 1 continues to speak as of the date of the Original 10-K, and we have not updated the disclosure contained herein to reflect any events that occurred at a later date. All information contained in this Amendment No. 1 is subject to updating and supplementing as provided in our periodic reports filed with the SEC subsequent to the date of the filing of the Original 10-K.

PART II

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

Our accounting policy on revenue recognition is fully described in Notes 1 and 6 to the financial statements. The majority of our revenue relates to product sales. We recognize product sales revenue upon shipment to wholesalers, upon fulfillment of acceptance terms, if any, and when no significant contractual obligations remain. As is common in the pharmaceutical industry, our domestic sales are made to pharmaceutical wholesalers for further distribution through pharmacies to the ultimate consumers of our products. As such, our product sales revenue may be less than or greater than the underlying demand for our products. We report sales revenue net of wholesaler chargebacks, allowances for product returns, cash discounts, administrative fees and other rebates. We estimate wholesaler chargebacks, cash discounts, administrative fees and other rebates by considering the following factors: current contract prices and terms with both direct and indirect customers, estimated customer and wholesaler inventory levels and current average chargeback rates by product and by indirect customer. The majority of the expense and year-end liabilities associated with these estimates are defined contractually and resolved within several months following year-end and therefore it is unlikely the actual results will differ significantly from the estimates. We update these estimates for changes in facts and circumstances as appropriate. Our process to estimate product returns is tailored to the specific facts and circumstances of each product, including its product life cycle stage. For new products, product returns allowance is estimated based on historical information for similar or competing products in the same distribution channel. We obtain and evaluate product return data from distributors and, based on this evaluation, estimate return rates. For established products, product returns allowance is estimated by considering the following factors: current marketing efforts, estimated distribution channel inventory levels, underlying demand, historical experience and competitor behavior. Inventory in the distribution channel and underlying demand are estimated on a monthly basis by evaluating data obtained from a company that surveys pharmaceutical inventory movement and prescription data. We also use this data to monitor underlying demand in relation to significant external factors such as price changes from competitors and the introduction of new products by competitors. External and internal factors could have a material adverse effect on the demand for our products and on product returns. As of December 31, 2003, we had accrued $1.5 million for product returns. For the years ended December 31, 2003, 2002 and 2001, product returns reduced gross sales by $1.3 million, $0.5 million and $0.7 million, respectively. The increase in product return expense from 2002 to 2003 was a result of a one-time, $500K, return allowance increase for Didronel infusion in response to the decision, made in 2003, to stop distributing the product in 2004 and due to $350K of product return expense recognized as a result of Aloxi sales.

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

Revenues

Sales: Sales revenue decreased 15 percent from $30,021,813 in 2001 to $25,402,300 in 2002, but increased 57 percent to $39,857,620 in 2003. As is common in the pharmaceutical industry, our domestic sales are made to pharmaceutical wholesalers for further distribution through pharmacies to the ultimate consumers of our products. The decrease in sales revenue from 2001 to 2002 reflects decreased revenue from Salagen Tablets as a result of a several million dollar drawdown of wholesaler inventory partially offset by unit price increases of $2.6 million and a 4.5 percent increase in underlying prescriptions (underlying demand based on evaluation of data obtained from a company that surveys pharmaceutical inventory movement). reflects decreased revenue from Salagen Tablets, resulting from a drawdown of wholesaler inventory amounts, partially offset by an increase in selling price and a continued increase in patient demand. Beginning in the second quarter of 2001, and continuing throughout the rest of 2001, a substantial increase in wholesaler inventory amounts occurred in anticipation of a unit price increase. A reduction of wholesaler inventories occurred throughout the first half of 2002 after the price increase became effective. In the second half of 2002, sales realigned with underlying demand.

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

Research and development: Research and development expense decreased 11 percent from $36,101,373 in 2001 to $32,213,635 in 2002, and increased 56 percent to $50,120,596 in 2003. All three periods include expense related to milestone payments under our license agreement for Aloxi injection: $13.0 million in 2001, $14.0 million in 2002 and $31.3 million in 2003. Exclusive of these license payments, research and development expense decreased 21 percent from $23,035,123 in 2001 to $18,163,635 in 2002, and increased 4 percent to $18,799,596 in 2003. The following table details the Company’s research and development costs incurred for major development projects in the years ended December 31, 2003, 2002, and 2001:

	2003	2002	2001
Aloxi product candidates
License/Milestone	$31,271,000	$14,000,000	$13,016,250
Other research and development	4,919,598	2,662,638	647,642

Total Aloxi	36,190,598	16,662,638	13,663,892

Acylfulvenes
License/Milestone	50,000	50,000	50,000
Other research and development	10,007,450	11,932,232	16,055,649

Total Acylfulvenes	10,057,450	11,982,232	16,105,649

MG98 and DNA MT	3,152,548	2,531,543	5,016,155
Other projects	720,000	1,037,222	1,315,677

Total research and development	$50,120,596	$32,213,635	$36,101,373

Aloxi products and product candidates: In April 2001, we obtained from Helsinn Healthcare SA (“Helsinn”) the exclusive oncology license and distribution rights for Aloxi injection in the United States and Canada. Aloxi injection is a differentiated 5-HT3 antagonist for the prevention of chemotherapy-induced nausea and vomiting, which was approved by the FDA in July 2003. Under the terms of the agreement, we incurred $38 million in license expense through September 20, 2003. We expanded our agreement with Helsinn in November 2003 to include rights for the postoperative nausea and vomiting (“PONV”) application of Aloxi injection and an oral Aloxi formulation. Under the terms of the expanded agreement, we incurred license expense of $20.3 million in 2003 and we expect to incur additional license expense of $25 million over the course of the next several years upon achievement of certain development milestones leading up to the planned approvals of Aloxi PONV and an oral Aloxi formulation. Phase 3 trials are expected to begin during 2004 for the PONV and oral programs with a goal to seek FDA approval of Aloxi injection for the prevention of PONV and to develop an oral Aloxi formulation. Helsinn will continue to fund and conduct all registration directed development of Aloxi products for the new applications and will supply finished product for commercialization.

Acylfulvene product candidates: In 1993, we obtained exclusive worldwide rights to the acylfulvene family of compounds from the Regents of the University of California. Irofulven, the lead product candidate is a novel, broadly active cytotoxic agent. In clinical trials of irofulven as a single agent, activity has been observed in prostate, liver, ovarian and pancreatic cancers. In clinical trials of irofulven in combination with currently marketed chemotherapies, activity has been seen in prostate, colorectal and thyroid cancers. A multicenter, phase 2 clinical trial of irofulven in patients with hormone refractory prostate cancer (“HRPC”) is scheduled to begin in the second quarter of 2004. This open-label study will assess time to disease progression, PSA response, pain palliation, survival, and quality of life in hormone-refractory prostate cancer patients who have progressed following treatment with docetexel. Patients will be randomized to receive prednisone, prednisone plus irofulven, or a combination of prednisone, irofulven, and capecitabine. This trial will enroll a total of approximately 135 HRPC patients at multiple sites in North America, South America, and Europe. A second phase 2 trial designed to evaluate irofulven in combination with a platinum agent in this HRPC population is planned to begin in mid-2004. The Company plans to evaluate the results of this program with a goal to identify the most promising irofulven combination regimen to advance to a phase 3 clinical program for patients with HRPC that have progressed following docetaxel treatment.

MG98 and DNA MT: In a December 2003 amendment to the MethylGene License Agreement (“License Agreement”), MethylGene acknowledged full satisfaction of our payment obligations and suspended further payment obligations by us until after completion by MethylGene of a planned clinical trial with MG98. If we resume development, our financial responsibilities under the License Agreement would also resume. We agreed with MethylGene to terminate the small molecule inhibitor of DNA methyltransferase portion of our license relationship and those rights reverted back to MethylGene without any additional payments by either party.

For information about the commercial status, target diseases and the development of our drug compounds, refer to the product overview table contained in Part I, Item I of this Form 10-K. In general, the estimated times to completion within the various stages of clinical development are as follows:

Clinical Phase	Estimated Completion Time
Phase I	1-2 years
Phase II	2-3 years
Phase III	2-3 years

For Aloxi products, we expect to incur additional license expense of $25 million over the course of the next several years upon achievement of certain development milestones leading through the planned approvals of Aloxi PONV and an oral Aloxi formulation. Phase 3 trials are expected to begin during 2004 for each program with a goal to seek FDA approval of Aloxi injection for the prevention of PONV and an oral Aloxi formulation.

Due to the significant risks and uncertainties inherent in preclinical tests and clinical trials associated with each of our research and development projects, the cost to complete such projects as well as the timing of product marketing and sales is not reasonably estimable. The data obtained from these tests and trials may be susceptible to varying interpretation that could delay, limit or prevent a project’s advancement through the various stages of clinical development. The actual probability of success for each drug candidate and clinical program will be impacted by a variety of factors, including the biologic activity of the molecule, the validity of the target and disease indication, early clinical data, patient accrual, investment in the program, competition and commercial viability.

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

Liquidity and Capital Resources

At December 31, 2003, we had cash and marketable investments of $177,753,253 and working capital of $128,571,606, compared with $60,472,901 and $49,999,430, respectively, at December 31, 2002. For the year ended December 31, 2003, we received $168,581,477 in cash from the issuance of 5,060,000 shares of common stock in a follow-on public offering, and $12,255,220 in cash from issuance of shares under stock award plans. We used $56,718,784 of cash to fund our operating activities, repaid a $4,300,000 deposit to Dainippon as a result of the termination of our license agreement, and purchased $744,684 in equipment and furniture. Our investment in inventories increased in 2003 by $5,658,137 due to the launch of Aloxi. Increased sales and longer payment terms related to sales of Aloxi injection resulted in accounts receivables increasing by $3,475,143. We expect receivable balances to increase significantly as a result of increased Aloxi injection sales and credit terms. This was offset by an increase in accounts payable and accrued expenses of $14,977,016 that includes the $10,000,000 Helsinn payment due in the first quarter of 2004.

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

Because MethylGene is a private company and its securities are not publicly traded, the value of this investment is inherently more difficult to estimate than an investment in a public company. In November of 2003, MethylGene, Inc. management negotiated a financing term sheet at arms length that indicated the value of our investment had declined from its original cost of $6.8 million to $3.6 million as of December 31, 2003 and an impairment of this investment had occurred which was considered to be other than temporary. Although, MethylGene’s Board of Directors ultimately rejected the financing terms, these terms provided the best available estimate of fair value for our investment in MethylGene and accordingly, we recorded an impairment charge of $3.2 million in the year ended December 31, 2003.

Sales Revenue Recognition: We recognize sales revenue upon shipment of products to customers, upon fulfillment of acceptance terms, if any, and when no significant contractual obligations remain. Net sales reflect reduction of gross sales for estimated wholesaler chargebacks (as more fully described below), allowances for product returns, cash discounts, administrative fees and other rebates. Reserves for chargebacks, product returns, cash discounts, administrative fees and other rebates were $6.7 million, $1.9 million and $1.5 million as of December 31, 2003, 2002, and 2001, respectively. Reserves for discounts and chargebacks are netted against trade receivables and reserves for administrative fees, returns and rebates are included in accrued expenses.

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

When we initially record a sale to a wholesaler, the sale and resulting receivable are recorded at our list price. However, experience indicates that most of these selling prices will eventually be reduced to a lower, end-user contract price. Therefore, at the time of the sale, a contra asset is recorded for, and revenue is reduced by, the difference between the list price and the estimated average end-user contract price. This contra asset is calculated by product, taking the expected number of outstanding wholesale units sold that will ultimately be sold under end-user contracts multiplied by the anticipated, weighted-average contract price. Thus, a contra asset is established, reducing the initial wholesaler receivable by the difference between the initial list price and the estimated, ultimate end-user selling price. When the wholesaler ultimately sells the product to the end user at the end-user contract price, the wholesaler charges us (“chargeback”) for the difference between the list price and the end-user contract price and such chargeback is offset against our initial estimated contra asset. Wholesalers and group purchasing organizations receive administrative fees from us based on sales units sold. In addition, we provide rebates to the end user based on units purchased. We record these administrative fees and rebates as accrued expenses at the time of our product sale.

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

Shipping and Handling Costs: Shipping and handling costs, which include transportation to customers, transportation to distribution points and warehouse and handling costs, are classified as cost of sales. We typically do not charge customers for shipping and handling costs.

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

	2001	2002		2003
Net loss, as reported	$(34,825,322)		$(36,063,792)	$(61,907,504)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(9,083,811)		()(7,297,800)	(9,454,843)

Pro forma net loss	$(43,909,133)	$	()(43,361,592)	$(71,362,347)

Net loss per common share:
As reported basic and diluted	$(1.74)		$(1.44)	$(2.23)
Pro forma basic and diluted	$(2.20)		$(1.73)	$(2.57)

The per share weighted-average fair value of stock options granted during 2001, 2002 and 2003 was $9.00, $5.17 and $12.93, respectively, on the date of grant, using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	2001	2002	2003
Expected dividend yield	0%	0%	0%
Risk-free interest rate	4.30%	3.82%	2.70%
Annualized volatility	0.80	0.80	0.80
Expected life, in years	5	5	5

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

Accruals for Clinical Research Organization and Clinical Site Costs: Estimates related to our accounting for outsourced preclinical and clinical trial expenses are based on contracts with contract research organizations (“CROs”) that generally require payments based upon patient enrollment and trial progress. We analyze the progress of clinical trials, including the stage of patient enrollment, invoices received and contracted costs when evaluating the adequacy of the accrued liabilities. We periodically audit the CROs’ data and cut-off procedures. These estimates are a modest portion of our total research and development expenses.

We intend to continue using CROs under contracts similar to historical contracts for outsourced preclinical and clinical trial expenses, so our historical experience of no material adjustments to estimates is expected to continue. If we pursue new and varied approaches to preclinical and clinical trails, we will update the estimates related to outsourced preclinical and clinical trial expenses for changes in facts and circumstances as appropriate.

License Capitalization and Expense: License payments made by the Company are expensed if the license payment relates to product rights for a product candidate through FDA approval and are capitalized and amortized into expense if the license payment relates to product rights to a commercialized product.

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

Amortized Intangible Assets:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Hexalen product rights	$7,091,869	$(3,644,433)	$3,447,436
Helsinn CINV license agreement	2,229,000	(22,979)	2,206,021

Total	$9,320,869	$(3,667,412)	$5,653,457

Amortization for the year ended:	December 31, 2001	December 31, 2002	December 31, 2003
Amortization Expense	$1,181,978	$1,181,979	$1,204,958

Estimated amortization expense for the year ending:

December 31, 2004	$1,365,813
December 31, 2005	1,365,813
December 31, 2006	1,267,315
December 31, 2007	183,835
December 31, 2008	183,835

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

	2002	2003
Corporate notes	—	$8,040,660
Government agencies	—	29,779,177

	$—	$37,819,837

3. Inventories

Inventories at December 31, 2002 and 2003 are summarized as follows:

	2002	2003
Raw materials and supplies	$89,757	$348,087
Work in process	520,092	593,028
Finished products	1,169,564	6,496,435

	$1,779,413	$7,437,550

4. Accrued Expenses

Accrued expenses at December 31, 2002 and 2003 are summarized as follows:

	2002	2003
Product development commitments	$1,717,380	$11,056,023
Bonuses	1,540,439	2,140,595
Product return accrual	1,109,913	1,484,638
Lease accrual	415,309	251,011
Retirement plan accruals	1,185,039	1,572,626
Product administrative fee accrual	—	1,080,215
Other accrued expenses	2,463,366	4,047,237

	$8,431,446	$21,632,345

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

10. Income Taxes

The provision for income taxes differs from statutory federal income tax rate of 35 percent in the years ended December 31, 2001, 2002 and 2003 as follows:

	2001	2002	2003
Statutory federal income tax rate	$(12,188,863)	$(12,622,327)	$(21,667,626)
Valuation allowance change	14,248,690	17,731,938	21,941,710
Research activities credit	(791,797)	(477,636)	(906,187)
Orphan drug credit	(1,868,469)	(5,436,649)	(573,675)
State income taxes, net of federal benefit	(870,633)	(649,148)	(1,114,335)
Nondeductible items	—	196,725	370,487
Net operating loss expiration	1,193,570	334,127	1,752,739
Other	277,502	922,970	196,887

	$0	$0	$0

Deferred taxes as of December 31, 2002 and 2003 consist of the following:

	2002	2003
Deferred tax assets:
Receivable allowances	$40,213	$94,820
Inventory allowances	6,163	6,163
Product return allowance	408,448	546,347
Miscellaneous accrued expenses	399,486	237,924
Deferred revenue	3,616,786	898,380
Amortization of intangibles	543,710	804,691
Net operating loss carryforward	55,203,486	86,676,863
Research credit carryforward	3,870,014	4,776,201
Orphan drug credit	9,420,383	9,994,058
Long term equity impairment	—	1,160,653
Alternative minimum tax credit carryforward	100,270	100,270

	73,608,959	105,296,370
Less valuation allowance	(73,337,567)	(105,147,086)

	$271,392	$149,284

Deferred tax liabilities:
Tax depreciation greater than book	$271,392	$149,284

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

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

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of MGI PHARMA, Inc. as of December 31, 2002 and 2003, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2003 in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP

Minneapolis, Minnesota

February 6, 2004

PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 10-K/A

All other schedules have been omitted because they are not applicable or not required, or because the required information is included in the financial statements or the notes thereto.

3.	Exhibits

Exhibit No.

3.1	Second Amended and Restated Articles of Incorporation (Incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002).

3.2	Restated Bylaws of the Company, as amended to date (Incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998).

4.1	Specimen certificate for shares of Common Stock of the Company (Incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998).

4.2	Rights Agreement, dated as of July 14, 1998, between the Company and Norwest Bank, Minnesota, N.A. (including the form of Rights Certificate attached as Exhibit B thereto) (Incorporated by reference to Exhibit 1 to the Company’s Registration Statement on Form 8-A, filed July 15, 1998).

4.3	First Amendment to Rights Agreement, dated March 14, 2000, between the Company and Norwest Bank, Minnesota, N.A. (Incorporated by reference to Exhibit 2 to the Company’s Registration Statement on Form 8-A/A-1, filed March 20, 2000).

4.4	Form of Convertible Subordinated Promissory Notes issued to Deerfield Partners, L.P. and Deerfield International Limited on December 2, 2002 (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on December 4, 2002).

4.5	Form of Common Stock Purchase Warrants issued to Deerfield Partners, L.P. and Deerfield International Limited on December 2, 2002 (Incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on December 4, 2002).

*10.1	1993 Nonemployee Director Stock Option Plan (Incorporated by reference to Exhibit 10.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1994).

*10.2	Nonemployee Director Stock Option Plan (Incorporated by reference to Exhibit 10.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1994).

*10.3	Deferred Compensation Plan for Nonemployee Directors (Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1995).

*10.4	1994 Stock Incentive Plan (Incorporated by reference to Exhibit 10.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1994).

*10.5	1984 Stock Option Plan (Incorporated by reference to Exhibit 10.4 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1994).

*10.6	1999 Nonemployee Director Stock Option Plan (Incorporated by reference to Exhibit 10.7 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999, as amended by Form 10-K/A-1 filed on March 31, 2000 and Form 10-K/A-2 filed on February 14, 2001).

*10.7	1997 Stock Incentive Plan, as amended through May 14, 2002 (Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002).

*10.8	Termination Agreement, dated as of January 2, 1999 with Charles N. Blitzer (Incorporated by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998).

10.9	Trademark License Agreement, dated as of December 31, 1989, between the Company and Norwich Eaton Pharmaceutical, Inc. (Incorporated by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1994).

**10.10	Supply and License Agreement, dated March 19, 1992, among E Merck Fine Chemicals Division, EM Industries and the Company (Incorporated by reference to Exhibit 10.23 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997).

10.11	Development, Marketing and Cooperation Agreement, dated October 23, 1995, between the Company and Dainippon Pharmaceutical Co., Ltd. (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1995).

10.12	Manufacturing Agreement, dated December 12, 1995, between the Company and Global Pharm, Inc. (now known as Patheon Inc.). (Incorporated by reference to Exhibit 10.25 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1995).

**10.13	Exclusive License Agreement, dated August 31, 1993, between the Company and The Regents of the University of California (Incorporated by reference to Exhibit 10.25 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998).

*10.14	Termination Agreement, dated as of September 14, 1999, with William C. Brown (Incorporated by reference to Exhibit 10.18 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999, as amended by Form 10-K/A-1 filed on March 31, 2000 and Form 10-K/A-2 filed on February 14, 2001).

*10.15	Termination Agreement, dated as of September 27, 1999, with Leon O. Moulder, Jr. (Incorporated by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999, as amended by Form 10-K/A-1 filed on March 31, 2000 and Form 10-K/A-2 filed on February 14, 2001).

10.16	Lease Agreement, dated April 19, 1999, with West Bloomington Center LLC (Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999).

**10.17	Co-Exclusive Marketing Agreement, dated June 29, 1999, between the Company and Pharmacia & Upjohn Company (now known as Pharmacia Corporation) (Incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999).

**10.18	License Agreement, dated December 14, 1999, between the Company and Kissei Pharmaceutical Co., Ltd. (Incorporated by reference to Exhibit 10.26 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999, as amended by Form 10-K/A-1 filed on March 31, 2000 and Form 10-K/A-2 filed on February 14, 2001).

10.19	License Agreement, dated as of April 11, 2000, by and between the Company and CIBA Vision AG (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000).

**10.20	License, Research and Development Agreement, dated as of August 2, 2000, by and between the Company and MethylGene, Inc. (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000).

10.21	Stock Purchase Agreement, dated as of August 5, 2000, by and between the Company and MethylGene, Inc. (Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000).

**10.22	Asset Purchase Agreement, dated as of October 26, 2000, by and between MedImmune Oncology, Inc. and the Company (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000).

10.23	Lease Agreement, dated January 3, 2001, by and between Liberty Property Limited Partnership and the Company (Incorporated by reference to Exhibit 10.31 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000).

10.24	Common Stock Underwriting Agreement, dated as of February 28, 2001, between Ramius Securities, LLC and the Company (Incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K filed on March 1, 2001).

10.25	Stand-By Purchase Agreement, dated as of February 28, 2001, between Ramius Capital Group, LLC and the Company (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 1, 2001).

**10.26	License Agreement, dated as of April 6, 2001, between Helsinn Healthcare SA and the Company (Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on April 25, 2001).

**10.27	Supply and Purchase Agreement, dated as of April 6, 2001, between Helsinn Birex Pharmaceuticals Ltd. and the Company (Incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K filed on April 25, 2001).

*10.28	Termination Agreement, dated as of January 16, 2001 with John McDonald. (Incorporated by reference to Exhibit 10.29 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001).

*10.29	Amended and Restated Employee Stock Purchase Plan (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002).

10.30	Convertible Note and Warrant Purchase Agreement dated November 27, 2002, among the Company, Deerfield Partners, L.P. and Deerfield International Limited (Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on December 4, 2002).

**10.31	Amendments to License Agreement, dated as of April 6, 2001 between Helsinn Healthcare SA and the Company (Incorporated by reference to Exhibits 99.1 and 99.2 to the Company’s Current Report on Form 8-K filed on December 23, 2003).

**10.32	Amendment to Supply and Purchase Agreement, dated as of April 6, 2001 between Helsinn Birex Pharmaceuticals Ltd. and the Company (Incorporated by reference to Exhibit 99.3 to the Company’s Current Report on Form 8-K filed on December 23, 2003).

***10.33	Letter Amendment to License, Research and Development Agreement, dated as of August 2, 2000, between the Company and MethylGene, Inc.

***12-a	Computation of Ratio of Earnings to Fixed Charges.

23	Consent of KPMG LLP.

31.1	Certification of Leon O. Moulder, Jr. Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of William C. Brown Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Leon O. Moulder, Jr. Pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of William C. Brown Pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Items that are management contracts or compensatory plans or arrangements required to be filed as an exhibit pursuant to Item 15(c) of this Form 10-K.

**	Pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended, confidential portions of Exhibits 10.10, 10.13, 10.17, 10.18, 10.20, 10.22, 10.26, 10.27, 10.31 and 10.32 have been deleted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment.

***	Previously filed with the original Annual Report on Form 10-K for the year ended December 31, 2003.

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

SIGNATURES

Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: July 22, 2004 MGI PHARMA, INC.

By	/s/ William C. Brown
William C. Brown
Executive Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Amendment No. 1 has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/Leon O. Moulder, Jr. Leon O. Moulder, Jr.	President and Chief Executive Officer (principal executive officer)	July 22, 2004

/s/William C. Brown William C. Brown	Executive Vice President, Chief Financial Officer and Secretary (principal financial officer)	July 22, 2004

/s/Nancy S. Evertz Nancy S. Evertz	Vice President, Finance and Administration (principal accounting officer)	July 22, 2004

/s/Andrew J. Ferrara Andrew J. Ferrara	Director	July 22, 2004

/s/Gilla Kaplan, Ph.D. Gilla Kaplan Ph.D.	Director	July 22, 2004

/s/Edward W. Mehrer Edward W. Mehrer	Director	July 22, 2004

/s/Hugh E. Miller Hugh E. Miller	Director	July 22, 2004

/s/David B. Sharrock David B. Sharrock	Director	July 22, 2004

/s/Lee J. Schroeder Lee J. Schroeder	Director	July 22, 2004

/s/Waneta C. Tuttle, Ph.D. Waneta C. Tuttle, Ph.D	Director	July 22, 2004

/s/Arthur L. Weaver, M.D. Arthur L. Weaver, M.D.	Director	July 22, 2004

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

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

/s/ KPMG LLP

Minneapolis, Minnesota

February 6, 2004

EXHIBIT INDEX

MGI PHARMA, INC.

Amendment No. 1 on Form 10-K/A to Annual Report

For

Year Ended December 31, 2003

Exhibit No.

3.1	Second Amended and Restated Articles of Incorporation (Incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002).

3.2	Restated Bylaws of the Company, as amended to date (Incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998).

4.1	Specimen certificate for shares of Common Stock of the Company (Incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998).

4.2	Rights Agreement, dated as of July 14, 1998, between the Company and Norwest Bank, Minnesota, N.A. (including the form of Rights Certificate attached as Exhibit B thereto) (Incorporated by reference to Exhibit 1 to the Company’s Registration Statement on Form 8-A, filed July 15, 1998).

4.3	First Amendment to Rights Agreement, dated March 14, 2000, between the Company and Norwest Bank, Minnesota, N.A. (Incorporated by reference to Exhibit 2 to the Company’s Registration Statement on Form 8-A/A-1, filed March 20, 2000).

4.4	Form of Convertible Subordinated Promissory Notes issued to Deerfield Partners, L.P. and Deerfield International Limited on December 2, 2002 (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on December 4, 2002).

4.5	Form of Common Stock Purchase Warrants issued to Deerfield Partners, L.P. and Deerfield International Limited on December 2, 2002 (Incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on December 4, 2002).

*10.1	1993 Nonemployee Director Stock Option Plan (Incorporated by reference to Exhibit 10.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1994).

*10.2	Nonemployee Director Stock Option Plan (Incorporated by reference to Exhibit 10.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1994).

*10.3	Deferred Compensation Plan for Nonemployee Directors (Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1995).

*10.4	1994 Stock Incentive Plan (Incorporated by reference to Exhibit 10.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1994).

*10.5	1984 Stock Option Plan (Incorporated by reference to Exhibit 10.4 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1994).

*10.6	1999 Nonemployee Director Stock Option Plan (Incorporated by reference to Exhibit 10.7 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999, as amended by Form 10-K/A-1 filed on March 31, 2000 and Form 10-K/A-2 filed on February 14, 2001).

*10.7	1997 Stock Incentive Plan, as amended through May 14, 2002 (Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002).

*10.8	Termination Agreement, dated as of January 2, 1999 with Charles N. Blitzer (Incorporated by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998).

10.9	Trademark License Agreement, dated as of December 31, 1989, between the Company and Norwich Eaton Pharmaceutical, Inc. (Incorporated by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1994).

**10.10	Supply and License Agreement, dated March 19, 1992, among E Merck Fine Chemicals Division, EM Industries and the Company (Incorporated by reference to Exhibit 10.23 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997).

10.11	Development, Marketing and Cooperation Agreement, dated October 23, 1995, between the Company and Dainippon Pharmaceutical Co., Ltd. (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1995).

10.12	Manufacturing Agreement, dated December 12, 1995, between the Company and Global Pharm, Inc. (now known as Patheon Inc.). (Incorporated by reference to Exhibit 10.25 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1995).

**10.13	Exclusive License Agreement, dated August 31, 1993, between the Company and The Regents of the University of California (Incorporated by reference to Exhibit 10.25 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998).

*10.14	Termination Agreement, dated as of September 14, 1999, with William C. Brown (Incorporated by reference to Exhibit 10.18 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999, as amended by Form 10-K/A-1 filed on March 31, 2000 and Form 10-K/A-2 filed on February 14, 2001).

*10.15	Termination Agreement, dated as of September 27, 1999, with Leon O. Moulder, Jr. (Incorporated by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999, as amended by Form 10-K/A-1 filed on March 31, 2000 and Form 10-K/A-2 filed on February 14, 2001).

10.16	Lease Agreement, dated April 19, 1999, with West Bloomington Center LLC (Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999).

**10.17	Co-Exclusive Marketing Agreement, dated June 29, 1999, between the Company and Pharmacia & Upjohn Company (now known as Pharmacia Corporation) (Incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999).

**10.18	License Agreement, dated December 14, 1999, between the Company and Kissei Pharmaceutical Co., Ltd. (Incorporated by reference to Exhibit 10.26 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999, as amended by Form 10-K/A-1 filed on March 31, 2000 and Form 10-K/A-2 filed on February 14, 2001).

10.19	License Agreement, dated as of April 11, 2000, by and between the Company and CIBA Vision AG (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000).

**10.20	License, Research and Development Agreement, dated as of August 2, 2000, by and between the Company and MethylGene, Inc. (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000).

10.21	Stock Purchase Agreement, dated as of August 5, 2000, by and between the Company and MethylGene, Inc. (Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000).

**10.22	Asset Purchase Agreement, dated as of October 26, 2000, by and between MedImmune Oncology, Inc. and the Company (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000).

10.23	Lease Agreement, dated January 3, 2001, by and between Liberty Property Limited Partnership and the Company (Incorporated by reference to Exhibit 10.31 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000).

10.24	Common Stock Underwriting Agreement, dated as of February 28, 2001, between Ramius Securities, LLC and the Company (Incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K filed on March 1, 2001).

10.25	Stand-By Purchase Agreement, dated as of February 28, 2001, between Ramius Capital Group, LLC and the Company (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 1, 2001).

**10.26	License Agreement, dated as of April 6, 2001, between Helsinn Healthcare SA and the Company (Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on April 25, 2001).

**10.27	Supply and Purchase Agreement, dated as of April 6, 2001, between Helsinn Birex Pharmaceuticals Ltd. and the Company (Incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K filed on April 25, 2001).

*10.28	Termination Agreement, dated as of January 16, 2001 with John McDonald. (Incorporated by reference to Exhibit 10.29 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001).

*10.29	Amended and Restated Employee Stock Purchase Plan (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002).

10.30	Convertible Note and Warrant Purchase Agreement dated November 27, 2002, among the Company, Deerfield Partners, L.P. and Deerfield International Limited (Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on December 4, 2002).

**10.31	Amendments to License Agreement, dated as of April 6, 2001 between Helsinn Healthcare SA and the Company (Incorporated by reference to Exhibits 99.1 and 99.2 to the Company’s Current Report on Form 8-K filed on December 23, 2003).

**10.32	Amendment to Supply and Purchase Agreement, dated as of April 6, 2001 between Helsinn Birex Pharmaceuticals Ltd. and the Company (Incorporated by reference to Exhibit 99.3 to the Company’s Current Report on Form 8-K filed on December 23, 2003).

***10.33	Letter Amendment to License, Research and Development Agreement, dated as of August 2, 2000, between the Company and MethylGene, Inc.

***12-a	Computation of Ratio of Earnings to Fixed Charges.

23	Consent of KPMG LLP.

31.1	Certification of Leon O. Moulder, Jr. Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of William C. Brown Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Leon O. Moulder, Jr. Pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of William C. Brown Pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Items that are management contracts or compensatory plans or arrangements required to be filed as an exhibit pursuant to Item 15(c) of this Form 10-K.

**	Pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended, confidential portions of Exhibits 10.10, 10.13, 10.17, 10.18, 10.20, 10.22, 10.26, 10.27, 10.31 and 10.32 have been deleted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment.

***	Previously filed with the original Annual Report on Form 10-K for the year ended December 31, 2003.