Form 10-Q
period 2004-06-30
MGI PHARMA INC
filed 2004-08-09
CIK 702131

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $.01 par value	70,654,780 shares
(Class)	(Outstanding at July 30, 2004)

MGI PHARMA, INC.

FORM 10-Q INDEX

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

MGI PHARMA, INC.

BALANCE SHEETS

(unaudited)

	June 30, 2004	December 31, 2003
ASSETS

Current assets:
Cash and cash equivalents	$328,176,616	$116,570,518
Short-term marketable investments	37,153,496	23,362,898
Restricted marketable investments	5,834,730	—
Receivables, less contractual and bad debt allowances of $5,974,550 and $3,315,399	39,624,381	6,223,964
Inventories	3,051,579	7,437,550
Prepaid expenses	448,919	922,070

Total current assets	414,289,721	154,517,000

Equipment, furniture and leasehold improvements, at cost less accumulated depreciation of $3,629,034 and $3,041,360	2,661,912	2,828,602
Long-term marketable investments	46,733,005	37,819,837
Restricted marketable investments, less current portion	11,327,991	—
Debt issuance costs, less accumulated amortization of $387,403 and $10,799	7,748,070	39,044
Long-term equity investment	911,512	3,646,052
Intangible assets, at cost less accumulated amortization of $4,350,319 and $3,667,412	4,970,551	5,653,457
Other assets	54,206	54,206

Total assets	$488,696,968	$204,558,198

(Continued)

BALANCE SHEETS

(Unaudited)

	June 30, 2004	December 31, 2003
LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$3,357,813	$4,039,139
Accrued expenses	24,849,305	21,632,345
Deferred revenue	245,000	245,000
Other current liabilities	113,474	28,910

Total current liabilities	28,565,592	25,945,394

Noncurrent liabilities:
Senior subordinated convertible notes, face value of $348,000,000 and $21,000,000, net of unamortized discount of $87,828,240 as of June 30, 2004 and unamortized warrant costs of $1,322,244 as of December 31, 2003.	260,171,760	19,677,756
Deferred revenue	2,073,750	2,196,250
Other noncurrent liabilities	136,251	128,636

Total noncurrent liabilities	262,381,761	22,002,642

Total liabilities	290,947,353	47,948,036

Stockholders’ equity:
Preferred stock, 10,000,000 authorized and unissued shares	—	—
Common stock, $.01 par value, 140,000,000 authorized shares, 70,576,368 and 63,393,964 issued and outstanding shares	705,764	633,940
Additional paid-in capital	413,132,960	377,347,640
Unearned compensation	(2,703,751)	(24,129)
Accumulated other comprehensive income	2,555,591	—
Accumulated deficit	(215,940,949)	(221,347,289)

Total stockholders’ equity	197,749,615	156,610,162

Total liabilities and stockholders’ equity	$488,696,968	$204,558,198

See accompanying notes to financial statements.

MGI PHARMA, INC.

STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Revenues:
Sales	$46,861,894	$8,529,200	$72,695,528	$14,671,987
Licensing	1,076,907	1,340,634	2,112,443	1,956,595

	47,938,801	9,869,834	74,807,971	16,628,582

Costs and expenses:
Cost of sales	14,141,802	1,248,901	21,766,640	2,315,276
Selling, general and administrative	16,682,962	11,383,651	34,147,837	20,201,631
Research and development	8,032,822	4,172,687	13,048,499	7,632,256

	38,857,586	16,805,239	68,962,976	30,149,163

Income (loss) from operations	9,081,215	(6,935,405)	5,844,995	(13,520,581)

Interest income	1,375,470	212,595	2,190,664	419,223
Interest expense	(1,754,701)	(249,390)	(2,479,319)	(498,781)

Income (loss) before taxes	8,701,984	(6,972,200)	$5,556,340	$(13,600,139)

Provision for income taxes	(150,000)	—	(150,000)	—

Net income (loss)	$8,551,984	$(6,972,200)	$5,406,340	$(13,600,139)

Net income (loss) per common share:
Basic	$0.12	$(0.14)	$0.08	$(0.27)

Assuming dilution	$0.11	$(0.14)	$0.07	$(0.27)

Weighted average number of common shares outstanding:
Basic	70,450,306	50,840,832	69,497,883	50,741,108
Diluted	75,944,468	50,840,832	74,777,235	50,741,108

See accompanying notes to financial statements.

MGI PHARMA, INC.

STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2004	2003
OPERATING ACTIVITIES:
Net income (loss)	$5,406,340	$(13,600,139)
Adjustments for non-cash items:
Depreciation and intangible amortization	1,276,450	1,022,788
Benefit plan contribution	451,275	266,364
Amortization of non-cash financing charges	499,853	183,782
Employee stock compensation expense	870,940	71,770
Deferred rent	7,615	17,743
Noncash consulting payments	15,000	10,000
Other	2,749	—
Change in operating assets and liabilities:
Receivables	(33,400,417)	(1,188,593)
Inventories	4,385,971	132,730
Prepaid expenses	473,151	(627,272)
Accounts payable and accrued expenses	2,935,380	184,232
Deferred revenue	(122,500)	(397,192)
Other current liabilities	84,564	(5,256)

Net cash used in operating activities	(17,113,629)	(13,929,043)

INVESTING ACTIVITIES:
Purchase of held-to-maturity investments	(70,539,888)	(2,000,000)
Maturity of held-to-maturity investments	53,126,253	3,101,995
Purchase of equipment, furniture and leasehold improvements	(429,603)	(450,357)
Other	—	2,343

Net cash provided by (used in) investing activities	(17,843,238)	653,981

FINANCING ACTIVITIES:
Restricted marketable securities held by trustee for debt service	(17,162,721)	—
Issuance of shares under stock plans	7,839,399	2,667,114
Proceeds of debt offering	260,171,760	—
Issuance costs of debt offering	(8,135,473)	—
Issuance of shares through stock purchase warrant exercise	3,850,000	—

Net cash provided by financing activities	246,562,965	2,667,114

Increase (decrease) in cash and cash equivalents	211,606,098	(10,607,948)

Cash and cash equivalents at beginning of period	116,570,518	52,933,393

Cash and cash equivalents at end of period	$328,176,616	$42,325,445

Supplemental disclosure of cash information:
Cash paid for interest	$80,677	$315,000

See accompanying notes to financial statements.

MGI PHARMA, INC.

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

(1) Basis of Presentation

In the opinion of management, the accompanying Unaudited Financial Statements (“financial statements”) of MGI PHARMA, INC. (“MGI” or “Company”) have been prepared on a consistent basis with the December 31, 2003 audited financial statements and include all adjustments, consisting only of normal recurring adjustments, necessary to fairly present the information set forth therein. The financial statements have been prepared in accordance with the regulations of the SEC, and, therefore, omit certain information and footnote disclosure necessary to present the statements in accordance with generally accepted accounting principles. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K, as amended, for the year ended December 31, 2003. Certain amounts reported in previous periods have been reclassified to conform to the current period presentation. The results of operations for the first six months of 2004 are not necessarily indicative of the results to be expected for the entire fiscal year.

Accounting Policies:

In preparing the financial statements in conformity with accounting principles generally accepted in the United States of America, management must make decisions that impact the reported amounts and the related disclosures. Such decisions include the selection of the appropriate accounting principles to be applied and the assumptions on which to base accounting estimates. In reaching such decisions, management applies judgments based on its understanding and analysis of the relevant circumstances, historical experience, and actuarial valuations. Actual amounts could differ from those estimated at the time the financial statements are prepared. Note 1 to the financial statements in the Company’s Annual Report on Form 10-K, as amended, provides a summary of the significant accounting policies followed in the preparation of the financial statements. Other footnotes in the Company’s Annual Report on Form 10-K, as amended, describe various elements of the financial statements and the assumptions made in determining specific amounts.

For both the current period and comparatively for historical financial statements, amortization expense related to acquired developed drugs is classified in cost of sales. Previously, amortization expense related to acquired developed drugs was classified as a separate line item under cost and expenses.

On May 11, 2004, the Company announced a two-for-one stock split. Shareholders, received one additional common share for each common share held on the record date of June 2, 2004. The split shares began trading as such on June 10, 2004. Option holders received the right to purchase one additional common share for each common share exercisable under their option agreements on the record date. The exercise price for each post-split share was concurrently reduced to half of its pre-split amount. The Board of Directors amended the Company’s certificate of incorporation to double the number of authorized common shares, from 70,000,000 to 140,000,000, in order to accomodate the stock split. All share and per share data for all periods presented have been restated to reflect this stock split.

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

At its March 2004 meeting, the EITF reached a consensus on recognition and measurement guidance previously discussed under EITF 03-01. The consensus clarifies the meaning of other-than-temporary impairment and its application to investments classified as either available-for-sale or held-to-maturity under SFAS No. 115 and investments accounted for under the cost method or the equity method. The recognition and measurement guidance for which the consensus was reached in the March 2004 meeting is to be applied to other-than-temporary impairment evaluations in reporting periods beginning after June 15, 2004. The Company does not believe that this consensus on the recognition and measurement guidance will have an impact on its results of operations or financial position.

(2) Stock Incentive Plans

Under stock incentive plans, designated persons (including officers, directors, employees and consultants) have been or may be granted rights to acquire our common stock. These rights include stock options, restricted stock units and other equity rights. At June 30, 2004, shares issued and shares available under stock incentive plans are as follows:

	Shareholder Approved Plans	Other Plans	Total For All Plans
Shares issuable under stock incentive plans	8,347,742	40,616	8,388,358
Shares available for future issuance	4,056,369	—	4,056,369

Total	12,404,111	40,616	12,444,727

Average exercise price for outstanding options	$10.43	$5.24	$10.40

We account for stock-based compensation arrangements in accordance with the provisions of Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees,” and comply with the disclosure provisions of SFAS No. 148, “Accounting for Stock-Based Compensation”. Under APB No. 25, compensation cost is recognized when the market value of the Company’s stock exceeds the amount an employee must pay to acquire the stock. During the second quarter of 2004, a stock option grant was made below market value and the aggregate amount of $284,800 is being expensed in accordance with APB No. 25 over a four-year vesting period. All other stock incentive awards were made at market value so no compensation expense has been recognized for these awards. Had we determined compensation cost based on fair value at the grant date for our stock options and the fair value of the discount related to the employee stock purchase plan under SFAS 123, our net income (loss) would have been reported as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Net income (loss), as reported	$8,551,985	$(6,972,200)	$5,406,340	$(13,600,139)
Add: Total stock-based employee compensation expense included in reported net income (loss)	20,602	—	20,602	—
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(5,191,858)	(1,618,891)	(8,289,580)	(2,863,177)

Pro forma net income (loss)	$3,380,729	$(8,591,091)	$(2,862,638)	$(16,463,316)

Net income (loss) per common share:
As reported basic	$0.12	$(0.14)	$0.08	$(0.27)
Pro forma basic	$0.05	$(0.17)	$(0.04)	$(0.32)

As reported diluted	$0.11	$(0.14)	$0.07	$(0.27)
Pro forma diluted	$0.04	$(0.17)	$(0.04)	$(0.32)

	2004	2003	2004	2003
Expected dividend yield	0%	0%	0%	0%
Risk-free interest rate	3.73%	2.40%	3.36%	2.53%
Annualized volatility	0.90	0.70	0.90	0.74
Expected life, in years	5	5	5	5

(3) Earnings (loss) Per Common Share

Earnings (loss) per share for the three-month and six-month periods ended June 30, 2004 and 2003 is based on weighted average shares outstanding as summarized in the following table:

Three months ended June 30,	2004	2003
Weighted-average shares - basic	70,450,306	50,840,832
Effect of dilutive stock options	5,494,162	—

Weighted-average shares - assuming dilution	75,944,468	50,840,832

Six months ended June 30,	2004	2003
Weighted-average shares - basic	69,497,883	50,741,108
Effect of dilutive stock options	5,279,352	—

Weighted-average shares - assuming dilution	74,777,235	50,741,108

Potentially dilutive securities for 2003, which are excluded from the calculations because their inclusion in a calculation of net loss per share would have been antidilutive, include options for 8,724,186 shares of common stock and convertible debt and warrants for 5,942,856 shares of common stock.

As of June 30, 2004, the 8,269,942 shares that would be issued upon conversion of the convertible notes issued in early 2004 are not included in the calculation of diluted net income per share because all conditions required to permit conversion have not been satisfied (see Note 7).

(4) Marketable Investments

Marketable investments and restricted marketable investments consisted of held-to-maturity debt investments that are reported at amortized cost, which approximates fair value, and available-for-sale, publicly traded, equity securities that are reported at fair market value. Unrealized gains from the available-for-sale, equity securities are included in “Accumulated other comprehensive income,” as a separate component of stockholders’ equity. Short-term marketable investments at June 30, 2004 and December 31, 2003 are summarized in the following table:

	2004	2003
Corporate notes	$37,153,496	$23,362,898

Long-term marketable investments at June 30, 2004 and December 31, 2003 consisted of publicly traded, equity securities and corporate notes and United States government agencies debt. The corporate notes and United States government agencies debt mature between July of 2005 and April of 2006. Long-term marketable securities are summarized in the following table:

	2004	2003
Corporate notes	$11,252,935	$8,040,660
Equity securities	5,290,131	—
Government instruments	30,189,939	29,779,177

Total	$46,733,005	$37,819,837

Restricted marketable investments of $17,162,721 at June 30, 2004 consist of United States government treasury investments (see note 7).

(5) Inventories

Inventories at June 30, 2004 and December 31, 2003 are summarized as follows:

	2004	2003
Raw materials and supplies	$51,472	$348,087
Work in process	457,460	593,028
Finished products	2,542,647	6,496,435

Total	$3,051,579	$7,437,550

Inventories are stated at the lower of cost or market. Cost is determined on a first-in, first-out basis.

(6) Accrued Expenses

Accrued expenses at June 30, 2004 and December 31, 2003 are summarized as follows:

	2004	2003
Product development commitments	$881,155	$11,056,023
Field sales bonuses	823,541	843,000
Other bonuses	1,161,729	1,297,575
Product returns	2,515,269	1,484,638
Lease accrual	177,081	251,011
Retirement plan	472,155	1,572,626
Product rebate and other fees	10,269,822	1,080,215
Interest	1,951,288	52,500
License fee	3,069,532	491,215
Other accrued expenses	3,527,733	3,503,542

Total	$24,849,305	$21,632,345

(7) Convertible Debt

Convertible debt, which is stated at face value less unamortized discount and warrants, at June 30, 2004 and December 31, 2003 is summarized as follows:

	2004	2003
Convertible notes	$348,000,000	$21,000,000
Unamortized discount	(87,828,240)	—
Unamortized warrants	—	(1,322,244)

Total	$260,171,760	$19,677,756

In early 2004, an aggregate of 5,142,856 shares of our common stock were issued to Deerfield International Limited and Deerfield Partners, L.P. pursuant to their election to fully convert our 3% convertible subordinated notes issued in December 2002 for gross proceeds of $21 million. Also in early 2004, the common stock purchase warrants that were issued in connection with that December 2002 financing were exercised. We received $3,850,000 upon the exercise of the warrants and issued 800,000 common shares.

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

The Notes are convertible at the option of the holders into shares of our common stock only under the following circumstances: (1) if the closing sale price of our common stock was more than 120% of the then current conversion price of the Notes for at least 20 trading days in the period of the 30 consecutive trading days ending on the last trading day of the previous calendar quarter (once the forgoing condition is satisfied for any one quarter, then the notes will thereafter be convertible at any time at the option of the holder, through maturity), (2) if we elect to redeem the Notes, (3) upon the occurrence of specified corporate transactions or if significant distributions to holders of our common stock occur or (4) subject to certain exceptions, for the five consecutive business day period following any five consecutive trading day period in which the average trading price of the Notes was less than 98% of the average of the sale price of our common stock during such five-day trading period multiplied by the Notes then current conversion rate. Subject to the above conditions, the Notes are convertible into an aggregate of 8,269,942 shares of common stock at an initial conversion price of $31.46 per share of common stock.

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

In connection with the issuance of the Notes, we pledged marketable investments of $17.1 million as security for the first six scheduled interest payments due on the Notes. At June 30, 2004, $5.8 million was classified as short-term marketable securities due within one year and $11.3 million was classified as long-term marketable securities due within three years.

We have filed and are seeking effectiveness of a shelf registration statement for the resale by investors of the Notes and the common stock issuable upon conversion of the Notes. The issuance and sale of the Notes and the subsequent offering of the Notes by the initial purchasers to qualified institutional buyers were exempt from the registration provisions of the Securities Act of 1933 pursuant to Section 4(2) of such Act and Rule 144A promulgated thereunder.

(8) Stockholders’ Equity

Changes in selected stockholders’ equity accounts for the six months ended June 30, 2004 were as follows:

	Common Stock		Additional paid-in capital	Unearned compensation - restricted stock
	Shares	Par value
Balance at December 31, 2003	63,393,964	$633,940	$377,347,640	$(24,129)
Conversion of debt	5,142,856	51,429	19,699,734
Exercise of stock purchase warrants	800,000	8,000	3,842,000
Exercise of stock options	1,166,872	11,669	7,190,428
Employee stock purchase plan	36,231	362	636,940
Restricted stock unit and stock option expense			3,400,562	(2,703,751)
Income tax expense related to employee stock awards			150,000
Employee retirement plan contribution	44,638	446	1,103,167
Cancel restricted stock	(8,715)	(87)	(252,506)
Restricted stock expense				24,129
Other issuances	522	5	14,995

Balance at June 30, 2004	70,576,368	$705,764	$413,132,960	$(2,703,751)

(9) Licensing

In April 2001, we obtained the exclusive United States and Canada oncology license and distribution rights for Aloxi® injection from Helsinn Healthcare SA. Aloxi injection is a unique 5-HT3 antagonist and at that time was being developed for the prevention of chemotherapy-induced nausea and vomiting (“CINV”). Aloxi injection was approved for marketing by the FDA on July 25, 2003. Our $11 million upfront obligation was satisfied through a $5 million deposit made upon the execution of the letter of intent in October 2000, $3 million in cash paid in April 2001, and $3 million of our common shares delivered in April 2001. All time-based or performance milestone payments related to Helsinn’s development of Aloxi injection for the prevention of CINV were cash payments as follows: $2 million in October 2001, $4 million in April 2002, $10 million in December 2002 and $11 million in August 2003.

In November 2003, we expanded our exclusive United States and Canada license agreement for Aloxi injection to include the prevention of postoperative nausea and vomiting (“PONV”), an oral Aloxi formulation and extended the term through December 31, 2015 for all of our rights under the expanded agreement. Under the terms of this amendment, we made initial payments to Helsinn totaling $22.5 million, a subsequent milestone payment of $2.5 million and we expect to make additional milestone payments totaling $22.5 million over the course of the next several years upon achievement of certain development milestones that culminate with the approvals in the United States of Aloxi injection for the prevention of PONV and an oral Aloxi formulation. We will also pay royalties and product supply fees based upon net sales. Helsinn will continue to fund and conduct the majority of development of Aloxi injection for the prevention of PONV and oral Aloxi formulation, and will supply finished product upon commercialization.

(10) Research and Development Expense

Research and development expense for the three-month and six-month periods ended June 30, 2004 and 2003 consists of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
License fees	$2,550,000	$—	$3,050,000	$—
Other research and development	5,482,822	4,172,687	9,998,499	7,632,256

Total	$8,032,822	$4,172,687	$13,048,499	$7,632,256

(11) Comprehensive Income

Total comprehensive income (loss) consists of net income (loss) and other comprehensive income, which consists of unrealized gains and losses on available-for-sale investments. Other comprehensive income has no impact on our net income (loss) but is reflected in our balance sheet through an adjustment to shareholders’ equity. The components of comprehensive income (loss) are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Net income (loss), as reported	$8,551,984	$(6,972,200)	$5,406,340	$(13,600,139)
Unrealized gain from securities classified as available for sale	2,555,591	—	2,555,591	—

Comprehensive income (loss)	$11,107,575	$(6,972,200)	$7,961,931	$(13,600,139)

(12) Subsequent Event

In July 2004, we entered into a three year promotion agreement for Kadian®, a sustained release formulation of morphine, with Alpharma, Inc. Under the terms of this promotion agreement, we will market Kadian capsules in the United States to oncology health care professionals for moderate to severe pain associated with cancer. Kadian capsules are currently marketed by Alpharma to other pain specialists in the United States.

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

We promote products directly to physician specialists in the United States using our own sales force. Our marketed products include Aloxi® (palonosetron hydrochloride) injection, Salagen® Tablets (pilocarpine hydrochloride), and Hexalen® (altretamine) capsules. In the third quarter of 2003, Aloxi injection was approved by the U.S. Food and Drug Administration (“FDA”) for the prevention of acute and delayed chemotherapy-induced nausea and vomiting (“CINV”) and we began promoting it. Given the large market in which Aloxi injection competes and its favorable clinical profile, sales of Aloxi injection are substantially exceeding 2004 sales of our other current products. We obtained exclusive U.S. and Canadian license and distribution rights to Aloxi injection for CINV from Helsinn Healthcare SA (“Helsinn”) in April 2001. In November 2003, we and Helsinn expanded the agreement to include rights for the prevention of postoperative nausea and vomiting (“PONV”) application of Aloxi injection and an oral Aloxi formulation.

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

In July 2004, we entered into a three year promotion agreement for Kadian®, a sustained release formulation of morphine, with Alpharma, Inc. Under the terms of this promotion agreement, we will market Kadian capsulesin the United States to oncology health care professionals for moderate to severe pain associated with cancer. Kadian capsules are currently marketed by Alpharma to other pain specialists in the United States. We will begin promoting Kadian capsules to oncologists in the Fall of 2004.

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

The following table summarizes the principal indications and commercial rights for our currently marketed products and development programs.

Products	Principal Indications	Status	Commercial Rights
Aloxi injection	• Chemotherapy- induced nausea and vomiting	• Currently marketed	U.S. & Canada: MGI

Salagen Tablets	• Symptoms of radiation-induced dry mouth in head and neck cancer patients	• Currently marketed	U.S.: MGI Europe: Novartis Canada: Pfizer

	• Dry mouth, plus dry eyes outside the U.S., in Sjögren’s syndrome patients	• Currently marketed	Rest of World: Various other collaborators

Hexalen capsules	• Ovarian cancer	• Currently marketed	U.S.: MGI Outside U.S.: Various collaborators

Kadian capsules	• Moderate to severe pain	• Currently marketed	Oncology promotion in U.S.: MGI

Aloxi injection	• Post operative nausea and vomiting	• To begin Phase 3	U.S. & Canada: MGI

Oral Aloxi formulation	• Nausea and vomiting	• To begin Phase 3	U.S. & Canada: MGI

Irofulven	• Monotherapy • Combination therapy	• Phase 2 • Phases 1 & 2	Worldwide: MGI

Other Acylfulvene Analogs	• Various cancers	• Preclinical	Worldwide: MGI

MG98	• Various cancers	• Phase 1	U.S. & Canada: MGI

Our goal is to become a leading oncology-focused biopharmaceutical company serving well-defined markets. The key elements of our strategy are to:

•	Continue to successfully commercialize Aloxi injection for prevention of CINV. We intend to aggressively market Aloxi injection as an enhanced alternative to currently marketed 5-HT3 receptor antagonists indicated for prevention of CINV.

•	Expand the Aloxi franchise by developing Aloxi injection for prevention of PONV and by developing an oral Aloxi formulation for nausea and vomiting. Phase 3 trials of Aloxi injection for prevention of PONV and of an oral Aloxi formulation are expected to initiate near the end of 2004.

•	Selectively add to our product portfolio through various means, including product acquisition, in-licensing, co-promotion or business combinations. We intend to focus our product acquisition efforts on currently marketed pharmaceutical products or product candidates for which we believe we can effectively add value through our commercial and development capabilities.

•	Advance the irofulven clinical program, including a phase 2 hormone refractory prostate cancer program during 2004.

•	Successfully launch and promote Kadian capsules for relief of pain related to cancer.

Results of Operations

The six months and quarter ended June 30, 2004 compared to June 30, 2003:

Revenues

Total revenues in the second quarter and first half of 2004 increased 386 percent and 350 percent, respectively, over total revenues in the corresponding periods of 2003.

	Three Months Ended June 30,		Change	% Change
	2004	2003
Sales:
Aloxi injection	$37,141,292	$—	$37,141,292	N/A
Salagen	8,572,632	7,382,661	1,189,971	16%
Other	1,147,970	1,146,539	1,431	—%

Total sales	46,861,894	8,529,200	38,332,694	449%
Licensing	1,076,907	1,340,634	(263,727)	(20)%

Total revenues	$47,938,801	$9,869,834	$38,068,967	386%

	Six Months Ended June 30,		Change	% Change
	2004	2003
Sales:
Aloxi injection	$55,702,250	$—	$55,702,250	N/A
Salagen	15,289,658	12,597,971	2,691,687	21%
Other	1,703,620	2,074,016	(370,396)	(18)%

Total sales	72,695,528	14,671,987	58,023,541	395%
Licensing	2,112,443	1,956,595	155,848	8%

Total revenues	$74,807,971	$16,628,582	$58,179,389	350%

Sales: Sales revenue in the second quarter and first half of 2004 increased 449 percent and 395 percent, respectively, over sales revenue in the corresponding periods of 2003.

•	Sales of Aloxi injection, which we began selling in September 2003, are the primary reason for the increase in sales revenue. We recognized $37.1 million in Aloxi injection net sales revenue in the second quarter of 2004 and $55.7 million in Aloxi injection in the first half of 2004. This represented 79 percent and 77 percent of our sales revenue in the second quarter of 2004 and first half of 2004, respectively. Continued commercialization of Aloxi injection is expected to result in sales of Aloxi injection representing a greater percentage of our sales revenue in future periods.

•	Salagen sales were $8.6 million or 18% of our sales revenue and $7.4 million or 87% of our sales revenue for the second quarter of 2004 and 2003, respectively. Salagen sales were $15.3 or 21% of our sales revenue and $12.6 million or 86% of our sales revenue in the first half of 2004 and 2003, respectively. In addition to increased sales of Salagen 5.0 mg Tablets, 2004 sales increased due to the launch of Salagen 7.5mg Tablets in the first quarter of 2004. As is common in the pharmaceutical industry, our domestic sales are made to pharmaceutical wholesalers for further distribution through pharmacies to the ultimate consumers of our products. We believe that $1 million to $2 million of Salagen sales in the second quarter of 2004 represented wholesaler initiated purchases that increased the amount of product in the distribution channels.

We expect sales for our currently marketed products for 2004, including Aloxi injection, to range from $167 million to $177 million. Sales for Aloxi injection are expected to range from $140 million to $150 million for 2004.

Licensing: Licensing revenue decreased 20 percent to $1,076,907 in the second quarter of 2004 from $1,340,634 in the second quarter of 2003 and increased 8 percent to $2,112,443 in the first half of 2004 from $1,956,565 in the first half of 2003. Licensing revenue is a combination of deferred revenue amortization that is recognized over the term of the underlying arrangement and royalties that are recognized when the related sales occur.

Future licensing revenue will fluctuate from quarter to quarter depending on the level of recurring royalty generating activities and changes in amortization of deferred revenue, including the initiation or termination of licensing arrangements. We expect licensing revenue of approximately $3 million for 2004.

Costs and Expenses

	Three Months Ended June 30,		Change	% Change
	2004	2003
Costs and expenses:
Cost of sales	$14,141,802	$1,248,901	$12,892,901	1,032%
Selling, general and administrative	16,682,962	11,383,651	5,299,311	47%
Research and development	8,032,822	4,172,687	3,860,135	93%

	$38,857,586	$16,805,239	$22,052,347	131%

	Six Months Ended June 30,		Change	% Change
	2004	2003
Costs and expenses:
Cost of sales	$21,766,640	$2,315,276	$19,451,364	840%
Selling, general and administrative	34,147,837	20,201,631	13,946,206	69%
Research and development	13,048,499	7,632,256	5,416,243	71%

	$68,962,976	$30,149,163	$38,813,813	129%

Cost of sales: Cost of sales as a percent of sales was 30.2 percent and 14.6 percent for the second quarter of 2004 and for the second quarter of 2003, respectively and 29.9 percent and 15.8 percent for the first half of 2004 and for the first half of 2003, respectively. The increase in cost of sales as a percentage of sales is primarily a result of sales of Aloxi injection, which began in September 2003. If Aloxi injection sales continue to represent an increasing percentage of our sales revenue, cost of sales will increase as a percentage of sales. Cost of sales may vary from quarter to quarter, depending on the product mix and production costs. We believe that cost of sales for 2004 will be approximately 31 percent of sales.

For both the current period and comparatively for historical financial statements, amortization expense related to acquired developed drugs is included in cost of sales. Previously, amortization expense related to acquired developed drugs was broken out as a separate line item under cost and expenses.

Selling, general and administrative: Selling, general and administrative expenses increased 47 percent to $16,682,962 in the second quarter of 2004 from $11,383,651 in the second quarter of 2003 and increased 69 percent to $34,147,837 in the first half of 2004 from $20,201,631 in the first half of 2003. The increase is primarily due to costs associated with the launch and promotion of Aloxi injection. We expect selling, general and administrative expense of approximately $65 million for 2004.

Research and development: Research and development expense increased 93 percent to $8,032,822 in the second quarter of 2004 from $4,172,687 in the second quarter of 2003 and increased 71 percent to $13,048,499 in the first half of 2004 from $7,632,256 in the first half of 2003. The increase in the second quarter of 2004 from the second quarter of 2003 primarily represents a $2.5 million milestone payment to Helsinn in the second quarter of 2004. We expect research and development expense for 2004 to be approximately $24 million, including expected license fees that will become due upon Helsinn’s achievement of milestones in the Aloxi development programs.

	Three Months Ended June 30,		Change	% Change
	2004	2003
Interest income	$1,375,470	$212,595	$1,162,875	547%
Interest expense	(1,754,701)	(249,390)	(1,505,311)	604%

	$(379,231)	$(36,795)	$(342,436)	931%

	Six Months Ended June 30,		Change	% Change
	2004	2003
Interest income	$2,190,664	$419,223	$1,771,441	423%
Interest expense	(2,479,319)	(498,781)	(1,980,538)	397%

	$(288,655)	$(79,558)	$(209,097)	263%

Interest Income

Interest income increased 547 percent to $1,375,470 in the second quarter of 2004 from $212,595 in the second quarter of 2003 and increased 423 percent to $2,190,664 in the first half of 2004 from $419,223 in the first half of 2003. The increases are due to an increase in the average amount of funds available for investment, resulting from the $168.6 million in net proceeds from the August 2003 follow-on public offering and the $252.1 million in net proceeds from the March 2004 convertible debt issuance. Interest income for 2004 will fluctuate depending on the timing of cash flows and changes in interest rates for marketable investments.

Interest Expense

Interest expense increased 604 percent to $1,754,701 in the second quarter of 2004 from $249,390 in the second quarter of 2003 and increased 397 percent to $2,479,319 in the first half of 2004 from $498,781 in the first half of 2003. The increases are due to our issuance of convertible debt in March 2004. We expect interest expense for 2004 to be approximately $6.1 million, of which $5.1 million will be paid using cash. The non-cash portion of interest expense is primarily related to the amortization of issuance costs incurred and capitalized in conjunction with issuance of the convertible debt in March 2004.

Tax Expense

The second quarter 2004 tax expense of $150,000 represents alternative minimum tax on year-to-date income at a rate of approximately 2.7 percent. Our ability to sustain profitable operations is dependent upon our successful commercialization of Aloxi injection, among other things, and therefore, we continue to maintain a valuation allowance against our deferred tax assets. If and when it is judged to be more-likely-than-not that we will be able to utilize some or all of our deferred tax assets, the related valuation allowance will be reduced and a tax benefit will be recorded, and the portion of the allowance pertaining to the exercise of stock options will increase additional paid-in capital. Then for subsequent tax periods, our tax provision would likely reflect normal statutory tax rates and utilization of our deferred tax attributes would reduce our deferred tax asset balance. The timing of this valuation allowance adjustment is primarily dependent upon continued growth in sales of Aloxi injection and the consequent demonstration of consecutive quarters of profitability. Given current operating expectations, during 2005 is the earliest that an adjustment to reduce the valuation allowance could occur.

Net Income/ Loss

We had net income of $8,551,984 in the second quarter of 2004 and a net loss of $6,927,200 in the second quarter of 2003. We had net income of $5,406,340 in the first half of 2004 and a net loss of $13,600,139 in the first half of 2003. The net income for the first half of 2004 reflects a 350 percent increase in revenues from 2003 to 2004, partially offset by a 129 percent increase in costs and expenses from 2003 to 2004. We expect net income for 2004 to be approximately $30 million. Business development and licensing activities resulting in expansion of our product portfolio may decrease net income or result in a net loss for 2004.

Liquidity and Capital Resources

At June 30, 2004, we had cash, cash equivalents and marketable investments of $412 million and working capital of $386 million, compared with $178 million and $129 million, respectively, at December 31, 2003. A majority of the increase was due to net proceeds of $252 million received from the issuance of convertible debt in March 2004.

Net Cash Used in Operating Activities

Net cash used in operations was $17.1 million and $13.9 million for the six months ended June 30, 2004 and 2003, respectively. The increase in cash use was primarily due to an increase in accounts receivable, offset by net income and decreases in accounts payable, accrued expenses and inventories. The $33.4 million increase in accounts receivable is a result of increased sales and longer payment terms related to Aloxi injection. As is common in the industry for drugs prior to receipt of a permanent Medicare reimbursement code, during the second quarter of 2004, we began offering 180-day payment terms for Aloxi injection leading up to the anticipated utilization of a reimbursement code effective January 1, 2005. We will monitor Aloxi injection product trends in the distribution channel and disclose significant differences between these trends and end-user demand. We expect receivable balances to increase significantly as a result of increased Aloxi injection sales and lengthened payment terms for those sales.

Net Cash Provided by (Used In) Investing Activities

Net cash used in investing was $17.8 million and provided by investing was $0.7 million for the six months ended June 30, 2004 and 2003, respectively. The increase in cash used in investing was due to purchases of held-to-maturity investments.

Net Cash Provided by Financing Activities

Net cash provided by financing was $246.6 million and $2.7 million for the six months ended June 30, 2004 and 2003, respectively. The 2004 amount was due to net proceeds $252.1 million received from the issuance of convertible debt in March 2004, $7.8 million from issuance of shares under stock award plans and $3.9 million upon the exercise of warrants and issuance of shares. This total was reduced by the purchase of $17.2 million of restricted marketable securities, which were pledged as security for the first six scheduled interest payments related to issuance of convertible debt.

Cash Management and Requirements

Substantial amounts of capital are required for our pharmaceutical development and commercialization efforts. For continued development and commercialization of our product candidates and marketed products, and the acquisition and development of additional product candidates, we plan to utilize cash provided from product sales, collaborative arrangements and existing liquid assets, plus we may seek other sources of funding, including additional equity or debt issuances as appropriate. We expect 2004 annual cash use for operating activities to be approximately $40 million primarily related to increased Aloxi injection accounts receivable and inventory. We have no arrangements or operating covenants that would trigger acceleration of our lease obligations or long-term liabilities.

Our liquidity is affected by a variety of factors, including sales of our products, the pace of our research and development programs, the acquisition of new products and our ability to raise additional debt or equity capital. As identified in our risk factors, adverse changes that decrease future demand for our marketed products, continued access to the capital markets, continued development of our product candidates, acquisition of new products and accounts receivable collection issues within our concentrated customer base would affect our longer-term liquidity. We believe we have sufficient liquidity and capital resources to fund operations through to positive cash flow. The following table summarizes our contractual obligations at June 30, 2004 and the effect that payments due on these obligations are expected to have on our liquidity and cash flow in future periods:

	Remainder of 2004	2005	2006	2007	2008	Thereafter	Total
Operating lease payments	$933,000	$1,732,000	$1,461,000	$1,483,000	$622,000	$—	$6,231,000
Convertible debt	—	—	—	—	—	348,000,000	348,000,000
Helsinn minimum sales obligation (a)	—	2,862,000	5,181,000	6,120,000	5,554,000	16,260,000	35,977,000

Total	$933,000	$4,594,000	$6,642,000	$7,603,000	$6,176,000	$364,260,000	$390,208,000

(a)	In connection with the April 2001 in-licensing agreement with Helsinn Healthcare SA where we obtained the exclusive U.S. and Canadian oncology license and distribution rights for Aloxi injection, we agreed to pay minimum payments over the first ten years following commercialization. The minimum is only payable to the extent that it exceeds the actual payments that would otherwise be payable under the agreement. Minimum sales targets peak at approximately $90 million in the fourth year of commercialization.

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

Our accounting policy on revenue recognition is fully described in Notes 1 and 6 to the financial statements of our most recent Annual Report filed on Form 10-K, as amended, for the year ended December 31, 2003. The majority of our revenue relates to product sales. We recognize product sales revenue upon shipment to wholesalers, upon fulfillment of acceptance terms, if any, and when no significant contractual obligations remain. As is common in the pharmaceutical industry, our domestic sales are made to pharmaceutical wholesalers for further distribution through pharmacies and clinics to the ultimate consumers of our products. As such, our product sales revenue may be less than or greater than the underlying demand for our products. We report sales revenue net of wholesaler chargebacks, allowances for product returns, cash discounts, administrative fees and other rebates. We estimate wholesaler chargebacks, cash discounts, administrative fees and other rebates by considering the following factors: current contract prices and terms with both direct and indirect customers, estimated customer and wholesaler inventory levels and current average chargeback rates by product and by indirect customer. The majority of the expense and quarter-end liabilities associated with these estimates are defined contractually and resolved within several months following quarter-end and therefore it is unlikely the actual results will differ significantly from the estimates. We update these estimates for changes in facts and circumstances as appropriate. Our process to estimate product returns is tailored to the specific facts and circumstances of each product, including its product life cycle stage. For new products, product returns allowance is estimated based on historical information for similar or competing products in the same distribution channel. We obtain and evaluate product return data from distributors and, based on this evaluation, estimate return rates. For established products, product returns allowance is estimated by considering the following factors: current marketing efforts, estimated product in the distribution channel, underlying demand, historical experience and competitor behavior. Product in the distribution channel and underlying demand are estimated on a monthly basis by evaluating data obtained from a company that surveys pharmaceutical inventory movement and prescription data. We also use this data to monitor underlying demand in relation to significant external factors such as price changes from competitors and the introduction of new products by competitors. External and internal factors could have a material adverse effect on the demand for our products and on product returns. As of June 30, 2004, we had an allowance balance of $2.5 million for product returns. For the second quarter of 2004 and for the first six months of 2004, the increase in current provision related to sales made in the current period over the corresponding periods in 2003, is a result of the increased sales of Aloxi injection. The decrease in actual returns in the current period related to sales from prior periods and current provision related to sales made in prior periods from the second quarter of 2003 and for the first six months of 2003 to the corresponding periods in 2004 is a result of a decision to stop marketing Didronel. The following tables details the product returns allowance:

	Three Months Ended June 30,
	2004	2003
Balance beginning of period	$1,921,349	$1,006,086
Actual returns in current period related to sales from prior periods	(86,365)	(217,485)
Actual returns in current period related to sales from current period	—	—
Current provision related to sales made in prior periods	—	78,461
Current provision related to sales made in current period	680,285	136,337

Balance end of period	2,515,269	1,003,399

	Six Months Ended June 30,
	2004	2003
Balance beginning of period	$1,484,638	$1,109,913
Actual returns in current period related to sales from prior periods	(185,644)	(530,920)
Actual returns in current period related to sales from current period	—	—
Current provision related to sales made in prior periods	—	189,049
Current provision related to sales made in current period	1,216,275	235,357

Balance end of period	2,515,269	1,003,399

There were no significant changes to our critical accounting policies or estimates during the six months ended June 30, 2004. See our most recent Annual Report filed on Form 10-K, as amended, for the year ended December 31, 2003 for a discussion of our critical accounting policies.

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

RISKS RELATED TO OUR BUSINESS

Sales of Aloxi injection account for a significant and growing portion of our product revenues. Our business is dependent on the commercial success of Aloxi injection. If any factor adversely affects sales of Aloxi injection, we may be unable to continue our operations as planned.

Aloxi injection sales represented 77 and 24 percent of our total product sales and 74 and 20 percent of our total revenue for the six months ended June 30, 2004 and year ended December 31, 2003, respectively. Any factor adversely affecting sales of Aloxi injection could cause our product revenues to decrease and our stock price to decline significantly.

The success of our business is dependent on the continued successful commercialization of Aloxi injection. Aloxi injection is relatively new to the market and its long-term acceptance by the oncology community will depend largely on our ability to demonstrate the efficacy and safety of Aloxi injection as an alternative to other therapies. We cannot be certain that Aloxi injection will provide benefits considered adequate by providers of oncology services or that enough providers will use the product to ensure its continued commercial success.

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

We have a very limited history of profitability. We expect to incur significant expenses over the next several years as we devote substantial resources to 1) support of the development efforts of Aloxi products through milestone payments to Helsinn, 2) the continued development of other product candidates, including irofulven, and 3) continued commercialization of Aloxi injection and our other marketed products. Therefore, we may not reliably generate net income unless we are able to increase sales of Aloxi injection or other products compared to our current sales, and we may be unable to fund development of our product candidates or to continue our business operations as planned.

Sales of Salagen Tablets have accounted for a significant portion of our product revenues. If any factor adversely impacts sales of Salagen Tablets, our product revenues will decrease.

Prior to the launch of Aloxi injection in September of 2003, we derived the majority of our product revenues from the sale of Salagen Tablets. U.S. sales of Salagen Tablets represented 21 and 67 percent of our total product sales and 20 and 54 percent of our total revenue for the six months ended June 30, 2004 and year ended December 31, 2003, respectively. In March 2001, our orphan drug status for Salagen Tablets as a treatment for the symptoms of radiation-induced xerostomia, or severe dry mouth, in head and neck cancer patients expired. Our orphan status for Salagen as a treatment of symptoms associated with Sjögren’s syndrome expires in February 2005. Because Salagen Tablets does not have patent protection, competing generic products may enter these markets. In addition, we are aware of two currently marketed products that compete in the same or similar markets as Salagen Tablets. If sales of Salagen Tablets decline as a result of competition, or for any other reason, our revenues will decrease and our stock price could decline.

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

For the six months ended June 30, 2004, we had net income of $5.4 million, compared to a net loss of $13.6 million for the six months ended June 30, 2003. For year ended December 31, 2003, we had a net loss of $61.9 million, compared to a net loss of $36.1 million for the year ended December 31, 2002. Variations in the timing of our future revenue and expense could cause significant fluctuations in our operating results from period to period and may result in unanticipated earnings shortfalls or losses.

Clinical trials are complex and unpredictable and may be difficult to complete or produce unexpected results that could delay or prevent our ability to commercialize our product candidates.

Before obtaining regulatory approvals for the commercial sale of any product under development, including irofulven, we, or Helsinn Healthcare SA in the case of the Aloxi products, must demonstrate through preclinical studies and clinical trials that the product is safe and effective for use in each target indication. We depend on collaboration with Helsinn Healthcare SA, medical institutions and laboratories to conduct our clinical and preclinical testing in compliance with good clinical and laboratory practices as required by the FDA. We, or Helsinn Healthcare SA, may depend on contract research organizations to manage a substantial portion of the medical institutions utilized to conduct clinical testing. The results from preclinical animal studies and human clinical trials may not be predictive of the results that will be obtained in large-scale testing. Some of the results reported from phase 2 clinical trials are interim results and may not be predictive of future results, including final results from such phase 2 trials, because, among other factors, patient enrollment and the time period for evaluating patient results are not complete. If we, or Helsinn Healthcare SA, fail to adequately demonstrate the safety and efficacy of a product candidate, the FDA would not provide regulatory approval of the product. The appearance of unacceptable toxicities or side effects during clinical trials could interrupt, limit, delay or abort the development of a product. A number of companies in the pharmaceutical industry have suffered significant setbacks in advanced clinical trials, even after experiencing promising results in previous animal and human studies.

The time required to complete clinical trials is dependent upon, among other factors, the rate of patient enrollment. Patient enrollment is a function of many factors, including:

•	the size of the patient population;

•	the nature of clinical protocol requirements;

•	the diversion of patients to other trials or marketed therapies;

•	our ability to recruit and manage clinical centers and associated trials;

•	the proximity of patients to clinical sites; and

•	the patient eligibility criteria for the study.

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

We have limited financial and product development resources. This requires us to focus on product candidates in specific areas and forego opportunities with regard to other product candidates or applications. For example, our significant product candidate, irofulven, is in clinical and preclinical trials for a number of applications. We expect that a substantial portion of our product development efforts over the next several years will be devoted to further development of irofulven, including its application to the treatment of cancers or sub-populations of certain types of cancers with limited therapeutic options such as refractory cancers, for which we believe irofulven could most quickly be developed and approved for marketing. We are also investigating the efficacy of irofulven in combination with other cancer therapies. While some of these studies have indicated some effectiveness in relation to the target medical conditions, additional clinical trials must be conducted before product registration may be requested.

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

Our customer base is highly concentrated. Bankruptcy of any of our customers would adversely affect our financial condition and fluctuations in their purchases of our products would cause volatility in our results of operations.

Our principal customers, specialty distributors and wholesalers,. compromise a significant part of the distribution network for oncology injectibles and pharmaceutical products in the United States. If any of these customers becomes insolvent or disputes payment of the amount it owes us would adversely affect results of operations and our financial condition. Further, fluctuations in customer buying patterns and their inventory levels of distributors could cause volatility in our results of operations and could materially, adversely impact our results of operations.

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

We may need to obtain additional capital to grow our business and complete our product portfolio development and expansion plans. Issuance of new securities may dilute the interests of our shareholders and constrain our operating flexibility.

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

Competition in the pharmaceutical industry is intense. Most of our competitors are large, multinational pharmaceutical companies that have considerably greater financial, sales, marketing and technical resources than we do. Most of our present and potential competitors also have dedicated research and development capabilities that may allow them to develop new or improved products that compete with our products. Currently, Aloxi injection competes with three other products from the 5-HT3 receptor antagonist class of compounds, as well as products from other chemical classes that are also used for the prevention of chemotherapy-induced nausea and vomiting. These products are marketed by GlaxoSmithKline, Roche and Aventis, large multinational competitors. If Aloxi injection does not compete successfully with existing products on the market, our stock price could decline significantly. Additionally, MedImmune, Inc. and Daichi Pharmaceutical have drugs that are approved for sale and compete in the same markets as Salagen Tablets.

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

We hold an exclusive United States and Canada license on patents covering Aloxi injection proprietary rights. In addition, we hold an exclusive, worldwide license on patents and patent applications covering acylfulvene proprietary rights, including irofulven. The license applicable to these technologies is subject to certain statutory rights held by the U.S. government. Even though we have licensed these patents, we may not have exclusive rights to all possible acylfulvene analogs, all possible methods of using acylfulvene analogs to treat tumors or all possible synthetic methods for preparing acylfulvenes. In addition, we licensed rights to patents and patent applications covering MG98. Protection of these rights and creation of additional rights involve joint responsibilities between us and the respective license party.

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

There is uncertainty about the reimbursement status of healthcare products. Our profitability will depend in part on: (1) the price we are able to charge for our products, and (2) the availability of adequate reimbursement for our products from third-party payors, such as government entities, private health insurers and managed care organizations. Federal and state regulations govern or influence the reimbursement status of healthcare products in many situations and third-party payors are increasingly challenging the pricing of medical products and services.

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

Salagen Tablets generally have been eligible for reimbursement from third-party payors and we have applied for, or in certain cases already received confirmation of, reimbursement eligibility for Aloxi injection. Third-party reimbursement is important to the commercialization of Aloxi products. If government entities and other third-party payors do not provide adequate reimbursement levels for our products, our product and license revenues would be materially and adversely affected and our stock price could decline.

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

The trading price of our common stock has been, and could continue to be, subject to wide fluctuations in response to these factors, including the sale or attempted sale of a large amount of our common stock into the market. Our stock price ranged from $2.34 to $34.49 per share during the two-year period ended June 30, 2004. Broad market fluctuations may also adversely affect the market price of our common stock.

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

We routinely grant stock options to our employees and other individuals. At June 30, 2004, we had options outstanding at option prices ranging from $1.81 to $33.22 for 8,388,358 shares of our common stock that have been registered for resale. We have also issued convertible debt and are seeking effectiveness of a registration statement in relation to these securities and the common shares that may be issued in exchange for such debt. The convertible debt is convertible into 8,269,942 shares of common stock at an initial conversion price of $31.46 per share of common stock. Conversion is contingent on a number of factors that have not yet been satisfied. Consequently, we are not able to estimate when, if ever, the convertible debt will be converted into common stock, but any such conversion would almost certainly dilute shareholder value.

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

The indenture does not prohibit or limit us and would not limit any of our subsidiaries from incurring senior indebtedness or incurring other indebtedness and other liabilities. As of June 30, 2004, we do not have senior indebtedness outstanding, and have no senior subordinated indebtedness other than the notes. We anticipate that from time to time we will incur additional senior indebtedness and other additional liabilities.

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

The notes were sold under an exemption from registration under applicable federal and state securities laws. The notes have not been registered under the Securities Act and, therefore, until we fulfill our obligations under the registration rights agreement, the notes may only be offered or sold pursuant to an exemption from, or in a transaction not subject to, the registration requirements of the Securities Act and applicable state securities laws or pursuant to an effective registration statement. If no such exemption is available, you will not be able to sell your notes and/or any common stock issuable upon conversion of the notes. In addition, even after we have registered the notes and shares of underlying common stock, we will have the right, pursuant to the registration rights agreement, to suspend the use of the shelf registration statement in certain circumstances. In the event of such a suspension note holders would not be able to sell the notes or associated common stock under the registration statement.

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

The trading price of our common stock has been, and could continue to be, subject to wide fluctuations in response to these factors, including the sale or attempted sale of a large amount of our common stock into the market. Our stock price ranged from $2.34 to $34.49 per share during the two-year period ended June 30, 2004. Broad market fluctuations may also adversely affect the market price of our common stock.

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

Item 3.

Quantitative and Qualitative Disclosure About Market Risk

Our operations are not subject to risks of material foreign currency fluctuations, nor do we use derivative financial instruments in our treasury practices. We invest in marketable securities that meet high credit quality standards, as specified in our investment policy. We do not expect material losses due to interest rate or default risk within our investment portfolio. The impact on our net income (loss) as a result of a 25, 50 or 100 basis point (where 100 basis points equals 1%) change in short-term interest rates would be approximately $1,062,500, $2,125,000 or $4,250,000 annually based on our cash, cash equivalents, restricted marketable investment and marketable investment (excluding available-for-sale equity securities) balances at June 30, 2004.

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

(b) Changes in Internal Controls Over Financial Reporting

During the period covered by this report, there were no significant changes made in our internal controls over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

MGI PHARMA, INC.

PART II – OTHER INFORMATION

Item 2.

Changes in Securities

(a) See the discussion of the two-for-one stock split under Note (1) Basis of Presentation, Accounting Policies, of the Notes to the Company’s Financial Statements in Part I.

Item 4.

Submission of Matters to a Vote of Security Holders

The Company held its Annual Meeting of Shareholders on May 11, 2004, and sufficient favorable votes were cast to approve all management proposals as follows:

Election of management’s entire slate of nine directors by the following vote tallies:

	For	Withhold
Andrew J. Ferrara	29,757,008	437,488
Gilla Kaplan, Ph.D.	29,788,994	405,502
Edward W. Mehrer	29,754,647	439,849
Hugh E. Miller	28,208,872	1,985,624
Leon O. Moulder, Jr.	29,800,658	393,838
Lee J. Schroeder	27,871,183	2,323,313
David B. Sharrock	17,874,844	12,319,652
Waneta C. Tuttle, Ph.D.	29,801,357	393,145
Arthur Weaver	28,577,698	1,616,798

Amendment of the Company’s 1997 Stock Incentive Plan to extend the term of this plan through May 31, 2008 and to increase the number of shares available for awards granted under the plan by 4,110,000 by a vote of 16,081,369 for, 7,573,237 against, 59,298 abstaining, and 6,480,592 broker non-votes.

Amendment of the Company’s Amended and Restated Employee Stock Purchase Plan to increase the number of shares which may be purchased by 1,000,000 shares by a vote of 22,912,941 for, 746,810 against, 54,153 abstaining, and 6,480,592 broker non-votes.

Ratification of the independent auditors by a vote of 29,864,552 for, 271,136 against, 58,808 abstaining, and 0 broker non-votes.

Item 6. Exhibits and Reports on Form 8-K

(a) LISTING OF EXHIBITS:

Exhibit Number	Description

3.1	Second Amended and Restated Articles of Incorporation (Incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form10-Q for the quarter ended June 30, 2002).

3.2	Articles of Amendment to the Second Amended and Restated Articles of Incorporation, filed June 2, 2004.

3.3	Restated Bylaws of the Company, as amended to date (Incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form10-Q for the quarter ended June 30, 1998).

4.1	Specimen certificate for shares of Common Stock of the Company (Incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998).

4.2	Rights Agreement, dated as of July 14, 1998, between the Company and Norwest Bank, Minnesota, N.A. (including the form of Rights Certificate attached as Exhibit B thereto) (Incorporated by reference to Exhibit 1 to the Company’s Registration Statement on Form 8-A, filed July 15, 1998).

4.3	First Amendment to Rights Agreement, dated March 14, 2000, between the Company and Norwest Bank, Minnesota, N.A. (Incorporated by reference to Exhibit 2 to the Company’s Registration Statement on Form 8-A/A-1, filed March 20, 2000).

4.4	Form of Convertible Subordinated Promissory Notes issued to Deerfield Partners, L.P. and Deerfield International Limited on December 2,2002 (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on December 4, 2002).

4.5	Form of Common Stock Purchase Warrants issued to Deerfield Partners, L.P. and Deerfield International Limited on December 2, 2002(Incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on December 4, 2002).

4.6	Senior Subordinated Convertible Notes Purchase Agreement, dated February 25, 2004, by and between MGI PHARMA, INC. and Merrill Lynch, Pierce, Fenner & Smith(Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on March 4, 2004).

4.7	Senior Subordinated Convertible Notes Indenture, dated March 2, 2004, by and between MGI PHARMA, INC. and Wells Fargo Bank, National Association, as Trustee(Incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on March 4, 2004).

4.8	Registration Rights Agreement, dated March 2, 2004, by and between MGI PHARMA, INC. and Merrill Lynch, Pierce, Fenner & Smith(Incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on March 4, 2004).

31.1	Certification of Leon O. Moulder, Jr. Pursuant to Rule 13a-14(a) (Section 302 of the Sarbanes-Oxley Act of 2002).

31.2	Certification of William C. Brown Pursuant to Rule 13a-14(a) (Section 302 of the Sarbanes-Oxley Act of 2002).

32.1	Certification of Leon O. Moulder, Jr. Pursuant to 18 U.S.C. (S) 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of William C. Brown Pursuant to 18 U.S.C. (S) 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) REPORTS ON FORM 8-K

The Company “furnished” (in accordance with Item 12 of Form 8-K) a report on Form 8-K on April 14, 2004 to report under Items 7 and 12 the Company’s results of operations and financial condition for the quarter ended March 31, 2004.

The Company filed a report on Form 8-K on May 11, 2004 to report under Items 5 and 7 that the Company’s Board of Directors had approved a two-for-one stock split of its common stock. As a result of the split, shareholders will receive one additional common share for each common share held on the record date of June 2, 2004. The Company also announced the results of its Annual Shareholders Meeting, which was held on May 11, 2004 in Minneapolis, Minnesota. Shareholders approved all of management’s proposals and its recommended slate of directors.

The Company filed a report on Form 8-K on May 21, 2004 under Items 7 and 9, that made available, a presentation to attendees at the Banc of America Securities Health Care Conference, which was originally made available to the public by a live web cast over the Internet.

The Company filed a report on Form 8-K on June 16, 2004 under Items 7 and 9, that made available, a presentation to attendees at the Needham Biotechnology Conference, which was originally made available to the public by a live web cast over the Internet.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MGI PHARMA, INC.

Date: August 5, 2004	By:	/s/ William C. Brown
William C. Brown,
Executive Vice President and Chief Financial Officer
(principal financial officer, and duly authorized officer)

MGI PHARMA, INC.

Quarterly Report on Form 10-Q

for the

Quarter Ended June 30, 2004

EXHIBIT INDEX

Exhibit Number	Description
3.1	Second Amended and Restated Articles of Incorporation (Incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form10-Q for the quarter ended June 30, 2002).

3.2	Articles of Amendment to the Second Amended and Restated Articles of Incorporation, filed June 2, 2004.

3.3	Restated Bylaws of the Company, as amended to date (Incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form10-Q for the quarter ended June 30, 1998).

4.1	Specimen certificate for shares of Common Stock of the Company (Incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998).

4.2	Rights Agreement, dated as of July 14, 1998, between the Company and Norwest Bank, Minnesota, N.A. (including the form of Rights Certificate attached as Exhibit B thereto) (Incorporated by reference to Exhibit 1 to the Company’s Registration Statement on Form 8-A, filed July 15, 1998).

4.3	First Amendment to Rights Agreement, dated March 14, 2000, between the Company and Norwest Bank, Minnesota, N.A. (Incorporated by reference to Exhibit 2 to the Company’s Registration Statement on Form 8-A/A-1, filed March 20, 2000).

4.4	Form of Convertible Subordinated Promissory Notes issued to Deerfield Partners, L.P. and Deerfield International Limited on December 2,2002 (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on December 4, 2002).

4.5	Form of Common Stock Purchase Warrants issued to Deerfield Partners, L.P. and Deerfield International Limited on December 2, 2002(Incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on December 4, 2002).

4.6	Senior Subordinated Convertible Notes Purchase Agreement, dated February 25, 2004, by and between MGI PHARMA, INC. and Merrill Lynch, Pierce, Fenner & Smith(Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on March 4, 2004).

4.7	Senior Subordinated Convertible Notes Indenture, dated March 2, 2004, by and between MGI PHARMA, INC. and Wells Fargo Bank, National Association, as Trustee(Incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on March 4, 2004).

4.8	Registration Rights Agreement, dated March 2, 2004, by and between MGI PHARMA, INC. and Merrill Lynch, Pierce, Fenner & Smith(Incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on March 4, 2004).

31.1	Certification of Leon O. Moulder, Jr. Pursuant to Rule 13a-14(a) (Section 302 of the Sarbanes-Oxley Act of 2002).

31.2	Certification of William C. Brown Pursuant to Rule 13a-14(a) (Section 302 of the Sarbanes-Oxley Act of 2002).

32.1	Certification of Leon O. Moulder, Jr. Pursuant to 18 U.S.C. (S) 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of William C. Brown Pursuant to 18 U.S.C. (S) 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.