Form 10-Q
period 2004-09-30
MGI PHARMA INC
filed 2004-11-09
CIK 702131

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $.01 par value	70,920,709 shares
(Class)	(Outstanding at November 2, 2004)

MGI PHARMA, INC.

FORM 10-Q INDEX

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

MGI PHARMA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

	September 30, 2004	December 31, 2003
ASSETS
Current assets:
Cash and cash equivalents	$211,454,358	$116,570,518
Short-term marketable investments	37,159,989	23,362,898
Restricted marketable investments	5,907,578	—
Receivables, less contractual and bad debt allowances of $12,289,976 and $3,315,399	82,053,150	6,223,964
Inventories	5,183,056	7,437,550
Prepaid expenses	918,471	922,070

Total current assets	342,676,602	154,517,000

Equipment, furniture and leasehold improvements, at cost less accumulated depreciation of $3,656,725 and $3,041,360	2,673,334	2,828,602
Restricted cash	600,000	—
Long-term marketable investments	63,312,428	37,819,837
Restricted marketable investments, less current portion	8,387,578	—
Debt issuance costs, less accumulated amortization of $677,956 and $10,799	7,457,517	39,044
Long-term equity investment	911,512	3,646,052
Intangible assets, at cost less accumulated amortization of $4,697,773 and $3,667,412	8,536,097	5,653,457
Other assets	71,250	54,206

Total assets	$434,626,318	$204,558,198

(Continued)

CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

	September 30, 2004	December 31, 2003
LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$9,660,130	$4,039,139
Accrued expenses	34,528,962	21,632,345
Deferred revenue	245,000	245,000
Current portion of long-term debt	327,865	—
Other current liabilities	15,599,780	28,910

Total current liabilities	60,361,737	25,945,394

Noncurrent liabilities:
Senior subordinated convertible notes, face value of $348,000,000 and $21,000,000, net of unamortized discount of $87,828,240 as of September 30, 2004 and unamortized warrant costs of $1,322,244 as of December 31, 2003.	260,171,760	19,677,756
Long-term debt	2,376	—
Deferred revenue	2,029,009	2,196,250
Other noncurrent liabilities	1,452,816	128,636

Total noncurrent liabilities	263,655,961	22,002,642

Total liabilities	324,017,698	47,948,036

Stockholders’ equity:
Preferred stock, 10,000,000 authorized and unissued shares	—	—
Common stock, $.01 par value, 140,000,000 authorized shares, 70,798,764 and 63,393,964 issued and outstanding shares	707,988	633,940
Additional paid-in capital	416,233,303	377,347,640
Unearned compensation	(3,944,688)	(24,129)
Accumulated other comprehensive income	2,838,289	—
Accumulated deficit	(305,226,272)	(221,347,289)

Total stockholders’ equity	110,608,620	156,610,162

Total liabilities and stockholders’ equity	$434,626,318	$204,558,198

See accompanying notes to condensed consolidated financial statements.

MGI PHARMA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Revenues:
Sales	$54,905,028	$14,092,004	$127,600,556	$28,763,991
Licensing	644,650	7,109,046	2,757,093	9,065,641

	55,549,678	21,201,050	130,357,649	37,829,632

Costs and expenses:
Cost of sales	18,209,841	3,032,146	39,976,480	5,347,424
Selling, general and administrative	20,275,737	14,545,515	54,423,574	34,747,146
Research and development	22,952,509	15,223,561	36,001,009	22,855,816
Acquired in-process research and development	83,094,066	—	83,094,066	—

	144,532,153	32,801,222	213,495,129	62,950,386

Loss from operations	(88,982,475)	(11,600,172)	(83,137,480)	(25,120,754)

Interest income	1,761,171	429,193	3,951,835	848,417
Interest expense	(1,754,019)	(249,391)	(4,233,338)	(748,172)

Loss before taxes	(88,975,323)	(11,420,370)	$(83,418,983)	$(25,020,509)

Provision for income taxes	(310,000)	—	(460,000)	—

Net loss	$(89,285,323)	$(11,420,370)	$(83,878,983)	$(25,020,509)

Net loss per common share:
Basic	$(1.26)	$(0.20)	$(1.20)	$(0.47)
Assuming dilution	$(1.26)	$(0.20)	$(1.20)	$(0.47)

Weighted average number of common shares outstanding:
Basic	70,689,093	57,374,528	69,722,866	52,976,546
Diluted	70,689,093	57,374,528	69,722,866	52,976,546

See accompanying notes to condensed consolidated financial statements.

MGI PHARMA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Nine Months Ended September 30,
	2004	2003
OPERATING ACTIVITIES:
Net loss	$(83,878,983)	$(25,020,509)
Adjustments to reconcile net loss to net cash used in operating activities:
Acquired in-process research and development	83,094,066	—
Depreciation and intangible amortization	1,937,481	1,617,550
Benefit plan contribution	675,733	397,078
Amortization of non-cash financing charges	790,406	272,340
Employee stock compensation expense	729,917	83,620
Deferred rent	7,202	22,395
Noncash consulting payments	25,000	17,500
Other	(2,864)	—
Change in operating assets and liabilities (net of acquisitions):
Receivables	(74,422,866)	(5,400,055)
Inventories	2,254,494	(258,080)
Prepaid expenses	173,973	(807,430)
Accounts payable and accrued expenses	17,278,776	4,627,291
Deferred revenue	(183,750)	(7,325,722)
Other current liabilities	15,570,870	300,756

Net cash used in operating activities	(35,950,545)	(31,473,266)

INVESTING ACTIVITIES:
Purchase of held-to-maturity investments	(78,835,853)	(45,242,384)
Maturity of held-to-maturity investments	69,519,000	5,063,407
Purchase of available for sale equity securities	(24,400,000)	—
Purchases of certain net assets in connection with acquisitions, net of cash acquired	(86,051,411)	—
Purchase of equipment, furniture and leasehold improvements	(577,996)	(700,003)
Other	—	2,343

Net cash used in investing activities	(120,346,260)	(40,876,637)

FINANCING ACTIVITIES:
Proceeds from issuance of shares, net	—	168,581,477
Payment of deposit payable	—	(4,300,000)
Restricted marketable securities held by trustee for debt service	(14,295,156)	—
Issuance of shares under stock plans	9,589,514	10,055,708
Proceeds of debt offering	260,171,760	—
Issuance costs of debt offering	(8,135,473)	—
Issuance of shares through stock purchase warrant exercise	3,850,000	—

Net cash provided by financing activities	251,180,645	174,337,185

Increase in cash and cash equivalents	94,883,840	101,987,282

Cash and cash equivalents at beginning of period	116,570,518	52,933,393

Cash and cash equivalents at end of period	$211,454,358	$154,920,675

Supplemental disclosure of cash information:
Cash paid for interest	$3,007,531	$315,000

See accompanying notes to condensed consolidated financial statements.

MGI PHARMA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

(1) Basis of Presentation

In the opinion of management, the accompanying Unaudited Condensed Consolidated Financial Statements (“financial statements”) of MGI PHARMA, INC. and its wholly-owned subsidiaries (collectively “MGI” or “Company”) have been prepared on a consistent basis with the December 31, 2003 audited financial statements and include all adjustments, consisting only of normal recurring adjustments, necessary to fairly present the information set forth therein. The financial statements have been prepared in accordance with the regulations of the SEC, and, therefore, omit certain information and footnote disclosure necessary to present the statements in accordance with generally accepted accounting principles. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K, as amended, for the year ended December 31, 2003. Certain amounts reported in previous periods have been reclassified to conform to the current period presentation. The results of operations for the first nine months of 2004 are not necessarily indicative of the results to be expected for the entire fiscal year.

Accounting Policies:

In preparing the financial statements in conformity with U. S. generally accepted accounting principles, management must make decisions that impact the reported amounts and the related disclosures. Such decisions include the selection of the appropriate accounting principles to be applied and the assumptions on which to base accounting estimates. In reaching such decisions, management applies judgments based on its understanding and analysis of the relevant circumstances, and historical experience. Actual amounts could differ from those estimated at the time the financial statements are prepared. Note 1 to the financial statements in the Company’s Annual Report on Form 10-K, as amended, provides a summary of the significant accounting policies followed in the preparation of the financial statements. Other footnotes in the Company’s Annual Report on Form 10-K, as amended, describe various elements of the financial statements and the assumptions made in determining specific amounts.

The Condensed Consolidated Financial Statements include the accounts of MGI and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

On September 3, 2004, MGI acquired Zycos, Inc. MGI included Zycos’ operating results in its consolidated operating results beginning September 3, 2004. On September 28, 2004, MGI acquired Aesgen, Inc. MGI included Aesgens’ operating results in its consolidated operating results beginning September 28, 2004 (see Note 3, “Acquisitions”).

Costs to acquire in-process research and development projects and technologies which have no alternative future use and which have not reached technological feasibility at the date of acquisition are expensed as incurred (see Note 3, “Acquisitions”).

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

At its March 2004 meeting, the Emerging Issues Task Force (EITF) reached a consensus on recognition and measurement guidance previously discussed under EITF 03-01. The consensus clarifies the meaning of other-than-temporary impairment and its application to investments classified as either available-for-sale or held-to-maturity under SFAS No. 115 and investments accounted for under the cost method or the equity method. The recognition and measurement guidance for which the consensus was reached in the March 2004 meeting is to be applied to other-than-temporary impairment evaluations in reporting periods beginning after June 15, 2004. The Company does not believe that this consensus on the recognition and measurement guidance will not have an impact on its results of operations or financial position.

Tentative Accounting Pronouncement:

The EITF of the Financial Accounting Standards Board has been considering Issue No. 04-8, “The Effect of Contingently Convertible Debt on Diluted Earnings per Share.” It has been reported that the EITF reached a conclusion on this issue at its September 29-30, 2004 meeting, but the details of this conclusion have not yet been published. If the final published conclusion is consistent with the EITF’s draft abstract issued on July 19, 2004, then our diluted shares outstanding could be increased by up to 8.3 million shares to give effect to the contingent issuance of shares under our senior subordinated convertible notes issued in March 2004. Also, the net earnings used for earnings per share calculations could be adjusted, using the if-converted method, and our diluted shares outstanding and earnings per share calculations could be restated to present comparable information beginning with our third quarter of fiscal 2005.

If the EITF’s final conclusion is consistent with the July 19, 2004 draft abstract, the 8.3 million of potential dilutive shares would be excluded from our diluted loss per share for fiscal 2003, 2002 or 2001 and the three and nine months ended September 30, 2004 and 2003 because their inclusion in a calculation of net loss per share would have been antidilutive.

(2) Stock

Stock Incentive Plans:

Under stock incentive plans, designated persons (including officers, directors, employees and consultants) have been or may be granted rights to acquire our common stock. These rights include stock options, restricted stock units and other equity rights. At September 30, 2004, shares issuable from outstanding rights and shares available for future grant under stock incentive plans are as follows:

	Shareholder Approved Plans	Other Plans	Total For All Plans
Shares issuable under outstanding rights	9,535,001	40,616	9,575,617
Shares available for future grant	2,518,625	—	2,518,625

Total	12,053,626	40,616	12,094,242

Average exercise price for outstanding options	$13.21	$5.24	$13.17

We account for stock-based compensation arrangements in accordance with the provisions of Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees,” and comply with the disclosure provisions of SFAS No. 148, “Accounting for Stock-Based Compensation”. Under APB No. 25, compensation cost is recognized when the market value of the Company’s stock exceeds the amount an employee must pay to acquire the stock at the date of grant. During the second quarter of 2004, a stock option grant was made below market value and the aggregate amount of $284,800 is being expensed in accordance with APB No. 25 over a four-year vesting period. All other stock incentive awards were made at market value so no compensation expense has been recognized for these awards. Had we determined compensation cost based on fair value at the grant date for our stock options and the fair value of the discount related to the employee stock purchase plan under SFAS 123, our net loss would have been reported as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Net loss, as reported	$(89,285,323)	$(11,420,370)	$(83,878,983)	$(25,020,509)
Add: Total stock-based employee compensation expense included in reported net loss	37,083	—	57,685	—
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(7,116,692)	(2,823,814)	(15,406,272)	(5,686,991)

Pro forma net loss	$(96,364,932)	$(14,244,184)	$(99,227,570)	$(30,707,500)

Net loss per common share:
As reported basic	$(1.26)	$(0.20)	$(1.20)	$(0.47)
Pro forma basic	$(1.36)	$(0.25)	$(1.42)	$(0.58)

As reported diluted	$(1.26)	$(0.20)	$(1.20)	$(0.47)
Pro forma diluted	$(1.36)	$(0.25)	$(1.42)	$(0.58)

	2004	2003	2004	2003
Expected dividend yield	0%	0%	0%	0%
Risk-free interest rate	3.51%	2.82%	3.41%	2.71%
Annualized volatility	0.80	0.70	0.80	0.72
Expected life, in years	5.25	5	5.25	5

Loss per common share:

Loss per share for the three-month and nine-month periods ended September 30, 2004 and 2003 is based on weighted average shares outstanding as summarized in the following table:

Three months ended September 30,	2004	2003
Weighted-average shares - basic	70,689,093	57,374,528
Effect of dilutive stock options	—	—

Weighted-average shares - assuming dilution	70,689,093	57,374,528

Nine months ended September 30,	2004	2003
Weighted-average shares - basic	69,722,866	52,976,546
Effect of dilutive stock options	—	—

Weighted-average shares - assuming dilution	69,722,866	52,976,546

Potentially dilutive securities, which are excluded from the calculations because their inclusion in a calculation of net loss per share would have been antidilutive, include options for 9,575,617 and 8,940,362 shares of common stock for 2004 and 2003, respectively, and convertible debt and warrants for 5,942,856 shares of common stock in 2003.

As of September 30, 2004, the 8,269,942 shares that would be issued upon conversion of the convertible notes issued in the first quarter of 2004 are not included in the calculation of diluted net loss per share because all conditions required to permit conversion have not been satisfied and because their inclusion would have been antidilutive (see Note 8).

(3) Acquisitions

Zycos: On September 3, 2004, Zycos Acquisition Corp., a Delaware corporation and a wholly owned subsidiary of the Company merged with and into Zycos Inc., a Delaware corporation (“Zycos”), with Zycos surviving as a wholly owned subsidiary of the Company. Through the merger, the Company acquired all of the ownership interests in Zycos from its securityholders. Zycos was a privately held, development stage company that focused on the creation and development of oncology and antiviral products. The transaction has been accounted for as a purchase of a development stage enterprise. Commencing September 3, 2004, the results of Zycos operations have been included in the condensed consolidated financial statements.

As consideration for the acquisition of all ownership interests in Zycos, Inc., we paid $50 million in cash. In addition, we incurred $2.3 million in transaction fees, including legal, valuation, investment banking and accounting fees.

The preliminary purchase price of the Zycos acquisition:

Cash consideration	$50,000,000
Transaction costs	2,305,141

Total	$52,305,141

The preliminary purchase price was allocated to the tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values at the acquisition date. The determination of estimated fair value requires management to make significant estimates and assumptions. We hired an independent third party to assist in the valuation of assets that were difficult to value. Although we do not anticipate any significant adjustments, to the extent that our estimates used in the purchase accounting need to be refined, we will do so upon making that determination but not later than one year from the date of acquisition. The following table summarizes the preliminary estimated fair values of the assets acquired and liabilities assumed as of the acquisition date:

Current assets, principally cash and cash equivalents	$976,704
Property, plant and equipment	150,129
Restricted cash	600,000
In-process research and development	51,394,066
Intangible – acquired workforce	313,000
Other assets	9,714
Current liabilities	(811,145)
Deferred revenue	(20,259)
Other liabilities	(307,068)

Total preliminary purchase price	$52,305,141

The acquired in-process research and development (IPR&D) represents product candidate compounds currently under development that have not yet achieved regulatory approval for marketing and have no alternative future use. Accordingly, the $51.4 million allocated to IPR&D was immediately expensed in the condensed consolidated statements of operations for the three and nine months ended September 30, 2004. This charge is not deductible for tax purposes. The estimated fair value of these intangible assets was derived using a valuation from an independent third party. Zycos’ lead compound (“ZYC 101a”) for the treatment of cervical dysplasia represents approximately 90% of the estimated fair value of the IPR&D.

There are several methods that can be used to determine the estimated fair value of the acquired IPR&D. We utilized the “income method,” which applies a probability weighting to the estimated future net cash flows that are derived from projected sales revenues and estimated costs. These projections are based on factors such as relevant market size, patent protection, historical pricing of similar products, and expected industry trends. The estimated future net cash flows are then discounted to the present value using an appropriate discount rate that incorporates the weighted cost of capital relative to the industry and the Company as well as product specific risks associated with the acquired in-process research and development products. Product specific risk factors included the product’s phase of development, likelihood of success, clinical data, target product profile and development plan. These cash flows were then discounted to a present value using a discount rate of approximately 28%. The Company believes the assumptions used in the valuation are reasonable at the time of the acquisition.

The major risks and uncertainties associated with the timely and successful completion of these projects consist of the ability to confirm the safety and efficacy of the technology based on the data from clinical trials and obtaining necessary regulatory approvals. In addition, no assurance can be given that the underlying assumptions used to forecast the cash flows or the timely and successful completion of such projects will materialize, as estimated. For these reasons, among others, actual results may vary significantly from the estimated results.

Acquired workforce is recognized as an identifiable and separate intangible asset in the case of an asset purchase where no goodwill will be recognized. The $313,000 assigned to acquired workforce was estimated using the cost approach and is being amortized over a four year period.

Aesgen: On September 28, 2004, MGIP Acquisition Corp., a Delaware corporation and a wholly owned subsidiary the Company, merged with and into Aesgen, Inc., a Delaware corporation (“Aesgen”), with Aesgen surviving as a wholly owned subsidiary of the Company. Aesgen, Inc. was a privately held company focused on treating side effects associated with cancer treatments. Aesgen’s lead product, SaforisTM oral suspension, is a phase 3 product candidate in development for treatment of oral mucositis. The transaction has been accounted for as a purchase business combination per FAS 141, Business Combinations. Commencing September 28, 2004, the results of Aesgen’s operations have been included in the condensed consolidated financial statements.

As consideration for all of the ownership interests in Aesgen, we paid $32 million in cash at the closing. In addition, we assumed $1.1 million in liabilities and incurred $1.8 million in transaction fees, including legal, valuation and accounting fees.

The following is a summary of potential contingent consideration:

•	$33 million to Aesgen’s former securityholders upon FDA approval of Aesgen’s lead product currently known as “Saforis”,

•	$25 million in the event that net sales of Aesgen products containing L-Glutamine, including Saforis oral suspension, exceed $50 million in the second year after commercial launch of Saforis oral suspension,

•	After aggregate net sales of Saforis oral suspension exceed $50 million, the Company will also be obligated to pay Aesgen’s former securityholders a 5% royalty on net sales of Saforis oral suspension through the end of the ten-year period commencing upon commercial launch of Saforis oral suspension.

No contingent consideration was paid or was payable as of September 30, 2004.

The preliminary purchase price of the Aesgen acquisition:

Cash consideration	$32,000,000
Liabilities assumed	1,152,029
Transaction costs	1,766,873

Total preliminary purchase price	$34,918,902

The preliminary purchase price was allocated to the tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values at the acquisition date. The excess of the fair values of the assets and liabilities over the purchase price amounted to $1 million and was allocated to negative goodwill. In accordance with FAS 141, in a business combination with contingent consideration, the lesser of the maximum amount of contingent consideration or the total amount of negative goodwill should be recognized as a liability. In this case, negative goodwill is less than the maximum amount of contingent consideration and as a result, the $1 million is recognized as a long-term liability. The determination of estimated fair value requires management to make significant estimates and assumptions. We hired an independent third party to assist in the valuation of assets that were difficult to value. Although we do not anticipate any significant adjustments, to the extent that our estimates used in the purchase accounting need to be refined, we will do so upon making that determination but not later than one year from the date of acquisition. The following table summarizes the preliminary estimated fair values of the assets acquired and liabilities assumed as of the acquisition date:

Cash and cash equivalents	$332,698
Receivables	2,134,233
Property, plant and equipment	26,808
In-process research and development	31,700,000
Intangible – product rights	3,600,000
Other assets	45,050
Current liabilities	(1,905,408)
Long-term liability (negative goodwill)	(1,014,479)

Total	$34,918,902

The acquired in-process research and development (IPR&D) represents product candidate compounds currently under development that have not yet achieved regulatory approval for marketing and have no alternative future use. Accordingly, the $31.7 million allocated to IPR&D was immediately expensed in the condensed consolidated statements of operations for the three and nine months ended September 30, 2004. This charge is not deductible for tax purposes. The estimated fair value of these intangible assets was derived using a valuation from an independent third party. Aesgen’s lead product (Saforis oral suspension), a product candidate in development for treatment of oral mucositis, represents 100% of the estimated fair value of the IPR&D.

There are several methods that can be used to determine the estimated fair value of the acquired IPR&D. We utilized the “income method,” which applies a probability weighting to the estimated future net cash flows that are derived from projected sales revenues and estimated costs. These projections are based on factors such as relevant market size, patent protection, historical pricing of similar products, and expected industry trends. The estimated future net cash flows are then discounted to the present value using an appropriate discount rate that incorporates the weighted cost of capital relative to the industry and the Company as well as product specific risks associated with the acquired in-process research and development products. Product specific risk factors included the product’s phase of development, likelihood of success, clinical data, target product profile and development plan. These cash flows were then discounted to a present value using a discount rate of approximately 20%. The Company believes the assumptions used in the valuation are reasonable at the time of the acquisition.

The major risks and uncertainties associated with the timely and successful completion of these projects consist of the ability to confirm the safety and efficacy of the technology based on the data from clinical trials and obtaining necessary regulatory approvals. In addition, no assurance can be given that the underlying assumptions used to forecast the cash flows or the timely and successful completion of such projects will materialize, as estimated. For these reasons, among others, actual results may vary significantly from the estimated results.

Acquired identifiable intangible assets relate to product rights for calcitriol and pamidronate. Both products have demonstrated technical and commercial viability and have contracts which result in royalty revenue. The income method was used to determine a fair value of $3.6 million for the product rights. The product rights will be amortized over the remaining contract period of approximately 5 years.

Pro forma results of operations: The following unaudited pro forma information for the three and nine months ended September 30, 2004 and 2003, presents a summary of the combined results of the Company,

Aesgen and Zycos as if the acquisitions had occurred on January 1, 2003. The pro forma net loss and loss per share include the acquired IPR&D charge noted above as if recognized at the beginning of 2003. The pro forma information is not necessarily indicative of results that would have occurred had the acquisitions been consumated for the periods presented or indicative of results that may be achieved in the future.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Total revenues	$55,692,437	$22,709,180	$131,427,810	$43,606,402
Net loss	(10,082,853)	(14,471,512)	(9,412,575)	(114,143,955)

Pro forma loss per common share:
Basic and diluted	$(0.14)	$(0.25)	$(0.13)	$(2.15)

(4) Marketable Investments

Marketable investments and restricted marketable investments consisted of held-to-maturity debt investments that are reported at amortized cost, which approximates fair value, and available-for-sale, publicly traded, equity securities that are reported at fair market value. Unrealized gains or losses from the available-for-sale, equity securities are included in “Accumulated other comprehensive income,” as a separate component of stockholders’ equity. Short-term marketable investments at September 30, 2004 and December 31, 2003 are summarized in the following table:

	2004	2003
Corporate notes	$37,159,989	$23,362,898

Long-term marketable investments at September 30, 2004 and December 31, 2003 consisted of publicly traded, equity securities, corporate notes and United States government agencies debt. The corporate notes and United States government agencies debt mature between January of 2006 and April of 2006. Long-term marketable securities are summarized in the following table:

	2004	2003
Corporate notes	$3,193,185	$8,040,660
Equity securities	29,972,829	—
Government instruments	30,146,414	29,779,177

Total	$63,312,428	$37,819,837

Restricted marketable investments of $14,295,156 at September 30, 2004 consist of United States government treasury investments (see note 8).

(5) Inventories

Inventories at September 30, 2004 and December 31, 2003 are summarized as follows:

	2004	2003
Raw materials and supplies	$51,292	$348,087
Work in process	311,421	593,028
Finished products	4,820,343	6,496,435

Total	$5,183,056	$7,437,550

Inventories are stated at the lower of cost or market. Cost is determined on a first-in, first-out basis.

(6) Accrued Expenses

Accrued expenses at September 30, 2004 and December 31, 2003 are summarized as follows:

	2004	2003
Product development commitments	$853,958	$11,056,023
Field sales bonuses	3,043,539	843,000
Other bonuses	2,820,861	1,297,575
Product returns	3,282,333	1,484,638
Lease accrual	139,431	251,011
Retirement plan	870,658	1,572,626
Product rebate and other fees	12,992,904	1,080,215
Interest	487,900	52,500
License fee	3,905,413	491,215
Other accrued expenses	6,131,965	3,503,542

Total	$34,528,962	$21,632,345

(7) Leases

We lease administrative and laboratory facilities under noncancellable lease agreements in Bloomington, Minnesota; Princeton, New Jersey and Lexington, Massachusetts that expire through May 2010.

Gross future minimum lease payments under non-cancellable leases are as follows:

2004	$740,000
2005	2,850,000
2006	2,605,000
2007	2,650,000
2008	1,785,000
Thereafter	1,680,000

Subtotal	$12,310,000

Less: Expected receipts on sublease	(160,000)

Net lease obligations	$12,150,000

(8) Convertible Debt

Convertible debt, which is stated at face value less unamortized discount and warrants, at September 30, 2004 and December 31, 2003 is summarized as follows:

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

On March 2, 2004, we issued $348 million of senior subordinated convertible notes, (“the Notes”). The net proceeds to us were $252.1 million after discount of $87.8 million and issuance costs of $8.1 million. We will pay cash interest on the Notes at the rate of 1.6821% per year on the principal amount at maturity (2.25% per year of the issue price) payable semiannually from September 2, 2004 until March 2, 2011. After March 2, 2011, we will not pay cash interest on the Notes prior to maturity at March 2, 2024 and we will begin to amortize the discount as interest expense consistent with the effective interest method. Debt issuance costs are being amortized to interest expense over 7 years.

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

Each holder of the Notes may require us to purchase all or a portion of their Notes for cash on the following dates and at the following purchase prices, plus accrued and unpaid interest and liquidating damages, if any:

•	March 2, 2011 - $747.62 per $1,000 of principal amount;

•	March 2, 2014 - $799.52 per $1,000 of principal amount;

•	March 2, 2019 - $894.16 per $1,000 of principal amount.

In connection with the issuance of the Notes, we pledged marketable investments of $17.1 million as security for the first six scheduled interest payments due on the Notes. At September 30, 2004, $5.9 million was classified as short-term marketable investments due within one year and $8.4 million was classified as long-term marketable investments due within three years.

We originally issued the Notes in a private placement. The initial purchasers resold the Notes to purchasers in transactions exempt from the registration provisions of the Securities Act of 1933 pursuant to Section 4(2) of such Act and Rule 144A promulgated thereunder. In August 2004, a registration statement was declared effective by the Securities and Exchange Commission that allows named selling security holders to resell these Notes and the shares of common stock that are issuable upon conversion of the Notes, subject to the prospectus delivery requirements of the Securities Act of 1933.

(9) Stockholders’ Equity

The condensed statement of stockholders’ equity for the nine months ended September 30, 2004 follows:

	Common Stock
	Shares	Par value	Additional paid-in capital	Unearned compensation - restricted stock
Balance at December 31, 2003	63,393,964	$633,940	$377,347,640	$(24,129)
Conversion of debt	5,142,856	51,429	19,699,734
Exercise of stock purchase warrants	800,000	8,000	3,842,000
Exercise of stock options	1,380,559	13,806	8,938,406
Employee stock purchase plan	36,231	362	636,940
Restricted stock unit and stock option expense			4,190,478	(3,944,688)
Income tax expense related to employee stock awards			460,000
Employee retirement plan contribution	52,971	529	1,345,622
Cancel restricted stock	(8,715)	(87)	(252,506)
Restricted stock expense				24,129
Other issuances	898	9	24,989

Balance at September 30, 2004	70,798,764	$707,988	$416,233,303	$(3,944,688)

(10) Licensing

In September 2004, we obtained exclusive worldwide rights to the development, commercialization, manufacturing and distribution of DacogenTM (decitabine) injection for all indications from SuperGen, Inc. Dacogen injection is SuperGen’s investigational anti-cancer therapeutic which is currently in development for the treatment of patients with myelodysplastic syndrome (“MDS”). SuperGen will continue to pursue regulatory approvals of Dacogen injection for the treatment of MDS in the United States and Europe, with assistance from us, provided that all development of Dacogen injection will be transitioned from SuperGen to us no later than the end of 2005. We will assume all development responsibilities following this transition. Under the terms of this agreement, we paid $40 million to SuperGen and we incurred $1.1 million of transaction fees, including legal and accounting fees. We received four million shares of SuperGen, Inc. that were valued at $24.4 million on the purchase date and are reported as an available for sale equity security. The difference between total consideration ($41.1 million) and the fair value of the equity investment ($24.4 million) of $16.7 million was recorded as research and development expense in the third quarter of 2004. We will pay SuperGen up to $45 million based upon achievement of the following milestones: (1) $10 million upon filing with the FDA of the last module of an NDA for Dacogen injection, (2) $20 million upon first commercial sale of Dacogen injection in the United States, and (3) $15 million for regulatory and commercialization milestones in Europe and Japan. Subject to certain limitations, we will also pay SuperGen 50 percent of certain revenue payable as a result of our sublicensing rights to market, sell or distribute Dacogen injection, to the extent such revenues are in excess of the milestone payments. In addition, SuperGen will receive a royalty on worldwide net sales of licensed product starting at 20% and escalating to a maximum of 30%. We also committed to fund further development costs associated with Dacogen injection, at a minimum of $15 million before September 1, 2007.

In April 2001, we obtained the exclusive United States and Canada oncology license and distribution rights for Aloxi® (palonosetron HCl) injection from Helsinn Healthcare SA. Aloxi injection is a unique 5-HT3 antagonist and at that time was being developed for the prevention of chemotherapy-induced nausea and vomiting (“CINV”). Aloxi injection was approved for marketing by the FDA on July 25, 2003. Our $11 million upfront obligation was satisfied through a $5 million deposit made upon the execution of the letter of intent in October 2000, $3 million in cash paid in April 2001, and $3 million of our common shares delivered in April 2001. All time-based or performance milestone payments related to Helsinn’s development of Aloxi injection for the prevention of CINV were cash payments as follows: $2 million in October 2001, $4 million in April 2002, $10 million in December 2002 and $11 million in August 2003.

In November 2003, we expanded our exclusive United States and Canada license agreement for Aloxi injection to include the prevention of postoperative nausea and vomiting (“PONV”), an oral Aloxi formulation, and extended the term through December 31, 2015 for all of our rights under the expanded agreement. Under the terms of this amendment, we made initial payments to Helsinn totaling $22.5 million, a subsequent milestone payment of $2.5 million and we expect to make additional milestone payments totaling $22.5 million over the course of the next several years upon achievement of certain development milestones that culminate with the approvals in the United States of Aloxi injection for the prevention of PONV and an oral Aloxi formulation. We will also pay royalties and product supply fees based upon net sales. Helsinn will continue to fund and conduct the majority of development of Aloxi injection for the prevention of PONV and oral Aloxi formulation, and will supply finished product upon commercialization.

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

(11) Co-Promotion Agreement

In July 2004, we announced that we had entered into a three year promotion agreement for Kadian® capsules a sustained release formulation of morphine, with Alpharma, Inc. Under the terms of this promotion agreement, the Company will market Kadian capsules in the United States to oncology health care professionals for moderate to severe pain associated with cancer. Kadian capsules are currently marketed by Alpharma to other pain specialists in the United States. We began promoting Kadian capsules to oncologists in September 2004. We did not recognize revenue related to this co-promotion agreement through September 30, 2004.

(12) Research and Development Expense

Research and development expense for the three-month and nine-month periods ended September 30, 2004 and 2003 consists of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
License fees	$16,786,150	$11,050,000	$19,286,150	$11,050,000
Other research and development	6,166,359	4,173,561	16,714,859	11,805,816

Total	$22,952,509	$15,223,561	$36,001,009	$22,855,816

(13) Comprehensive Income

Total comprehensive income (loss) consists of net income (loss) and other comprehensive income, which consists of unrealized gains and losses on available-for-sale investments. Other comprehensive income has no impact on our net income (loss) but is reflected in our balance sheet through an adjustment to shareholders’ equity. The components of comprehensive income (loss) are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Lloss, as reported	$(89,285,323)	$(11,420,370)	$(83,878,983)	$(25,020,509)
Unrealized gain from securities classified as available for sale	282,698	—	2,838,289	—

Comprehensive loss	$(89,002,625)	$(11,420,370)	$(81,040,694)	$(25,020,509)

(14) Intangible Assets

Intangible assets subject to amortization are summarized in the following tables:

	September 30, 2004			December 31, 2003
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Acquired product rights	$10,691,869	$4,530,917	$6,160,952	$7,091,869	$3,644,433	$3,447,436
Workforce in place	313,000	6,000	307,000	—	—	—
License rights	2,229,000	160,856	2,068,144	2,229,000	22,979	2,206,021

Total intangible assets subject to amortization	$13,233,869	$4,697,773	$8,536,096	$9,320,869	$3,667,412	$5,653,457

Aggregate amortization expense is as follows:

For the nine months ended September 30, 2004	$1,030,361
For the remaining three months in the year ended December 31, 2004 (estimated)	544,639

For the year ended December 31, 2004 (estimated)	$1,575,000
For the year ended December 31, 2005 (estimated)	$2,165,000
For the year ended December 31, 2006 (estimated)	$2,070,000
For the year ended December 31, 2007 (estimated)	$985,000
For the year ended December 31, 2008 (estimated)	$955,000
For the year ended December 31, 2009 (estimated)	$725,000

Item 2.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Business Overview

MGI PHARMA, INC. (including its subsidiaries, “MGI” or the “Company”) is an oncology-focused biopharmaceutical company that acquires, develops and commercializes proprietary products that address patient needs. We focus our direct sales efforts solely within the United States and create alliances with other pharmaceutical or biotechnology companies for the commercialization of our products in other countries. We have facilities in Bloomington, Minnesota; Princeton, New Jersey; and Lexington, Massachusetts.

We promote products directly to physician specialists in the United States using our own sales force. Our marketed products include Aloxi® (palonosetron hydrochloride) injection, Salagen® (pilocarpine hydrochloride) Tablets, Hexalen® (altretamine) capsules and Kadian® (morphine sulfate) sustained release capsules. In the third quarter of 2003, Aloxi injection was approved by the U.S. Food and Drug Administration (“FDA”) for the prevention of acute and delayed chemotherapy-induced nausea and vomiting (“CINV”) and we began promoting it. Given the large market in which Aloxi injection competes and its favorable clinical profile, sales of Aloxi injection are substantially exceeding 2004 sales of our other current products. We obtained exclusive U.S. and Canadian license and distribution rights to Aloxi injection for CINV from Helsinn Healthcare SA (“Helsinn”) in April 2001. In November 2003, we and Helsinn expanded the agreement to include rights for the prevention of postoperative nausea and vomiting (“PONV”) application of Aloxi injection and an oral Aloxi formulation. Unless we meet certain minimum Aloxi products sales requirements under our license agreement with Helsinn, we would be required to work with Helsinn to develop a remediation plan that if not successfully implemented could result in certain Aloxi product rights reverting to Helsinn. Our current Aloxi product sales substantially exceed the current minimum requirement for 2004 of $25 million. Our minimum Aloxi product sales requirement in the fourth year after the launch of both Aloxi injection for PONV and Aloxi oral products is estimated to be $155 million. Our current product sales guidance for Aloxi injection for CINV in 2004 (which does not include any sales of Aloxi injection for PONV or Aloxi oral products) is $150 to $155 million, so we believe there is minimal risk that we will not achieve our future contractual sales minimums under the Helsinn license agreement.

Salagen Tablets are approved in the United States for two indications: the symptoms of dry mouth associated with radiation treatment in head and neck cancer patients and the symptoms of dry mouth associated with Sjögren’s syndrome, an autoimmune disease that damages the salivary glands. Hexalen capsules are an orally administered chemotherapeutic agent approved in the United States for treatment of refractory ovarian cancer patients.

In July 2004, we entered into a three year promotion agreement for Kadian capsules, a sustained release formulation of morphine, with Alpharma, Inc. Under the terms of this promotion agreement, we market Kadian capsules in the United States to oncology health care professionals for moderate to severe pain associated with cancer. Kadian capsules are currently marketed by Alpharma to other pain specialists in the United States. We began promoting Kadian capsules to oncologists in September 2004.

On September 3, 2004, we completed the acquisition of Zycos, Inc., a privately held, development stage company that focused on the creation and development of oncology and antiviral products. The acquisition of Zycos is expected to further MGI’s goal of building a leading oncology franchise. Zycos’ iterative drug formulation process allows for the rapid development of immune response therapeutics and has generated two compounds that are currently in clinical development. (See Note 3 of the Company’s Notes to Condensed Consolidated Financial Statements).

On September 21, 2004 our license agreement became effective with SuperGen, Inc., which grants us exclusive worldwide rights to the development, manufacture, commercialization and distribution of Dacogen (decitabine) injection, SuperGen’s investigational anti-cancer therapeutic in development for the treatment of patients with myelodysplastic syndrome (MDS) (See Note 10 of the Company’s Notes to Condensed Consolidated Financial Statements).

On September 28, 2004, we completed the acquisition of Aesgen, Inc., a privately held company focused on treating side effects associated with cancer treatments. Aesgen’s lead product, Saforis oral suspension, is a phase 3 product candidate in development for treatment of oral mucositis, which would strengthen our oncology supportive care franchise (See Note 3 of the Company’s Notes to Condensed Consolidated Financial Statements

The following table summarizes the principal indications and commercial rights for our currently marketed products and current product development programs.

Products	Principal Indications	Status	Commercial Rights
Aloxi injection	• Chemotherapy-induced nausea and vomiting	• Currently marketed	U.S. & Canada: MGI

Salagen Tablets	• Symptoms of radiation-induced dry mouth in head and neck cancer patients • Dry mouth, plus dry eyes outside the U.S., in Sjögren’s syndrome patients	• Currently marketed • Currently marketed	U.S.: MGI Europe: Novartis Canada: Pfizer Rest of World: Various other collaborators

Hexalen capsules	• Ovarian cancer	• Currently marketed	U.S.: MGI Outside U.S.: Various collaborators

Kadian capsules	• Moderate to severe pain	• Currently marketed	Oncology promotion in U.S.: MGI

Dacogen injection	• Myelodysplastic syndrome (MDS)	• Phase 3 complete	Worldwide: MGI

	• Acute myeloid leukemia (AML)	• To begin Phase 3

Saforis oral suspension	• Oral mucositis	• To begin second Phase 3 trial	Worldwide: MGI

ZYC101a	• Cervical dysplasia	• To begin pivotal trial	Worldwide: MGI

ZYC300	• Various cancers	• Phases 1 & 2	Worldwide: MGI

Aloxi injection	• Post operative nausea and vomiting	• To begin Phase 3	U.S. & Canada: MGI

Aloxi capsule	• Nausea and vomiting	• To begin Phase 3	U.S. & Canada: MGI

Irofulven	• Monotherapy • Combination therapy	• Phase 2 • Phases 1 & 2	Worldwide: MGI

Other Acylfulvene Analogs	• Various cancers	• Preclinical	Worldwide: MGI

MG98	• Various cancers	• Phase 2	U.S. & Canada: MGI

Our goal is to become a leading oncology-focused biopharmaceutical company serving well-defined markets. The key elements of our strategy are to:

•	Continue to successfully commercialize Aloxi injection for prevention of CINV. We intend to market Aloxi injection as an enhanced alternative to currently marketed 5-HT3 receptor antagonists indicated for prevention of CINV.

•	Advance the development of our late-stage clinical product candidates, including:

•	Dacogen injection

•	Aloxi injection for PONV

•	Aloxi oral

•	Saforis oral suspension

•	ZYC101a

•	Irofulven

•	Selectively add to our product portfolio through various means, including product acquisition, in-licensing, co-promotion or business combinations. We intend to focus our product acquisition efforts on currently marketed pharmaceutical products or product candidates for which we believe we can effectively add value through our commercial and development capabilities.

•	Successfully promote Kadian capsules for relief of pain related to cancer.

Results of Operations

Revenues

Total revenues in the third quarter and first nine months of 2004 increased 162 percent and 245 percent, respectively, over total revenues in the corresponding periods of 2003.

	Three Months Ended September 30,
	2004	2003	Change	% Change
Sales:
Aloxi injection	$47,605,531	$4,904,964	$42,700,567	871%
Salagen Tablets	6,175,797	8,269,638	(2,093,841)	(25)%
Other	1,123,700	917,402	206,298	23%

Total sales	54,905,028	14,092,004	40,813,024	290%

Licensing	644,650	7,109,046	(6,464,396)	(91)%

Total revenues	$55,549,678	$21,201,050	$34,348,628	162%

	Nine Months Ended September 30,
	2004	2003	Change	% Change
Sales:
Aloxi injection	$103,307,781	$4,904,964	$98,402,817	2006%
Salagen Tablets	21,465,456	20,867,610	597,846	3%
Other	2,827,319	2,991,417	(164,098)	(5)%

Total sales	127,600,556	28,763,991	98,836,565	344%
Licensing	2,757,093	9,065,641	(6,308,548)	(70)%

Total revenues	$130,357,649	$37,829,632	$92,528,017	245%

Sales: Sales revenue in the third quarter and first nine months of 2004 increased 290 percent and 344 percent, respectively, over sales revenue in the corresponding periods of 2003.

•	Sales of Aloxi injection, which we began selling in September 2003, are the primary reason for the increase in sales revenue. We recognized $47.6 million and $103.3 million in Aloxi injection net sales revenue in the third quarter of 2004 and in the first nine months of 2004, respectively. Aloxi injection represented 87 percent and 81 percent of our sales revenue in the third quarter of 2004 and first nine months of 2004, respectively. Continued commercialization of Aloxi injection is expected to result in sales of Aloxi injection representing a greater percentage of our sales revenue in future periods.

•	Salagen Tablets sales were $6.2 million or 11 percent of our sales revenue and $8.3 million or 59 percent of our sales revenue for the third quarter of 2004 and 2003, respectively. Salagen Tablets sales were $21.5 million or 17 percent of our sales revenue and $20.9 million or 73 percent of our sales revenue in the first nine months of 2004 and 2003, respectively. In addition to increased sales of Salagen 5.0 mg Tablets, 2004 sales increased due to the launch of Salagen 7.5mg Tablets in the first quarter of 2004.

We expect sales for our currently marketed products for 2004, including Aloxi injection, to range from $180 million to $185 million. Sales for Aloxi injection are expected to range from $150 million to $155 million for 2004.

Licensing: Licensing revenue decreased 91 percent to $0.6 million in the third quarter of 2004 from $7.1 million in the third quarter of 2003 and decreased 70 percent to $2.8 million in the first nine months of 2004 from $9.1 million in the first nine months of 2003. In the third quarter of 2003, Dainippon Pharmaceutical Co. Ltd. and MGI terminated their collaborative acylfulvene license agreement. Since MGI had no future obligations to Dainippon after termination, all remaining deferred licensing revenue for Dainippon was amortized into licensing revenue. For 2003, we amortized $7.1 million of deferred revenue into licensing revenue related to previously received non-refundable license fees from Dainippon, of which $6.9 million was recognized in the third quarter of 2003. Licensing revenue is a combination of deferred revenue amortization that is recognized over the term of the underlying arrangement and royalties that are recognized when the related sales occur.

Future licensing revenue will fluctuate from quarter to quarter depending on the level of recurring royalty generating activities and changes in amortization of deferred revenue, including the initiation or termination of licensing arrangements. We expect licensing revenue of approximately $3 million for 2004.

Costs and Expenses

	Three Months Ended September 30,
	2004	2003	Change	% Change
Costs and expenses:
Cost of sales	$18,209,841	$3,032,146	$15,177,695	501%
Selling, general and administrative	20,275,737	14,545,515	5,730,222	39%
Research and development	22,952,509	15,223,561	7,728,948	51%
Acquired in-process research and development	83,094,066	—	83,094,066	N/A

	$144,532,153	$32,801,222	$111,730,931	341%

	Nine Months Ended September 30,
	2004	2003	Change	% Change
Costs and expenses:
Cost of sales	$39,976,480	$5,347,424	$34,629,056	648%
Selling, general and administrative	54,423,574	34,747,146	19,676,428	57%
Research and development	36,001,009	22,855,816	13,145,193	58%
Acquired in-process research and development	83,094,066	—	83,094,066	N/A

	$213,495,129	$62,950,386	$150,544,743	239%

Cost of sales: Cost of sales as a percentage of sales was 33.2 percent and 21.5 percent for the third quarter of 2004 and 2003, respectively and 31.3 percent and 18.6 percent for the first nine months of 2004 and 2003, respectively. The increase in cost of sales as a percentage of sales is primarily a result of sales of Aloxi injection, which began in September 2003. If Aloxi injection sales continue to represent an increasing percentage of our sales revenue, cost of sales will increase as a percentage of sales. Cost of sales may vary from quarter to quarter, depending on the product mix and production costs. We believe that cost of sales for 2004 will be approximately 32 percent of sales.

For both the current period and comparatively for historical financial statements, amortization expense related to acquired developed drugs is included in cost of sales. Prior to the second quarter of 2004, amortization expense related to acquired, marketed drugs was broken out as a separate line item within cost and expenses.

Selling, general and administrative: Selling, general and administrative expenses increased 39 percent to $20.3 million in the third quarter of 2004 from $14.5 million in the third quarter of 2003 and increased 57 percent to $54.4 million in the first nine months of 2004 from $34.7 million in the first nine months of 2003. The increase is primarily due to costs associated with the launch and promotion of Aloxi injection. We expect selling, general and administrative expense of approximately $73 million for 2004.

Research and development: Research and development expense increased 51 percent to $23.0 million in the third quarter of 2004 from $15.2 million in the third quarter of 2003 and increased 58 percent to $36.0 million in the first nine months of 2004 from $22.9 in the first nine months of 2003. The 2004 increases were primarily due to $16.7 million of licensing expense related to the initiation of the Dacogen license in the third quarter of

2004 (see Note 10 of the Company’s Notes to Condensed Consolidated Financial Statements). The third quarter of 2003 included $11 million of Aloxi injection license milestone expense. We expect research and development expense for 2004 to be approximately $59 million, inclusive of $32 million in anticipated and paid license milestones associated with current product candidates and expenses incurred as a result of the Dacogen agreement.

Acquired in-process research and development: For the quarter ended September 30, 2004, in connection with our acquisitions of Zycos, Inc. and Aesgen, Inc., we recorded acquired in-process research and development expense of $83.1 million related to the fair value of certain projects that, as of the acquisition date, had not yet achieved regulatory approval for marketing and have no alternative future use (see Note 3 of the Company’s Notes to Condensed Consolidated Financial Statements).

Interest income and expense:

	Three Months Ended September 30,		Change	% Change
	2004	2003
Interest income	$1,761,171	$429,193	$1,331,978	310%
Interest expense	(1,754,019)	(249,391)	(1,504,628)	603%

	$7,152	$179,802	$(172,650)

	Nine Months Ended September 30,		Change	% Change
	2004	2003
Interest income	$3,951,835	$848,417	$3,103,418	366%
Interest expense	(4,233,338)	(748,172)	(3,485,166)	466%

	$(281,503)	$100,245	$(381,748)

Interest income increased 310 percent to $1.8 million in the third quarter of 2004 from $0.4 million in the third quarter of 2003 and increased 366 percent to $4.0 million in the first nine months of 2004 from $0.8 million in the first nine months of 2003. The increases are due to an increase in the average amount of funds available for investment, resulting from the $168.6 million in net proceeds from the August 2003 follow-on public offering of common stock and the $252.1 million in net proceeds from the March 2004 convertible debt issuance. Interest income for 2004 will fluctuate depending on the timing of cash flows and changes in interest rates for marketable investments.

Interest expense increased 603 percent to $1.8 million in the third quarter of 2004 from $0.2 million in the third quarter of 2003 and increased 466 percent to $4.2 million in the first nine months of 2004 from $0.7 million in the first nine months of 2003. The increases are due to our issuance of convertible debt in March 2004. We expect interest expense for 2004 to be approximately $6.1 million, of which $5.1 million will be paid using cash. The non-cash portion of interest expense is primarily related to the amortization of issuance costs incurred and capitalized in conjunction with issuance of the convertible debt in March 2004.

Tax Expense

Tax expense of $310,000 and $460,000 for the third quarter of 2004 and for the first nine months of 2004, respectively, represents alternative minimum tax. Our ability to achieve profitable operations is dependent upon our successful commercialization of Aloxi injection, among other things, and therefore, we continue to maintain a valuation allowance against our deferred tax assets. If and when it is judged to be more-likely-than-not that we will be able to utilize some or all of our deferred tax assets, the related valuation allowance will be reduced and a tax benefit will be recorded, and the portion of the allowance pertaining to the exercise of stock options will increase additional paid-in capital. Then for subsequent tax periods, our tax provision would likely reflect normal statutory tax rates, and utilization of our deferred tax attributes would reduce our deferred tax asset balance. The timing of this valuation allowance adjustment is primarily dependent upon continued growth in sales of Aloxi injection and the demonstration of consecutive quarters of profitability.

Net Loss

We had a net loss of $89.3 million in the third quarter of 2004 and a net loss of $11.4 million in the third quarter of 2003. We had a net loss of $83.9 million in the first nine months of 2004 and a net loss of $25.0 million in the first nine months of 2003. The net loss for the third quarter of 2004 includes $83.1 million of acquired in-process research and development and $16.7 million of license expense related to the initiation of the Dacogen injection license.

Liquidity and Capital Resources

At September 30, 2004, we had cash, cash equivalents and unrestricted marketable debt investments of $282 million and working capital of $282 million, compared with $178 million and $129 million, respectively, at December 31, 2003. A majority of the increase was due to net proceeds of $252 million received from the issuance of convertible debt in March 2004.

Net Cash Used in Operating Activities

Net cash used in operations was $36.0 million and $31.5 million for the nine months ended September 30, 2004 and 2003, respectively. The increase in cash use was primarily due to an increase in accounts receivable, offset by a decreases in inventories and increases in accounts payable, accrued expenses, and other current liabilities. The $74.4 million increase in accounts receivable is a result of increased sales and longer payment terms being offered for Aloxi injection. As is common in the industry for drugs prior to receipt of a permanent Medicare reimbursement code, during the second quarter of 2004, we began offering 180-day payment terms for Aloxi injection leading up to the anticipated utilization of a reimbursement code effective January 1, 2005. The increase in payment terms combined with growing sales of Aloxi injection, results in the $74.4 million increase in accounts receivable. We will monitor Aloxi injection product trends in the distribution channel and disclose significant differences between these trends and end-user demand. Future trends in our accounts receivable balances will largely depend upon the competing effects of continued growth in sales of Aloxi injection and reducing the period of time for payment to become due following its sale.

Net Cash Used In Investing Activities

Net cash used in investing was $120.3 million and $40.9 million for the nine months ended September 30, 2004 and 2003, respectively. The increase in cash used in investing was primarily due to purchases of certain net assets in connection with the Aesgen and Zycos business acquisitions (see Note 3 of the Company’s Notes to Condensed Consolidated Financial Statements) and the purchase of an equity investment in SuperGen in connection with the Dacogen injection license agreement (see Note 10 of the Company’s Notes to Condensed Consolidated Financial Statements).

Net Cash Provided by Financing Activities

Net cash provided by financing was $251.2 million and $174.3 million for the nine months ended September 30, 2004 and 2003, respectively. The 2004 amount was due to net proceeds $252.1 million received from the issuance of convertible debt in March 2004, $9.6 million from issuance of shares under stock award plans and $3.9 million upon the exercise of warrants and issuance of shares. This total was reduced by the purchase of $14.3 million of restricted marketable securities, which were pledged as security for the first six scheduled interest payments related to issuance of convertible debt.

Cash Management and Requirements

Substantial amounts of capital are required for our pharmaceutical development and commercialization efforts. For continued development and commercialization of our product candidates and marketed products, and the acquisition and development of additional product candidates, we plan to utilize cash provided from product sales, collaborative arrangements and existing liquid assets, plus we may seek other sources of funding, including additional equity or debt issuances as appropriate. We expect 2004 annual cash use for operating activities to be approximately $48 million primarily related to increased Aloxi injection accounts receivable and inventory and additional research and development expenditures for our newly acquired product candidates. This amount excludes any potential milestone payments. We have no arrangements or operating covenants that would trigger acceleration of our lease obligations or long-term liabilities.

Our liquidity is affected by a variety of factors, including sales of our products, the pace of our research and development programs, the acquisition of new products and our ability to raise additional debt or equity capital. As identified in our risk factors, adverse changes that decrease future demand for our marketed products, continued access to the capital markets, continued development of our product candidates, acquisition of new products and accounts receivable collection issues within our concentrated customer base would affect our longer-term liquidity. We believe we have sufficient liquidity and capital resources to fund operations for the foreseeable future. The following table summarizes our contractual obligations at September 30, 2004 and the effect that payments due on these obligations are expected to have on our liquidity and cash flow in future periods:

	Remainder of 2004	2005	2006	2007	2008	Thereafter	Total
Operating lease payments	$740,000	$2,850,000	$2,605,000	$2,650,000	$1,785,000	$1,680,000	$12,310,000
Convertible debt	—	—	—	—	—	348,000,000	348,000,000
Helsinn minimum sales obligation (a)	—	2,862,000	5,181,000	6,120,000	5,554,000	16,260,000	35,977,000

Total	$740,000	$5,712,000	$7,786,000	$8,770,000	$7,339,000	$365,940,000	$396,287,000

(a)	In connection with the April 2001 in-licensing agreement with Helsinn Healthcare SA where we obtained the exclusive U.S. and Canadian oncology license and distribution rights for Aloxi injection, we agreed to pay minimum payments over the first ten years following commercialization. The minimum is only payable to the extent that it exceeds the actual payments that would otherwise be payable under the agreement. Minimum sales targets peak at approximately $90 million in the fourth year of commercialization.

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

Application of Critical Accounting Policies and Estimates

In preparing our financial statements in conformity with U.S. generally accepted accounting principles, our management must make decisions which impact reported amounts and related disclosures. Such decisions include the selection of the appropriate accounting principles to be applied and the assumptions on which to base accounting estimates. In reaching such decisions, our management applies judgment based on our understanding and analysis of relevant circumstances.

Our accounting policy on revenue recognition is fully described in Notes 1 and 6 to the financial statements of our most recent Annual Report filed on Form 10-K, as amended, for the year ended December 31, 2003. The majority of our revenue relates to product sales. We recognize product sales revenue upon delivery to wholesalers, upon fulfillment of acceptance terms, if any, and when no significant contractual obligations remain. As is common in the pharmaceutical industry, our domestic sales are made to pharmaceutical wholesalers for further distribution through pharmacies and clinics to the ultimate consumers of our products. As such, our product sales revenue may be less than or greater than the underlying demand for our products. We report sales revenue net of wholesaler chargebacks, allowances for product returns, cash discounts, administrative fees and other rebates. We estimate wholesaler chargebacks, cash discounts, administrative fees and other rebates by considering the following factors: current contract prices and terms with both direct and indirect customers, estimated customer and wholesaler inventory levels and current average chargeback rates by product and by indirect customer. The majority of the expense and quarter-end liabilities associated with these estimates are defined contractually and resolved within several months following quarter-end and therefore it is unlikely the actual results will differ significantly from the estimates. We update these estimates for changes in facts and circumstances as appropriate. Our process to estimate product returns is tailored to the specific facts and circumstances of each product, including its product life cycle stage. For new products, product returns allowance is estimated based on historical information for similar or competing products in the same distribution channel. We obtain and evaluate product return data from distributors and, based on this evaluation, estimate return rates. For established products, product returns allowance is estimated by considering the following factors: current marketing efforts, estimated product in the distribution channel, underlying demand, historical experience and competitor behavior. Product in the distribution channel and underlying demand are estimated on a monthly basis by evaluating data obtained from a company that surveys pharmaceutical inventory movement and prescription data. We also use this data to monitor underlying demand in relation to significant external factors such as price changes from competitors and the introduction of new products by competitors. External and internal factors could have a material adverse effect on the demand for our products and on product returns. As of September 30, 2004, we had an reserve balance of $3.3 million for product returns. For the third quarter of 2004 and for the first nine months of 2004, the increase in current provision related to sales made in the current period over the corresponding periods in 2003, is a result of the increased sales of Aloxi injection. The decrease in actual returns in the current period related to sales from prior periods and current provision related to sales made in prior periods from the third quarter of 2003 and for the first nine months of 2003 to the corresponding periods in 2004 is a result of a decision to stop marketing Didronel® I.V. Infusion. The following tables detail the product returns reserve:

	Three Months Ended September 30,
	2004	2003
Balance beginning of period	$2,515,269	$1,003,399
Actual returns in current period related to sales from prior periods	(37,085)	(157,179)
Actual returns in current period related to sales from current period	—	—
Current provision related to sales made in prior periods	—	122,195
Current provision related to sales made in current period	804,149	308,866

Balance end of period	3,282,333	1,277,281

	Nine Months Ended September 30,
	2004	2003
Balance beginning of period	$1,484,638	$1,109,913
Actual returns in current period related to sales from prior periods	(222,729)	(688,100)
Actual returns in current period related to sales from current period	—	—
Current provision related to sales made in prior periods	—	311,244
Current provision related to sales made in current period	2,020,424	544,224

Balance end of period	3,282,333	1,277,281

In-process research and development

Costs to acquire in-process research and development projects and technologies which have no alternative future use and which have not reached technological feasibility at the date of acquisition are expensed as incurred (see Note 3, “Acquisitions”).

There were no significant changes to our critical accounting policies or estimates during the nine months ended September 30, 2004. See our most recent Annual Report filed on Form 10-K, as amended, for the year ended December 31, 2003 for a discussion of our critical accounting policies.

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

Aloxi injection sales represented 81 and 24 percent of our total product sales and 79 and 20 percent of our total revenue for the nine months ended September 30, 2004 and year ended December 31, 2003, respectively. Any factor adversely affecting sales of Aloxi injection could cause our product revenues to decrease and our stock price to decline significantly.

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

The FDA subjects an approved product and its manufacturer to continual regulatory review. After approval and use in an increasing number of patients, the discovery of previously unknown problems, such as unacceptable toxicities or side effects, with a product may result in restrictions or sanctions on the product or manufacturer that could affect the commercial viability of the product or could require withdrawal of the product from the market. Further, we must continually submit any labeling, advertising and promotional material to the FDA for review. There is risk that the FDA will prohibit use of the marketing material in the form we desire.

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

We have a very limited history of profitability. We expect to incur significant expenses over the next several years as we devote substantial resources to 1) support of the development efforts of Aloxi products through milestone payments to Helsinn, 2) the continued development of other product candidates, including ZYC101a,

Saforis oral suspension, Dacogen injection and irofulven, 3) continued commercialization of Aloxi injection and our other marketed products and 4) acquire additional product candidates or companies. Therefore, we may not reliably generate net income unless we are able to increase sales of Aloxi injection or other products compared to our current sales, and we may be unable to fund development of our product candidates or to continue our business operations as planned.

Sales of Salagen Tablets have accounted for a significant portion of our product revenues. If any factor adversely impacts sales of Salagen Tablets, our product revenues will decrease.

Prior to the launch of Aloxi injection in September of 2003, we derived the majority of our product revenues from the sale of Salagen Tablets. U.S. sales of Salagen Tablets represented 17 and 67 percent of our total product sales and 16 and 54 percent of our total revenue for the nine months ended September 30, 2004 and year ended December 31, 2003, respectively. In March 2001, our orphan drug status for Salagen Tablets as a treatment for the symptoms of radiation-induced xerostomia, or severe dry mouth, in head and neck cancer patients expired. Our orphan status for Salagen Tablets as a treatment of symptoms associated with Sjögren’s syndrome expires in February 2005. Because Salagen Tablets does not have patent protection, competing generic products may enter these markets. In addition, we are aware of two currently marketed products that compete in the same or similar markets as Salagen Tablets. If sales of Salagen Tablets decline as a result of competition, or for any other reason, our revenues will decrease and our stock price could decline.

Our operating results may fluctuate significantly, which may adversely affect our stock price.

If our operating results do not meet the expectations of investors or securities analysts, our stock price may decline. Our operating results may fluctuate significantly from period to period due to a variety of factors including:

•	the acceptance of, and demand for, Aloxi injection;

•	changing demand for our other products, particularly Salagen Tablets;

•	third parties introducing competing products;

•	the pace and breadth of our development programs;

•	expenditures we incur to acquire, license, develop or promote additional products;

•	expenditures we incur and assume in business acquisitions;

•	availability of product supply from third-party manufacturers;

•	changes in sales and marketing expenditures; and

•	the timing of licensing and royalty revenues.

For the nine months ended September 30, 2004, we had a net loss of $83.9 million, compared to a net loss of $25 million for the nine months ended September 30, 2003. For year ended December 31, 2003, we had a net loss of $61.9 million, compared to a net loss of $36.1 million for the year ended December 31, 2002. Variations in the timing of our future revenues and expenses could cause significant fluctuations in our operating results from period to period and may result in unanticipated earnings shortfalls or losses.

Clinical trials are complex and unpredictable and may be difficult to complete or produce unexpected results that could delay or prevent our ability to commercialize our product candidates.

Before obtaining regulatory approvals for the commercial sale of any product under development, including irofulven, Dacogen injection, Saforis oral suspension or ZYC101a, we, or Helsinn Healthcare SA in the case of the Aloxi products, must demonstrate through preclinical studies and clinical trials that the product is safe and effective for use in each target indication. We depend on collaboration with Helsinn Healthcare SA, SuperGen, Inc., medical institutions and laboratories to conduct our clinical and preclinical testing in compliance with good clinical and laboratory practices as required by the FDA. We, or Helsinn Healthcare SA, may depend on contract research organizations to manage a substantial portion of the medical institutions utilized to conduct clinical testing. The results from preclinical animal studies and human clinical trials may not be predictive of the results that will be obtained in large-scale testing. Some of the results reported from clinical trials are interim results and may not be predictive of future results, including final results from such trials, because, among other factors, patient enrollment and the time period for evaluating patient results are not complete. If we, or Helsinn Healthcare SA, fail to adequately demonstrate the safety and efficacy of a product candidate, the FDA would not provide regulatory approval of the product. The appearance of unacceptable toxicities or side effects during clinical trials could interrupt, limit, delay or abort the development of a product. A number of companies in the pharmaceutical industry have suffered significant setbacks in advanced clinical trials, even after experiencing promising results in previous animal and human studies.

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

Since our product candidates such as Dacogen injection, Saforis oral suspension, ZYC101a and irofulven may have alternative development paths and we have limited resources, our focus on a particular development path for these product candidates may result in our failure to capitalize on more profitable areas and may not result in viable products.

We have limited financial and product development resources. This requires us to focus on product candidates in specific areas and forego opportunities with regard to other product candidates or development paths. For example, one of our product candidates, irofulven, is in clinical and preclinical trials for a number of applications. We expect that a portion of our product development efforts over the next several years will be devoted to further development of irofulven, including its application to the treatment of cancers or sub-populations of certain types of cancers with limited therapeutic options such as refractory cancers, for which we believe irofulven could most quickly be developed and approved for marketing. We are also investigating the efficacy of irofulven in combination with other cancer therapies. While some of these studies have indicated some effectiveness in relation to the target medical conditions, additional clinical trials must be conducted before product registration may be requested. Alternative examples of resource trade offs also exist for our other product candidates.

If we fail to identify, develop and successfully commercialize applications for our product candidates, we may not achieve expectations of our future performance and our stock price may decline. For example, in April 2002 we stopped enrollment in our phase 3 trial of irofulven in advanced-stage, gemcitabine-refractory pancreatic cancer patients and our stock price declined significantly. In addition, we may focus our development on a particular application that may result in our failure to capitalize on another application or another product candidate. Our decisions impacting resource allocation may not lead to the development of viable commercial products and may divert resources away from more profitable market opportunities.

Our customer base is highly concentrated. Bankruptcy of any of our customers would adversely affect our financial condition and fluctuations in their purchases of our products would cause volatility in our results of operations.

Our principal customers, specialty distributors and wholesalers, comprise a significant part of the distribution network for oncology injectables and pharmaceutical products in the United States. If any of these customers becomes insolvent or disputes payment of the amount it owes us, it would adversely affect our results of operations and financial condition. Further, fluctuations in customer buying patterns and their amount of inventory of our products could cause volatility in our results of operations and materially, adversely impact our results of operations.

We depend on a single supplier to provide us with the finished drug product for Aloxi injection and a single supplier to provide us with the active ingredient for the production of Salagen Tablets. If either supplier terminates its relationship with us, or is unable to fill our demand for the ingredients or products, we may be unable to sell those products.

We rely on Helsinn Birex Pharmaceuticals Ltd. as our sole and exclusive supplier of the Aloxi injection finished drug product. In addition, we rely on Merck KGaA as our sole and exclusive supplier of oral-grade pilocarpine hydrochloride, the active ingredient in Salagen Tablets. The refined raw material for Salagen Tablets is a semi-synthetic salt of an extract from plants grown and processed exclusively on Merck’s plantations in South America. To our knowledge, there is currently no other producer of oral-grade pilocarpine hydrochloride that is capable of meeting our commercial needs. If our relationship with Helsinn Birex Pharmaceuticals Ltd. or Merck KGaA terminates, or Helsinn Birex Pharmaceuticals Ltd. or Merck KGaA is unable to meet our needs for any reason, we will need to find an alternative source of the active ingredients and products supplied by those companies. If we are unable to identify an alternative source, we may be unable to continue offering Aloxi injection or Salagen Tablets for commercial sale. Even if we were able to procure adequate supplies of Aloxi injection finished drug product or pilocarpine hydrochloride from an alternative source, any disruption in supply could have a material adverse effect on our ability to meet customer demand for Aloxi injection or Salagen Tablets for commercial sale, which would cause our product revenues to decrease and our stock price to decline.

If the third-party manufacturer of Aloxi injection or Salagen Tablets or any of our other products ceases operations or fails to comply with applicable manufacturing regulations, we may not be able to meet customer demand in a timely manner, if at all.

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

The manufacture of our products is, and will be, subject to current “good manufacturing practices” regulations enforced by the FDA or other standards prescribed by the appropriate regulatory agency in the country of use. There is a risk that the manufacturers of our products, including the current manufacturers of Aloxi injection and Salagen Tablets, will not comply with all applicable regulatory standards, and may not be able to manufacture Aloxi injection, Salagen Tablets, or any other product for commercial sale. If this occurs, we might not be able to identify another third-party manufacturer on terms acceptable to us, or any other terms.

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

As part of our business strategy we plan to identify, acquire, license and develop product candidates and identify, acquire and license approved products for markets that we can reach through our marketing and distribution channels. If we fail to obtain, develop and successfully commercialize additional products, we may not achieve expectations of our future performance and our stock price could decline. Because we do not materially engage in basic research or drug discovery, we must rely upon third parties to sell or license product opportunities to us. Other companies, including some with substantially greater financial, marketing and sales resources, are competing with us to acquire or license such products or product candidates. We may not be able to acquire or license rights to additional products or product candidates on acceptable terms, if at all. Furthermore, we may not be able to successfully develop any product candidates we acquire or license. In addition, we may acquire or license new products with different marketing strategies, distribution channels and bases of competition than those of our current products. Therefore, we may not be able to compete favorably in those product categories.

We may not realize all of the anticipated benefits of our acquisitions of Zycos and Aesgen.

During the third quarter of 2004, we acquired Zycos and Aesgen. The success of these mergers will depend, in part, on our ability to realize the anticipated synergies and growth opportunities from integrating the businesses. The integration of independent companies is a complex, costly and time-consuming process. The difficulties of combining the operations of the companies include, among others:

•	Retaining key employees;

•	Coordinating research and development activities;

•	Consolidating corporate and administrative functions;

•	Minimizing the diversion of management’s attention from ongoing business concerns; and,

•	Coordinating geographically separate organizations.

In addition, even if we are able to successfully integrate, the integrations may not result in the realization of the full benefits of development and growth opportunities that we currently expect or that these benefits will be achieved within the anticipated time frame. Our failure to achieve these benefits could have a material adverse effect on our results of operations.

We may need to obtain additional capital to grow our business and complete our product portfolio development and expansion plans. Issuance of new securities may dilute the interests of our shareholders and constrain our operating flexibility.

We may need to raise additional funds for various reasons including the following:

•	to expand our portfolio of marketed products and product candidates;

•	to develop products we have acquired or licensed;

•	to obtain necessary working capital; and

•	to fund operating losses.

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

Our third-party collaborators include public research institutions, research organizations, teaching and research hospitals, community-based clinics, testing laboratories, contract product formulation organizations, contract packaging and distribution companies, manufacturers, suppliers and license collaborators. We consider our arrangements with Helsinn Healthcare SA, Patheon Inc., and Merck KGaA, SuperGen, Inc. to be significant. If any of our collaborators breaches or terminates its agreement with us, or otherwise fails to conduct its collaborative activities in a timely manner, we may experience significant delays in the development or commercialization of the products or product candidates or the research program covered by the agreement and we may need to devote additional funds or other resources to these activities. If we are unable to enter into new or alternative arrangements to continue research and development activities, or are unable to continue these activities on our own, we may have to terminate the development program. As a consequence, we may experience a loss of future commercial product potential and a decline in our stock price.

We have licensed the right to promote, sell and distribute Aloxi products in the United States and Canada from a third party. We are particularly dependent on that third party for our ability to commercialize Aloxi products.

We have entered a license agreement with Helsinn Healthcare SA under which we have acquired a license to sell and distribute Aloxi products in the United States and Canada through December 31, 2015. Furthermore, under the terms of our license, we are required to purchase all of our Aloxi products from Helsinn Birex Pharmaceutical, Ltd. The license agreement may be terminated for specified reasons, including if the other party is in substantial or persistent breach of the agreement, if we have experienced a change of control and the acquiring entity has competing products or our marketing and sales related commitments to the licensor are not maintained by the acquiring entity, or if either party has declared bankruptcy. Although we are not currently in breach of the license, and we believe that Helsinn Healthcare SA is not currently in breach of the license, there is a risk that either party could breach the license in the future. In addition, if we were to breach the supply agreement with Helsinn Birex Pharmaceutical Ltd. contemplated by the license, Helsinn Healthcare SA would be permitted to terminate the license.

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

Competition in the pharmaceutical industry is intense. Most of our competitors are large, multinational pharmaceutical companies that have considerably greater financial, sales, marketing and technical resources than we do. Most of our present and potential competitors also have dedicated research and development capabilities that may allow them to develop new or improved products that compete with our products. Currently, Aloxi injection competes with three other products from the 5-HT3 receptor antagonist class of compounds, as well as products from other chemical classes that are also used for the prevention of chemotherapy-induced nausea and vomiting. These products are marketed by GlaxoSmithKline, Roche, Aventis and Merck, large multinational competitors. If Aloxi injection does not compete successfully with existing products on the market, our stock price could decline significantly. Additionally, MedImmune, Inc. and Daichi Pharmaceutical have drugs that are approved for sale and compete in the same markets as Salagen Tablets.

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

There is also risk that regulatory authorities in the United States and elsewhere may not allow us to conduct planned additional clinical testing of any of our product candidates, including irofulven, Dacogen injection, Saforis oral suspension, ZYC101a or Aloxi products, or that, if permitted, this additional clinical testing will not prove that these product candidates are safe and effective to the extent necessary to permit us to obtain marketing approvals from regulatory authorities.

Except for Dacogen injection, Saforis oral suspension and our products already approved, none of our product candidates are currently being tested in phase 3 or registration clinical trials. We cannot apply for a regulatory approval to market a product candidate until we successfully complete phase 3 or registration clinical trials for that product.

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

We hold an exclusive United States and Canada license on patents covering Aloxi injection proprietary rights. In addition, we hold an exclusive, worldwide license on patents and patent applications covering acylfulvene proprietary rights, including irofulven. The license applicable to these technologies is subject to certain statutory rights held by the U.S. government. Even though we have licensed these patents, we may not have exclusive rights to all possible acylfulvene analogs, all possible methods of using acylfulvene analogs to treat tumors or all possible synthetic methods for preparing acylfulvenes. In addition, we licensed rights to patents and patent applications covering MG98. Protection of these rights and creation of additional rights involve joint responsibilities between us and the respective license party. We have recently acquired rights to patents and patent applications covering technologies that were owned by or licensed to Zycos, Inc., and Aesgen, Inc., and those rights that were licensed from third parties were assigned to us in those transactions. We have also recently obtained a worldwide, exclusive license of certain rights to patents and patent applications covering technologies that are owned by SuperGen, Inc., or licensed to SuperGen, Inc., from third parties.

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

There is uncertainty about the reimbursement status of healthcare products. Our profitability will depend in part on: (1) the price we are able to charge for our products, and (2) the availability of adequate reimbursement for our products to providers from third-party payors, such as government entities, private health insurers and managed care organizations. Federal and state regulations govern or influence the reimbursement status of healthcare products in many situations and third-party payors are increasingly challenging the pricing of medical products and services.

The Medicare Prescription Drug, Improvement, and Modernization Act of 2003 together with rulemaking by the Centers for Medicare and Medicaid Services (CMS) require a number of changes in Medicare practices, including reimbursement. The changes made to date, are not expected to have an adverse affect on our operations, sales or the price of our stock, but we cannot predict the impact, if any of future provider reimbursement changes.

Salagen Tablets generally have been eligible for reimbursement to providers from third-party payors and we have applied for, or in certain cases already received confirmation of, reimbursement eligibility for providers for Aloxi injection. Third-party reimbursement is important to the commercialization of Aloxi products. If government entities and other third-party payors do not provide adequate reimbursement levels to providers for our products, our product and license revenues would be materially and adversely affected and our stock price could decline.

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

The trading price of our common stock has been, and could continue to be, subject to wide fluctuations in response to these factors, including the sale or attempted sale of a large amount of our common stock into the market. Our stock price ranged from $2.92 to $34.49 per share during the two-year period ended September 30, 2004. Broad market fluctuations may also adversely affect the market price of our common stock.

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

We routinely grant stock options to our employees and other individuals. At September 30, 2004, we had options outstanding at option prices ranging from $1.81 to $33.22 for 9,540,617 shares of our common stock that have been registered for resale. We have also issued convertible debt that is convertible into 8,269,942 shares of common stock at an initial conversion price of $31.46 per share of common stock. Conversion is contingent on a number of factors that have not yet been satisfied. Consequently, we are not able to estimate when, if ever, the convertible debt will be converted into common stock, but any such conversion would almost certainly dilute shareholder value.

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

The notes are exclusively obligations of MGI PHARMA, INC., are not guaranteed by any subsidiaries and will not be guaranteed by any of our future subsidiaries. Subsidiaries are and would be separate legal entities and would have no obligation to make any payments on the notes or to make any funds available for payment on the notes. Our right to receive assets of any such subsidiaries upon their liquidation or reorganization (and the consequent right of the holders of the notes to participate in those assets) would be effectively subordinated to the claims of such subsidiaries’ creditors (including trade creditors), except to the extent that we are reorganized as a creditor of such subsidiary, in which case our claims would still be subordinate to any security interests in the assets of such subsidiary and any indebtedness of such subsidiary senior to that held by us.

The indenture does not prohibit or limit us and would not limit any of our subsidiaries from incurring senior indebtedness or incurring other indebtedness and other liabilities. As of September 30, 2004, we do not have senior indebtedness outstanding, and have no senior subordinated indebtedness other than the notes. We anticipate that from time to time we will incur additional senior indebtedness and other additional liabilities.

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

Although the notes have been registered under the Securities Act, we have the right, pursuant to the registration rights agreement, to suspend the use of the shelf registration statement in certain circumstances. In the event of such a suspension, note holders would not be able to sell the notes or associated common stock under the registration statement.

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

Item 3.

Quantitative and Qualitative Disclosures About Market Risk

Our operations are not subject to risks of material foreign currency fluctuations, nor do we use derivative financial instruments in our treasury practices. We invest in marketable securities that meet high credit quality standards, as specified in our investment policy. We do not expect material losses due to interest rate or default risk within our investment portfolio. The impact on our net income (loss) as a result of a 25, 50 or 100 basis point (where 100 basis points equals 1%) change in short-term interest rates would be approximately $750,000, $1,500,000 or $3,000,000 annually based on our cash, cash equivalents, restricted marketable investment and marketable investment (excluding available-for-sale equity securities) balances at September 30, 2004.

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

MGI PHARMA, INC.

PART II – OTHER INFORMATION

Item 6. Exhibits

Exhibit Number	Description
2.1	Agreement and Plan of Merger by and among MGI PHARMA, INC., Zycos Inc., Zycos Acquisition Corp. and the Stockholders’ Representatives dated as of August 25, 2004 (Incorporated by reference to Exhibit 2.01 to the Company’s Current Report on Form 8-K filed on September 10, 2004)

2.2	Agreement and Plan of Merger and Reorganization by and among MGI PHARMA, INC., Aesgen Inc., MGIP Acquisition Corp. and the Equityholders’ Representative dated as of August 30, 2004 (Incorporated by reference to Exhibit 2.01 to the Company’s Current Report on Form 8-K filed on October 1, 2004)

3.1	Second Amended and Restated Articles of Incorporation (Incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form10-Q for the quarter ended June 30, 2002).

3.2	Articles of Amendment to the Second Amended and Restated Articles of Incorporation, filed June 2, 2004 (Incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form10-Q for the quarter ended June 30, 2002).

3.3	Restated Bylaws of the Company, as amended to date (Incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form10-Q for the quarter ended June 30, 1998).

3.4	Amendment dated May 10, 2004 to Restated Bylaws.

4.1	Specimen certificate for shares of Common Stock of the Company (Incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998).

4.2	Rights Agreement, dated as of July 14, 1998, between the Company and Norwest Bank, Minnesota, N.A. (including the form of Rights Certificate attached as Exhibit B thereto) (Incorporated by reference to Exhibit 1 to the Company’s Registration Statement on Form 8-A, filed July 15, 1998).

4.3	First Amendment to Rights Agreement, dated March 14, 2000, between the Company and Norwest Bank, Minnesota, N.A. (Incorporated by reference to Exhibit 2 to the Company’s Registration Statement on Form 8-A/A-1, filed March 20, 2000).

4.4	Form of Convertible Subordinated Promissory Notes issued to Deerfield Partners, L.P. and Deerfield International Limited on December 2, 2002 (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on December 4, 2002).

4.5	Form of Common Stock Purchase Warrants issued to Deerfield Partners, L.P. and Deerfield International Limited on December 2, 2002 (Incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on December 4, 2002).

4.6	Senior Subordinated Convertible Notes Purchase Agreement, dated February 25, 2004, by and between MGI PHARMA, INC. and Merrill Lynch, Pierce, Fenner & Smith (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on March 4, 2004).

4.7	Senior Subordinated Convertible Notes Indenture, dated March 2, 2004, by and between MGI PHARMA, INC. and Wells Fargo Bank, National Association, as Trustee (Incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on March 4, 2004).

4.8	Registration Rights Agreement, dated March 2, 2004, by and between MGI PHARMA, INC. and Merrill Lynch, Pierce, Fenner & Smith (Incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on March 4, 2004).

10.1**	Amended and Restated License Agreement dated August 31, 2004 between the Company and SuperGen, Inc.

10.2	The Common Stock Purchase Agreement dated August 31, 2004 between the Company and SuperGen, Inc.

10.3	Investor Rights Agreement dated August 31, 2004 between the Company and SuperGen, Inc.

31.1	Certification of Leon O. Moulder, Jr. Pursuant to Rule 13a-14(a) (Section 302 of the Sarbanes-Oxley Act of 2002).

31.2	Certification of William C. Brown Pursuant to Rule 13a-14(a) (Section 302 of the Sarbanes-Oxley Act of 2002).

32.1	Certification of Leon O. Moulder, Jr. Pursuant to 18 U.S.C. (S) 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of William C. Brown Pursuant to 18 U.S.C. (S) 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

**	Pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended portions of Exhibit 10.1 have been deleted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MGI PHARMA, INC.

Date: November 8, 2004	By:
William C. Brown,
Executive Vice President and Chief Financial Officer
(principal financial officer, and duly authorized officer)

MGI PHARMA, INC.

Quarterly Report on Form 10-Q

for the

Quarter Ended September 30, 2004

EXHIBIT INDEX

Exhibit Number	Description
2.1	Agreement and Plan of Merger by and among MGI PHARMA, INC., Zycos Inc., Zycos Acquisition Corp. and the Stockholders’ Representatives dated as of August 25, 2004 (Incorporated by reference to Exhibit 2.01 to the Company’s Current Report on Form 8-K filed on September 10, 2004)

2.2	Agreement and Plan of Merger and Reorganization by and among MGI PHARMA, INC., Aesgen Inc., MGIP Acquisition Corp. and the Equityholders’ Representative dated as of August 30, 2004 (Incorporated by reference to Exhibit 2.01 to the Company’s Current Report on Form 8-K filed on October 1, 2004)

3.1	Second Amended and Restated Articles of Incorporation (Incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form10-Q for the quarter ended June 30, 2002).

3.2	Articles of Amendment to the Second Amended and Restated Articles of Incorporation, filed June 2, 2004 (Incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form10-Q for the quarter ended June 30, 2002).

3.3	Restated Bylaws of the Company, as amended to date (Incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form10-Q for the quarter ended June 30, 1998).

3.4	Amendment dated May 10, 2004 to Restated Bylaws.

4.1	Specimen certificate for shares of Common Stock of the Company (Incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998).

4.2	Rights Agreement, dated as of July 14, 1998, between the Company and Norwest Bank, Minnesota, N.A. (including the form of Rights Certificate attached as Exhibit B thereto) (Incorporated by reference to Exhibit 1 to the Company’s Registration Statement on Form 8-A, filed July 15, 1998).

4.3	First Amendment to Rights Agreement, dated March 14, 2000, between the Company and Norwest Bank, Minnesota, N.A. (Incorporated by reference to Exhibit 2 to the Company’s Registration Statement on Form 8-A/A-1, filed March 20, 2000).

4.4		Form of Convertible Subordinated Promissory Notes issued to Deerfield Partners, L.P. and Deerfield International Limited on December 2, 2002 (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on December 4, 2002).

4.5		Form of Common Stock Purchase Warrants issued to Deerfield Partners, L.P. and Deerfield International Limited on December 2, 2002 (Incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on December 4, 2002).

4.6		Senior Subordinated Convertible Notes Purchase Agreement, dated February 25, 2004, by and between MGI PHARMA, INC. and Merrill Lynch, Pierce, Fenner & Smith (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on March 4, 2004).

4.7		Senior Subordinated Convertible Notes Indenture, dated March 2, 2004, by and between MGI PHARMA, INC. and Wells Fargo Bank, National Association, as Trustee (Incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on March 4, 2004).

4.8		Registration Rights Agreement, dated March 2, 2004, by and between MGI PHARMA, INC. and Merrill Lynch, Pierce, Fenner & Smith (Incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on March 4, 2004).

10.1	**	Amended and Restated License Agreement dated August 31, 2004 between the Company and SuperGen, Inc.

10.2		The Common Stock Purchase Agreement dated August 31, 2004 between the Company and SuperGen, Inc.

10.3		Investor Rights Agreement dated August 31, 2004 between the Company and SuperGen, Inc.

31.1		Certification of Leon O. Moulder, Jr. Pursuant to Rule 13a-14(a) (Section 302 of the Sarbanes-Oxley Act of 2002).

31.2		Certification of William C. Brown Pursuant to Rule 13a-14(a) (Section 302 of the Sarbanes-Oxley Act of 2002).

32.1		Certification of Leon O. Moulder, Jr. Pursuant to 18 U.S.C. (S) 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2		Certification of William C. Brown Pursuant to 18 U.S.C. (S) 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

**	Pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended portions of Exhibit 10.1 have been deleted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment.