Form 10-K
period 2004-12-31
MGI PHARMA INC
filed 2005-03-11
CIK 702131

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

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

The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2004, the last business day of the registrant’s most recent second quarter, was approximately $1,906,000,000 (based on the closing price of the registrant’s common stock as reported by the Nasdaq National Market on such date).

The number of shares outstanding of each of the registrant’s classes of common stock, as of March 7, 2005, was: Common Stock, $.01 par value; 71,450,679 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Pursuant to General Instruction G the responses to Items 10, 11, 12 and 14 of Part III of this report are incorporated herein by reference to certain information contained in the registrant’s definitive Proxy Statement for its 2005 Annual Meeting of Stockholders to be held on May 10, 2005.

PART I

This Form 10-K contains forward-looking statements within the meaning of federal securities laws that may include statements regarding intent, belief or current expectations of the Company and its management. These forward-looking statements are not guarantees of future performance and involve a number of risks and uncertainties that may cause the Company’s actual results to differ materially from the results discussed in these statements. Risks and uncertainties that might affect our results are detailed from time to time in the Company’s filings with the Securities and Exchange Commission, and are included in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations – Cautionary Statements, of this Form 10-K. The Company does not intend to update any of the forward-looking statements after the date of this Form 10-K to conform them to actual results.

Item 1.	Business

Overview

MGI PHARMA, INC., “we”, “MGI”, or the “Company”, is an oncology-focused biopharmaceutical company that acquires, develops and commercializes proprietary pharmaceutical products that meet cancer patient needs. It is our goal to become a leader in oncology through application of our three core competencies of oncology product acquisition, development and commercialization, which we apply toward our portfolio of oncology products and product candidates. We acquire intellectual property or product rights from others after they have completed the basic research to discover the compounds that will become our product candidates or marketed products. This allows us to focus our skills on product development and commercialization rather than directly performing drug discovery.

We currently market several cancer-related pharmaceutical products in the United States using our 112-person oncology-focused sales organization. (See Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations—Revenues for a breakdown of sales by product over the last three years.) We focus our sales efforts solely within the United States, where we have retained product rights to our currently marketed products and product candidates under development. We have created alliances with other pharmaceutical or biotechnology companies for the sale and marketing of our products in other countries. (See Note 14 to the consolidated financial statements for further information on revenues attributable to U.S. and foreign customers.)

We began face-to-face sales calls or direct promotion of Aloxi® (palonosetron hydrochloride) injection in September 2003 in the United States for the prevention of chemotherapy-induced nausea and vomiting, or CINV. Sales of Aloxi injection accounted for approximately 83 percent of our $192.1 million of product sales in 2004. We marketed Salagen® Tablets (pilocarpine hydrochloride) in the United States to oncologists as a treatment for the symptoms of radiation-induced dry mouth in head and neck cancer patients and to rheumatologists as a treatment for dry mouth associated with the autoimmune disease Sjögren’s syndrome. Beginning in December 2004, generic 5 milligram pilocarpine hydrochloride tablets entered the United States markets where Salagen Tablets compete and we have suspended direct promotion of Salagen Tablets. If the introduction of these competing products adheres to the classic pattern of initial generic competition in a pharmaceutical product class, we would expect Salagen Tablets sales to decline significantly from our 2004 sales of $29.3 million in the United States. In March 2001, we began direct promotion of Hexalen® capsules after acquiring the Hexalen capsules business in November 2000. Hexalen capsules are second-line chemotherapy for ovarian cancer patients who are refractory to first-line therapies.

On November 17, 2003, we and Helsinn Healthcare SA announced an expansion of our exclusive United States and Canada license and distribution agreement to include rights for the post operative nausea and vomiting, or PONV, application of Aloxi injection and an oral Aloxi formulation. Phase 2 trials of Aloxi injection for prevention of PONV indicated that Aloxi injection was safe and well tolerated. We expect phase 3 trials to begin in 2005 for use of Aloxi injection in the prevention of PONV and Aloxi capsules for the prevention of CINV.

In September 2004, we began direct promotion of Kadian® (morphine sulfate sustained release) capsules in the United States to oncology health care professionals for moderate to severe pain associated with cancer, under a promotion arrangement with Alpharma, Inc. Kadian capsules continue to be marketed by Alpharma to pain specialists in the United States, other than oncology health care professionals.

In September 2004, we obtained exclusive worldwide rights to the development, commercialization, manufacturing and distribution of Dacogen™ (decitabine) injection for all indications from SuperGen, Inc. Dacogen injection is an investigational anti-cancer therapeutic, which is currently in development for the treatment of patients with myelodysplastic syndrome, or MDS. The MDS New Drug Application, or NDA, and Marketing Authorization Application, or MAA, for Dacogen injection were submitted and accepted for review by the Food and Drug Administration, or FDA, and European Medicines Agency, or EMEA, respectively. The FDA established a Prescription Drug User Fee Act, or PDUFA, goal date for the NDA of September 1, 2005. Given the broad activity of Dacogen injection in hematologic cancers, we also intend to initiate during 2005 a pivotal phase 3 program in patients with acute myeloid leukemia, or AML.

Saforis™ oral suspension is a late-stage, novel, proprietary formulation of L-glutamine, an amino acid critical to the repair of cellular damage. Saforis oral suspension decreased the duration and severity of chemotherapy induced inflammation of the tissues lining the mouth, or oral mucositis. In 2004, a phase 3 trial of Saforis oral suspension was completed in 326 patients and it met its primary clinical objective of clinically significant reduction of oral mucositis in patients receiving Saforis oral suspension compared to placebo. A second phase 3 trial is planned to begin in 2005.

We are currently developing ZYC101a as a treatment for young women with high-grade cervical dysplasia. In a recently completed phase 2, multicenter, randomized placebo controlled trial of 161 women with high-grade cervical dysplasia that was conducted in the United States and Europe, ZYC101a was shown to be safe and well tolerated. In a prospectively defined cohort of patients under 25 years of age, the drug promoted resolution of high-grade dysplasia in 70 percent of patients, versus 23 percent in the placebo arm. In all patients, resolution was 43 percent for patients on drug and 27 percent for patients on placebo. A phase 3 trial to further assess the safety and efficacy of ZYC101a will begin in 2005 and is being designed to become a key part of submissions to regulatory authorities for seeking marketing approval.

Irofulven, the lead cancer therapy product candidate from our proprietary family of compounds, called acylfulvenes, is in a series of clinical trials. Based on our analysis of results from our trials of irofulven, we believe that irofulven is adequately tolerated for a chemotherapeutic, with evidence of monotherapy activity against a wide range of cancers including prostate, liver, ovarian, and pancreatic tumors. These results have been seen in patients with refractory tumors, meaning tumors that are unresponsive or no longer responsive to prior chemotherapy regimens. We also are conducting a series of trials with irofulven in combination therapy with currently approved cancer agents. We believe that an advantage of combination therapy is the potential to achieve better anti-cancer benefit with an acceptable side effect profile compared to either agent used alone. The most advanced of these combination trials is a phase 2, multi-arm, randomized trial of irofulven in combination with capecitabine and prednisone in hormone refractory prostate cancer, or HRPC, patients previously treated with docetaxel. Most HRPC patients in the United States who are receiving chemotherapy are treated with docetaxel, and we believe significant unmet need exists among prostate cancer patients who have failed hormone therapy and who have progressed on docetaxel.

We believe we have a robust portfolio of oncology related product candidates. Our current product candidates are predominately in advanced stages of development and are intended to have diverse roles in treating cancer patients or cancer related conditions. Our portfolio includes therapeutic and supportive care product candidates.

The following table summarizes the principal indications and commercial rights for our marketable products.

Products	Principal Indications	Status	Commercial Rights
Aloxi injection	Chemotherapy-induced nausea and vomiting	Currently marketed	U.S. & Canada: MGI

Salagen Tablets	Symptoms of radiation-induced dry mouth in head and neck cancer patients Dry mouth, plus dry eyes outside the U.S., in Sjögren’s syndrome patients	Offered for sale Currently marketed	U.S.: MGI Europe: Novartis Canada: Pfizer Rest of World: Various other collaborators

Hexalen capsules	Ovarian Cancer	Currently marketed	U.S.: MGI Outside U.S.: Various collaborators

Kadian capsules	Cancer related pain	Currently promoted	U.S.: MGI – Cancer pain Alpharma – all other pain indications

The following table summarizes the principal indications, development status and sponsor for our products under development.

Products	Principal Indications	Status	Sponsor
Dacogen injection	MDS AML	FDA & EMEA review To begin Phase 3	SuperGen MGI
Saforis oral suspension	Oral mucositis	To begin second Phase 3	MGI
ZYC101a	Cervical dysplasia	To begin Phase 3	MGI
Aloxi injection	PONV	To begin Phase 3	Helsinn Healthcare
Aloxi capsules	CINV	To begin Phase 3	Helsinn Healthcare
Irofulven	Hormone refractory prostate cancer	Phase 2	MGI
	Liver cancer, inoperable	Phase 2	MGI
	Gastric cancer	Phase 2	National Cancer Institute
	Ovarian cancer	Phase 2	National Cancer Institute
	Liver cancer combination with irinotecan	Phase 2	MGI
	Thyroid cancer combination with capecitabine	Phase 2	MGI
	Combination with gemcitabine	Phase 1	MGI
	Combination with docetaxel	Phase 1	MGI
	Combination with oxaliplatin	Phase 1	MGI
MG98	Renal cell cancer	Phase 2	MethylGene
ZYC300	Solid tumors	Phase 1/2	MGI
Other acylfulvene analogs	Various Cancers	Preclinical	MGI

We were incorporated under the name Molecular Genetics, Inc. in Minnesota in November 1979.

Business Strategy

Our goal is to become a leading oncology-focused biopharmaceutical company serving well-defined markets. The key elements of our strategy are to:

•	Continue to successfully commercialize Aloxi injection for prevention of chemotherapy-induced nausea and vomiting, or CINV, by marketing Aloxi injection as an enhanced alternative to currently marketed 5-HT3 receptor antagonists;

•	In collaboration with SuperGen, Inc. pursue approval of the New Drug Application, or NDA, and Marketing Authorization Application, or MAA, for Dacogen™ injection at the Food and Drug Administration or FDA and the European Medicines Agency, or EMEA, while completing United States commercial product launch activities by the September 1, 2005, Prescription Drug User Fee Act, or PDUFA, goal date established by the FDA;

•	Advance our predominately late-stage product candidate pipeline, including initiation in 2005 of the following phase 3 trials or programs:

•	Dacogen injection for the treatment of acute myeloid leukemia, or AML,

•	Aloxi injection for the prevention of post operative nausea and vomiting, or PONV, and Aloxi capsules for prevention of CINV,

•	Saforis oral suspension for the prevention and treatment of oral mucositis, and

•	ZYC101a for the treatment of cervical dysplasia;

•	Establish commercialization paths for our product candidates in territories outside of North America; and

•	Selectively add to our product portfolio through various means, including product acquisition, in-licensing, co-promotion or business combinations, including:

•	Oncology and oncology-related products, and

•	Acute care, hospital promoted products.

Cancer Overview

According to the American Cancer Society, or ACS, there are approximately 1.4 million new cases of cancer diagnosed in the United States each year. Cancer is the second leading cause of death in the United States and is projected to result in approximately 570,000 deaths in the United States in 2005.

Cancer is characterized by the uncontrolled growth and spread of abnormal cells. These abnormal or malignant cells accumulate and form tumors that can compress, invade and destroy normal tissue. If malignant cells break away from the primary tumor, they can travel through the bloodstream or lymphatic system to other areas of the body where they may settle and form new tumors. This spread of a tumor to a new site is called metastasis.

Different types of cancer vary in their rates of growth and patterns of spread, and, consequently respond in varying degrees to different types of treatment. The four most common forms of treatment for cancer in order of their typical use are:

•	surgery—the physical removal of a patient’s tumor mass;

•	radiation therapy—the use of high energy particles or waves, such as x-rays or gamma rays, to destroy or damage cancer cells;

•	chemotherapy—the use of drugs to inhibit the growth of or kill cancer cells. Systemic chemotherapy results from cancer therapy drugs that are administered by injection or orally. These drugs enter the bloodstream and can potentially reach all areas of the body, which make this treatment especially useful for cancer that has metastasized; and

•	immunotherapy—stimulation of a patient’s immune system or administration of agents that work by an immune mediated mechanism, either directly or indirectly to inhibit the growth of or enhance the killing of cancer cells.

A cancer patient often receives a combination of treatments depending upon the type and extent of the disease. While surgery attempts to remove localized cancer from the patient and radiation attempts to kill cancer cells, there are significant limitations and complications associated with these treatments that result in high rates of treatment failure. This failure is due primarily to metastasis and dose-limiting severe side effects. Chemotherapeutic agents attempt to address the limitations of surgery and radiation, which are local treatments, by interfering with the replication of cancer cells that may have spread to distant sites in the patient. Immunotherapy is a rapidly developing area of cancer treatment and is most often provided in combination with other cancer therapies. In addition to treatment of their cancer, cancer patients often need supportive care to prevent or treat the side effects of radiation or chemotherapy. Examples include treatment of chemotherapy-induced nausea and vomiting, oral mucositis, pain, and various anemias, or abnormally low blood cell counts.

Cancer is a disease characterized by uncontrolled cell replication, which requires cells to first replicate their DNA. Therefore, many chemotherapeutic agents attempt to interfere with cancer cells’ ability to replicate DNA, or following the replication of their DNA, the ability of the cancer cells to divide. Different classes of chemotherapeutic agents are distinguished by their mechanism of action or how they specifically interfere with the cancer cells’ ability to replicate DNA or divide.

When a cancer cell’s DNA is sufficiently damaged by a chemotherapeutic agent, DNA synthesis is inhibited or cell division is inhibited, and a cellular process known as apoptosis, or programmed cell death, may be activated. Apoptosis of tumor cells can lead to reduction in tumor size or to the arrest of tumor growth. Certain chemotherapeutic agents may act to directly promote apoptosis in tumor cells.

Because different chemotherapeutic agents may target different cellular processes required for DNA replication and cell division or apoptosis, chemotherapeutic agents are often used in combination to exploit potential synergy with different mechanisms of action, and minimize the side effect profile of the individual agents. Agents that specifically induce apoptosis or interfere with DNA replication or cell division in novel ways are therefore excellent candidates to be used in combination with existing chemotherapy agents.

One of the principal causes of chemotherapy treatment failure is the development of drug resistance by cancer cells, where cancer cells become resistant or refractory to the intended cytotoxic action of a variety of conventional chemotherapeutic agents. In many cases, resistance developed to a specific chemotherapeutic agent results in multi-drug resistance where the cancer cell becomes resistant to a wide variety of chemotherapeutic agents. Given the current limitations of chemotherapy, there is a clear need for new therapies that are effective against a broad range of resistant and refractory cancers, as well as chemotherapeutics that act by novel mechanisms that can offer benefits as a combination therapy with existing chemotherapeutic agents.

Reactivation of tumor suppressor genes that exist naturally in a patient’s cells is an area of active research. Excessive methylation, or hypermethylation, can stop the expression of a tumor suppressor gene and production of the anti-cancer protein it encodes. This biological effect has been implicated as a fundamental factor in the development of cancers. Methylation is the attachment of a small cluster of carbon and hydrogen elements known as a methyl group. Attachment of a methyl group to a gene may stop its functioning. Researchers are identifying and evaluating ways to prevent or reverse hypermethylation, thereby allowing tumor suppressor genes to produce the natural proteins that can stop or reduce the growth of tumors.

Standard response criteria are used to report the results of oncology clinical trials. In solid tumor clinical trials, a complete response means that all measurable tumor tissue has disappeared and the patient appears to be disease free. A partial response means that measurable tumor tissue has shrunk by at least 50 percent in two-dimensional measurements or 30 percent in single dimensional measurements. Stable disease means that the size of the measurable tumor tissue has not shrunk sufficiently to be considered a partial response, but it has not grown more than 25 percent from its smallest size during treatment. Progressive disease means that the tumor has grown by more than 25 percent from its smallest size during treatment.

Achieving agreement on the appropriate clinical measures to use in myelodysplasic syndrome, or MDS, clinical trials is challenging because MDS spans a diverse range of abnormal blood cell production by patients. As a result, appropriate clinical measures will vary depending upon the cross-section of MDS patients enrolled in a trial.

To help group similar cross-sections of MDS patients for clinical trial (also prognostic and treatment) purposes, various classification systems have been developed. While these classification systems help in the conduct and evaluation of individual clinical trials, a lack of standardization and the evolving nature of the classification systems can make it difficult to compare the results of one trial to another trial. Therefore it is very important to understand the classification system and definitions used for a particular MDS clinical trial before drawing conclusions about those results relative to other trials.

The more common classification or prognostic systems include:

•	French-American-British, or FAB;

•	World Health Organization, or WHO; and

•	International Prognostic Scoring System, or IPSS.

A key difference between FAB and WHO classification is the percent of immature bone marrow blood cells, or blasts, required before the patient is classified as having evolved from MDS to acute myeloid leukemia, or AML. Under the FAB system if blasts are 30 percent or less of all blood cells in the sample, the patient is classified as having MDS. The threshold under the WHO system is 20 percent.

The factors used in the IPSS to predict the potential for MDS to evolve into AML and survival periods include:

•	Chromosome abnormalities;

•	Proportion of bone marrow blasts; and

•	Number of abnormally low blood cell (white, red or platelet) types.

The IPSS categories ranging from low risk to high risk of the patient’s MDS evolving into AML are as follows:

•	Low;

•	Intermediate 1;

•	Intermediate 2; and

•	High.

Given what may be a prolonged course of MDS for patients evaluated as IPSS Low or Intermediate-1 risk, alleviation of disease-related symptoms and improved quality of life may be the most appropriate clinical measures. For patients evaluated as IPSS Intermediate-2 or High risk, extending the period of time before the disease progresses, to more severe MDS or AML, or survival period may be the most appropriate clinical measures.

A group of MDS clinical experts known as the International Working Group, or IWG, reported the results of their deliberations on standardizing response criteria for MDS in the journal Blood (Blood.2000; 96:3671-3674). Given the diverse nature of MDS they identified and defined clinical measures in the following categories:

•	Altering disease natural history, such as remission, disease progress and survival;

•	Cytogenetic response, meaning resolution of chromosome abnormalities;

•	Quality of Life, such as improvement in physical, functioning, emotional, social and spiritual status; and

•	Hematologic improvement, meaning increased number and functioning of various types of blood cells and decrease in need for transfusions.

Subsequent clinical trial results will likely adopt the standard response criteria recommended by the IWG, thereby facilitating comparisons between independent clinical trials.

Marketable Products

Aloxi Injection for the Prevention of Chemotherapy-Induced Nausea and Vomiting

Aloxi (palonosetron hydrochloride) injection is a potent, highly selective serotonin subtype 3, or 5-HT3, receptor antagonist differentiated by its strong receptor binding affinity and extended half life for the prevention of chemotherapy-induced nausea and vomiting, or CINV. We obtained exclusive U.S. and Canada Aloxi injection license and distribution rights from Helsinn Healthcare SA in April 2001. On July 25, 2003, approval was received from the FDA to market Aloxi injection for the prevention of acute and delayed CINV. We began promoting Aloxi injection in September 2003 through our oncology-focused sales organization. Aloxi injection competes in the growing U.S. 5-HT3 receptor antagonist market estimated to be $1.7 billion in 2004. Of this amount, the market for prevention of CINV is estimated to be approximately $900 million. Product sales of Aloxi injection in 2004 and 2003 were $159.3 million and $9.7 million, respectively.

Chemotherapy-Induced Nausea and Vomiting Overview

Depending on the type of cancer and treatment goals determined by physicians, patients may receive chemotherapy as part of their treatment regimen. One of the most feared side-effects of most chemotherapy treatments is chemotherapy-induced nausea and vomiting, or CINV. Supportive care products to treat the side effects of chemotherapy, such as CINV, have emerged to improve patient comfort and compliance with treatment regimens. While there are many types of supportive care products for cancer patients, this summary is focused on the prevention of CINV.

Efforts to treat tumors such as those found in breast and lung cancer have led physicians to administer more aggressive chemotherapy regimens. These cytotoxic agents often cause CINV by triggering release of serotonin from cells in the gastrointestinal tract. The released serotonin stimulates nerve receptors that activate the vomiting center via the chemoreceptor trigger zone. When, and if, serotonin stimulates serotonin subtype 3, or 5-HT3, receptors to initiate nerve impulses to the central nervous system through the 5-HT3 receptors, vomiting, or emesis, may ensue. Serotonin subtype 3, or 5-HT3 receptor antagonists, such as Aloxi injection, act by binding to serotonin receptors in the peripheral and possibly central nervous system, thereby blocking serotonin stimulation of the associated nerves and reducing or eliminating CINV. CINV can be characterized as acute nausea and vomiting, occurring within 24 hours following administration of chemotherapy, or delayed nausea and vomiting, occurring 24 to 120 hours following administration of chemotherapy.

Although CINV has been managed to a greater degree in recent years, it is estimated that up to 85 percent of cancer patients receiving chemotherapy will experience some degree of emesis if not prevented with an antiemetic. The severity of emesis is dependent upon the type of chemotherapy administered, the dosing schedule of the chemotherapy, how quickly it was administered, and the patient’s age and gender, among other predisposing factors. If emesis is not properly managed, it can cause dehydration and poor quality of life, eventually leading to interruption or discontinuation of chemotherapy. Although the vast majority of patients receiving emetogenic chemotherapy are administered a 5-HT3 receptor antagonist, there remains a need to improve upon the prevention of acute CINV and, especially delayed CINV. Despite the availability of preventive treatments, including first generation 5-HT3 receptor antagonists, nearly fifty percent of all patients receiving chemotherapy experience nausea and vomiting.

Aloxi Injection Clinical Data for CINV

The results of phase 3 clinical trials demonstrate that Aloxi injection is more effective than ondansetron (Zofran®) and dolasetron (Anzemet®) injections, which combined account for approximately 59 percent percent of CINV sales of 5-HT3 receptor antagonists in 2004. The most frequently prescribed chemotherapies, including those used to treat the most common cancers such as breast, lung and colon, are considered moderately emetogenic, or have a moderate to moderately high potential to cause nausea and vomiting. Based on the phase 3 trials conducted, Aloxi injection is shown statistically to have greater efficacy or to be as effective as ondansetron and dolasetron for prevention of acute and delayed CINV. Overall, the incidence, pattern, duration, and intensity of adverse reactions were similar among patients treated with Aloxi injection and other 5-HT3 receptor antagonists. In 633 patients treated with Aloxi injection during phase 3 trials, the most common adverse reactions related to the study drug were headache (9 percent), and constipation (5 percent). The table below provides a summary of the efficacy results from these pivotal phase 3 clinical trials, where complete response rate is defined as the proportion of treated patients which had no vomiting and no rescue medication.

	Moderately Emetogenic Chemotherapy						Highly Emetogenic Chemotherapy
	Study 99-03			Study 99-04			Study 99-05
	Aloxi		Ondansetron	Aloxi		Dolasetron	Aloxi	Ondansetron
Acute CINV (0 – 24 hours)	81	% *	69%	63%		53%	59%	57%
Delayed CINV (24 – 120 hours)	74	% *	55%	54	% *	39%	45%	39%
Overall (0 – 120 hours)	69	% *	50%	46	% *	34%	41%	33%

*	Indicates results that demonstrate statistically greater efficacy than the alternative 5-HT3 product compared in the trial.

We believe that Aloxi injection is competitive in the U.S. CINV market for 5-HT3 receptor antagonists because Aloxi injection:

•	is highly selective for the 5-HT3 receptor and has a thirty to seven hundred times stronger binding affinity for this receptor than other marketed 5-HT3 receptor antagonists;

•	is more potent than other marketed 5-HT3 receptor antagonists;

•	has demonstrated a plasma elimination half-life of almost 40 hours, which is four to ten times longer than any other marketed 5-HT3 receptor antagonist;

•	has demonstrated in phase 3 trials to have statistically greater efficacy or to be as effective as ondansetron or dolasetron in preventing both acute and delayed CINV; and

•	is the only 5-HT3 receptor antagonist approved to prevent both acute and delayed nausea and vomiting caused by moderately emetogenic chemotherapy.

The potency and extended half-life of Aloxi injection may enable patients and their healthcare providers to control both acute and delayed CINV for several days following chemotherapy with a single intravenous dose. We believe this single, fixed dose treatment is more convenient compared to other marketed 5-HT3 receptor antagonists, which usually demand patients to adhere to an oral follow-up therapy regimen for several days.

Salagen Tablets for the Symptoms of Xerostomia and Sjögren’s Syndrome

MGI conceived, developed and markets Salagen Tablets (pilocarpine hydrochloride) in the United States. Salagen Tablets were the first prescription drug approved to treat the symptoms of chronic dry mouth in patients with radiation-induced xerostomia and in patients with Sjögren’s syndrome. Chronic dry mouth can be a painful and debilitating condition. Salagen Tablets stimulate the exocrine glands, including the salivary glands, to increase their moisture-producing activity. Saliva is important to oral health and quality of life in general. People with chronic dry mouth can experience difficulty eating and sleeping, rapid tooth decay, periodontal disease and oral infections. Sales of Salagen Tablets in the United States were $29.3 million, $26.5 million and $22.3 million in 2004, 2003 and 2002, respectively. Salagen Tablets’ clinically-proven efficacy and safety has allowed it to maintain leadership in the market for treatment of chronic dry mouth symptoms associated with head and neck cancer patients treated with radiation and with Sjögren’s syndrome patients.

The FDA granted us orphan drug status for Salagen Tablets in 1994 as a treatment for the symptoms of xerostomia induced by radiation therapy in head and neck cancer patients and in 1998 for the symptoms of dry mouth associated with Sjögren’s syndrome. Our orphan drug protection for Salagen Tablets for the treatment of symptoms of radiation-induced xerostomia in head and neck cancer patients expired in March 2001 and our orphan drug protection for Sjögren’s syndrome expired in February 2005. In December 2004, the FDA approved a competitor’s Abbreviated New Drug Application, or ANDA, for a generic 5 milligram pilocarpine hydrochloride tablet and a second ANDA was approved in January 2005. If the introduction of these competing products adheres to the classic pattern of initial generic competition in a pharmaceutical product class, we would expect Salagen Tablet sales in 2005 to decline significantly. As a result, we suspended promotion of Salagen Tablets.

Also, in December 2004, we entered into a five-year manufacturing supply and distribution agreement for 5 milligram pilocarpine hydrochloride tablets, with Purepac Pharmaceutical Co. (“Purepac”), a subsidiary of Alpharma, Inc. Under the terms of this manufacturing, supply and distribution agreement, we will manufacture and supply 5 milligram pilocarpine hydrochloride tablets to Purepac for exclusive distribution in the United States and we will receive the supply price and a portion of gross margin of sales by Purepac.

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

Salagen Tablets have been shown to stimulate the residual functioning tissue in the damaged salivary glands to increase saliva production and provide patients with a longer-lasting solution for the symptoms of radiation-induced chronic dry mouth. In two 12-week trials that were the primary basis for the approval of Salagen Tablets in 1994, 369 patients who had been treated with radiation therapy for head and neck cancer were assessed for the ability of Salagen Tablets, versus placebo, to relieve the symptoms of dry mouth and to stimulate saliva production. In both trials, patients who received Salagen Tablets experienced significant improvement in their overall condition of dry mouth. Those patients also demonstrated statistically significant improvements in salivary flow compared to the patients receiving placebo tablets. Less than one percent of the patients who received Salagen Tablets withdrew from these trials due to lack of efficacy. Sweating was the most commonly reported side effect; however, less than one percent of patients taking the approved dosing regimen withdrew from the trial due to sweating.

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

Hexalen Capsules for Ovarian Cancer

In November 2000, we purchased worldwide rights to Hexalen (altretamine) capsules from MedImmune Oncology, Inc. Hexalen capsules are an orally administered chemotherapy that is approved as a second-line treatment of ovarian cancer. Hexalen capsules are approved for the treatment of ovarian cancer in 21 countries including the United States. Sales of Hexalen capsules in the United States were $2.4 million in 2004.

In the two trials that were the primary basis for its approval in the United States, Hexalen capsules were administered as a single agent for 14 or 21 days of a 28-day cycle. In the 51 patients with measurable or evaluable disease, there were seven complete responses and two partial responses for an overall response rate of 18 percent. The duration of these responses ranged from two months in a patient with a palpable pelvic mass to 36 months in a patient who achieved a complete response. In some patients, tumor regression was associated with improvement in symptoms and performance status. Side effects of Hexalen capsules are comparable to those seen with other approved chemotherapies and include mild to moderate bone marrow suppression, nausea and vomiting, numbness, tingling or pain of hands or feet, and central nervous system symptoms.

Another trial in 97 ovarian cancer patients, which was published in Gynecologic Oncology (Vol. 82 pages 317-322, 2001), investigated the ability of six months of treatment with Hexalen capsules to extend survival following achievement of a complete response with front-line therapy. At two years, following completion of front-line therapy, patients in this trial demonstrated a higher survival rate compared to that seen in earlier trials.

Kadian Capsules for Cancer Pain

In July 2004, we entered into a three-year promotion agreement for Kadian capsules, a sustained release formulation of morphine, with Alpharma, Inc. Under the terms of this promotion agreement, we promote Kadian capsules in the United States to oncology health care professionals for moderate to severe pain associated with cancer. We began promoting Kadian capsules to oncologists in September of 2004. Kadian capsules continue to be marketed by Alpharma to pain specialists in the United States, other than oncology health care professionals.

Products Under Development

Dacogen Injection Overview

In September 2004, we obtained exclusive worldwide rights to the development, commercialization, manufacturing and distribution of Dacogen (decitabine) injection for all indications from SuperGen, Inc. Dacogen injection is an investigational anti-cancer therapeutic which is currently in development for the treatment of patients with myelodysplastic syndrome, or MDS. Dacogen injection regulatory applications for the treatment of MDS are being reviewed for marketing approval by the FDA in the United States and the EMEA in Europe. A pivotal phase 3 trial and two supporting phase 2 trials for the MDS indication form the clinical basis of these applications. The FDA has established September 1, 2005 as the Prescription Drug User Fee Act, or PDUFA, action goal date for the NDA. SuperGen will, with our assistance, continue to pursue these MDS regulatory applications and all MDS responsibilities will transition to us by the end of 2005. We have assumed responsibility for development of all other indications for Dacogen injection.

The anticancer activity of Dacogen injection is due to both inhibition of cell growth, or cytotoxicity, which is observed at higher doses and decreasing methylation of deoxyribonucleic acid, or DNA, which is predominately observed at lower doses. Decreasing DNA methylation, or hypomethylation, is a relatively new approach to cancer treatment. Excess DNA methylation has been implicated as a fundamental factor in the development of cancers. Researchers have determined that an increase in specific methylation of DNA can result in blocking the expression of genes, such as tumor suppressor genes. In clinical trials, researchers have demonstrated that Dacogen injection can reverse the methylation of DNA, potentially leading to re-expression of tumor suppressor genes. In clinical trials, Dacogen injection has demonstrated activity in MDS, acute myeloid leukemia, or AML, and chronic myeloid leukemia, or CML. Preclinical data suggest that Dacogen injection may be effective in the treatment of solid tumor cancers where DNA methylation status is believed to be important, such as melanoma, colon and ovarian cancer.

Myelodysplastic Syndrome

MDS is a bone marrow disorder characterized by bone marrow production of abnormally functioning, immature blood cells. According to the American Cancer Society and the Aplastic Anemia and MDS International Foundation, approximately 10,000 to 30,000 new cases of MDS are diagnosed each year in the United States, although it is difficult to accurately determine the incidence because MDS is not recorded by the national tumor registry in the United States. In the majority of afflicted patients, MDS results in death from bleeding and infection. In approximately 30 percent of patients, MDS will convert to acute myeloid leukemia or AML, a disease with a high mortality rate.

In multiple Phase 2 trials in Europe, Dacogen injection demonstrated activity for treating patients with MDS. Based on positive results from these European Phase 2 trials, a randomized Phase 3 study was conducted at over 22 cancer centers in North America that compared Dacogen injection plus best supportive care treatment to supportive care treatment alone in a total of 170 MDS patients. Best supportive care involved treatment with antibiotics, blood growth factors and blood transfusions. Dacogen injection was administered intravenously over three hours at a dose of 15 milligrams for each square meter of body surface area, every eight hours for three consecutive days. The co-primary endpoints of the trial were overall response rate, or the sum of the percent of patients experiencing complete and partial responses, as defined by the International Working Group, or IWG, criteria and time to AML diagnosis or death. Secondary endpoints included duration of response, cytogenetic response rate, transfusion requirements, quality of life, survival, and safety. An independent review of bone marrow and response data was conducted. In December 2004 at the American Society of Hematology, or ASH, Annual Meeting, data from the phase 3 trial were presented. The overall response rate (complete responses plus partial responses) as defined by intent to treat criteria, or ITT, for patients treated with Dacogen injection following independent and blinded review, was 17 percent with a median response duration of 266 days, compared to zero percent in the patients receiving only supportive care treatment. This overall response rate is statistically significant. Median time to AML diagnosis or death was 340 days for the Dacogen injection treatment arm compared to 219 days for patients who received only supportive care. All patients who responded to Dacogen injection treatment became or remained transfusion independent and had higher quality of life scores for several parameters, including improvement of global health status, physical functioning, fatigue, and shortness of breath. The primary toxicity associated with Dacogen injection treatment was suppression of bone marrow production of blood cells, or myelosuppression, including suppressed production of white blood cells, or neutropenia, blood clotting cells, or thrombocytopenia, and red blood cells, or anemia. The results from this phase 3 trial are consistent with those from the phase 2 trials and confirm activity of Dacogen injection for MDS.

Also presented at the December 2004 ASH Annual Meeting were interim results of a trial designed to compare three different dosing regimens for Dacogen injection. MDS patients in this trial were randomized to receive one of three Dacogen injection regimens every four to six weeks. Of the 51 patients who had data available for evaluation at the time of the interim analysis, the overall response rate was 43 percent; including a 35 percent complete response rate and an 8 percent partial response rate. Adverse events were primarily a result of myelosuppression and included fever (7 percent) and infection (12 percent). These data support the hypothesis that these alternative Dacogen injection regimens are active in treating MDS patients and may offer dose scheduling flexibility.

The phase 3 trial was designed to support regulatory approval of Dacogen injection for the treatment of patients with MDS. Dacogen injection received orphan drug designation for MDS in the United States and Europe, which may provide us with seven years of marketing exclusivity in the United States and ten years marketing exclusivity in Europe, if Dacogen injection is approved for treatment of MDS by the respective regulatory authorities. However, the regulatory approval processes may take a significant amount of time and Dacogen injection may not be approved.

In May 2004, azacitidine was approved by the FDA as the first drug to be approved for the treatment of MDS. If Dacogen injection is also approved for treatment of MDS, it will compete directly with azacitidine. Sales of azacitidine began on July 1, 2004 and totaled $47 million during 2004.

Other Potential Indications

Beyond the activity of Dacogen injection for MDS, we believe phase 1 and 2 trials demonstrate that Dacogen injection may be active in a variety of other hematological malignancies such as AML and CML. We expect to begin a phase 3 trial of Dacogen injection in AML patients in the first half of 2005 and we are currently conducting a multi-center phase 2 trial with Dacogen injection for the treatment of refractory CML in patients who have failed previous front-line therapy. Phase 1 results also suggest that Dacogen injection may be useful for treatment of non-malignant diseases such as sickle cell anemia, for which we are supplying Dacogen injection to investigators for their phase 2 clinical trials in this area of study. Dacogen received orphan drug designation from the FDA for sickle cell anemia in September 2002, which may provide seven years of marketing exclusivity in the United States if Dacogen injection is approved by the FDA for the treatment of sickle cell anemia. Further, the Dacogen injection clinical and scientific program is the subject of a Clinical Research and Development Agreement, or CRADA, with the National Cancer Institute, or NCI. Pursuant to the CRADA, we will supply Dacogen injection for pre-clinical and clinical trials that will be managed by the NCI and that will focus primarily on the treatment of solid tumors.

Saforis™ Oral Suspension Overview

Saforis™ oral suspension is a late-stage, novel, proprietary oral formulation of L-glutamine, an amino acid which is critical to the repair of cellular damage. In multiple clinical trials, Saforis oral suspension decreased the duration and/or severity of chemotherapy-induced inflammation of the tissues lining the mouth, or oral mucositis. Additionally, Saforis oral suspension reduced the healing time of oral mucositis, reduced patients’ requirements for analgesics to treat pain due to oral mucositis, improved patients’ ability to swallow, thereby improving nutrition and improved patients’ overall quality of life. In 2004, a phase 3 trial of Saforis oral suspension was completed in 326 randomized patients and it met its primary clinical objective of clinically significant reduction of oral mucositis in patients receiving Saforis oral suspension compared to those patients receiving the placebo. A second phase 3 trial is planned to begin in 2005. Our goal is for Saforis oral suspension to be the first product marketed in the United States for the prevention and treatment of chemotherapy-induced oral mucositis. Saforis received Fast Track Designation from the Food and Drug Administration in 2002, which is designed to facilitate the development and expedite the review of applications of drugs that are intended to treat serious or life-threatening conditions and demonstrate the potential to address an unmet medical need for such a condition.

Oral Mucositis

Oral mucositis is one of the most common dose-limiting toxicities of cancer chemotherapy and radiotherapy. The incidence of oral mucositis in patients receiving chemotherapy ranges from 15 percent in those patients receiving standard chemotherapy doses to 76 percent in patients receiving high chemotherapy doses related to bone marrow transplantation, or BMT. In addition, virtually all patients experience oral mucositis following radiotherapy of the head and neck region.

Oral mucositis usually occurs within 5 to 7 days after the administration of chemotherapy or radiotherapy, and can last for 2 to 3 weeks, or longer in patients with below-normal numbers of white blood cells. As mucositis becomes more severe, breaks in the tissue surface, or ulcers, develop. These ulcers may be extremely painful; may temporarily interfere with oral intake and nutrition; may reduce the patient’s quality of life; and may result in serious clinical complications, including systemic infection. Severe oral mucositis with extensive ulceration may require hospitalization and direct into the bloodstream, or intravenous, administration of narcotics for pain management and supplements for nutrition. Further, oral mucositis frequently leads to dose reductions in subsequent chemotherapy cycles, and the pain of mucositis may discourage patients from continuing cancer treatment.

L-glutamine

L-glutamine has multiple functions in the human body, including enabling the transfer of nitrogen between tissues and regulation of protein synthesis. L-glutamine is a conditionally essential amino acid, because it is critical in times of serious illness when tissue repair is necessary or during times of high levels of cell replication. When such increased demands occur, the requirements for L-glutamine can exceed the body’s ability to produce sufficient amounts and intake of L-glutamine is needed to maintain normal plasma concentrations.

The rapidly dividing cells of tissues lining the mouth cavity, or oral mucosa, use L-glutamine not only as the primary fuel for cell replication, but also as the nitrogen source for cellular repair. Thus, the availability of L-glutamine becomes critical when these tissues have been injured as a result of chemotherapy or radiotherapy.

When L-glutamine is taken orally, it does not readily dissolve and it is quickly converted into an ineffective molecule. Both topical delivery to the oral mucosa or swallowing of L-glutamine has previously been limited by these factors and by widespread metabolism throughout the body. Even when administered intravenously, this widespread metabolism may limit the L-glutamine available within the oral mucosa.

Saforis oral suspension, with its proprietary delivery system, delivers 100 times more L-glutamine into mucosal epithelial cells compared to L-glutamine without this proprietary delivery system. The availability of adequate L-glutamine should allow damaged cells to regain normal function after injury, regulate and support protein synthesis, and provide critical metabolic energy and nitrogen that can optimize growth rates of replicating cells in rebuilding tissues.

ZYC101a Overview

The goal of treatment with ZYC101a is to enhance the natural immune response of a patient infected with human papilloma virus, or HPV, by allowing the immune process to produce a substance that is seen as foreign, an HPV antigen, which results in a heightened immune system response to HPV in the patient. The enhanced immune response, in the form of activated cells is expected to recognize and heal the patient’s abnormal growth of cervical tissue, or cervical dysplasia. ZYC101a is a circular form of double-strand DNA that can exist outside the nucleus of a cell, or plasmid DNA, contained within biodegradable poly (lactide-co-glycolide), or PLG, microparticles. This microencapsulation-based formulation of ZYC101a facilitates uptake of plasmid DNA by certain antigen-presenting cells, or APCs. Once internalized by an APC, the plasmid DNA is used to produce a protein, fragments of which attach to carrier molecules. This complex migrates to the surface of the APC and is recognized by T cells specific for HPV. These T cells, representing an enhanced immune response, migrate to the cervix and eliminate the HPV positive disease causing cells, thereby enabling the patient to heal.

We are currently developing ZYC101a as a treatment for young women with high-grade cervical dysplasia. A phase 2, multicenter, randomized placebo controlled trial of 161 women with high-grade cervical dysplasia was conducted in the United States and Europe. Patients enrolled in this phase 2 trial received an intramuscular injection of ZYC101a every three weeks for a total of three doses. ZYC101a was shown to be safe and well tolerated. In a prospectively defined cohort of patients under 25 years of age, the drug promoted resolution of high-grade dysplasia in 70 percent of patients, versus 23 percent in the placebo arm. In all patients, resolution was 43 percent for patients on drug and 27 percent for patients on placebo. In other open label trials, the drug was found to be safe and well-tolerated and disease resolution was observed in a high percentage of young patients. The most frequently observed adverse event in these trials was mild to moderate injection site pain, which was manageable with ibuprofen or acetaminophen. A phase 3 trial to further assess the safety and efficacy of ZYC101a will begin in 2005 and is being designed to become a key part of a submission for seeking marketing approval.

Human Papilloma Virus and Cervical Dysplasia Overview

Human papilloma virus, or HPV, refers to a group of viruses that includes more than 100 different strains or types. More than 30 of these viruses are sexually transmitted and can infect the genital area. The areas include the skin of the penis, vulva, or anus, and the lining of the vagina, cervix, and rectum. Most people who become infected with HPV will not have any symptoms, and the infection will resolve on its own. In the United States, approximately 20 million people are currently infected with HPV. At least 50 percent of sexually active men and women acquire genital HPV infection at some point in their lives. It is estimated that as many as 70 percent of women have had HPV or are currently infected by HPV and that by age 30, at least 80 percent will have acquired genital HPV infection. HPV is the cause of cervical dysplasia.

The three types of cervical dysplasia (also called cervical intraepithelial neoplasia, or CIN) are mild, or CIN 1, moderate, or CIN 2, and severe, or CIN 3. Mild dysplasia is by far the most common type. Mild dysplasia is not considered to be a true pre-cancerous disease by many experts, because in about 70 percent of cases the abnormal cervical tissue reverts to normal tissue over time without any specific medical intervention. However, in a subset of women, mild dysplasia can progress to a more serious disease. Often, moderate and severe types of cervical dysplasia, or CIN 2/3, are grouped together and called high-grade cervical dysplasia.

A diagnosis of CIN 2/3 is based upon cellular changes, or transformation, that leads to sufficiently abnormal cervical cell replication and the generation of a cervical lesion that is deemed a pre-cancerous condition. This diagnosis requires that women be treated to eliminate the lesion and the causative transformed cells, which have the potential to develop into cervical cancer over a long period of time. CIN 2/3 lesions are generally treated by a surgical excision procedure called the loop electrocautery excisional procedure, or LEEP. This surgical and other CIN 2/3 treatments are associated with efficacy rates of 70 percent to 90 percent. However, these procedures are invasive and can cause a number of short-term and long-term side effects. LEEP places women at risk because it is a surgical procedure and can result in complications such as bleeding, a narrowing of the cervical opening, cervical incompetence, loss of mucous glands, and secondary infertility.

ZYC300

Our second immunotherapy compound in clinical development is ZYC300. ZYC300, an encapsulated plasmid encoding a commonly expressed tumor antigen, has completed a phase 1/2a trial in 17 patients with late stage metastatic hematological and solid tumors. The enzyme cytochrome P450 1B1, or CYP1B1, is encoded by the ZYC300 plasmid. Data from this trial were selected for oral presentation at the American Society of Clinical Oncology, or ASCO, 2003 Annual Meeting and demonstrated that ZYC300 was well tolerated and biologically active. During 2005, we intend to advance ZYC300 into a clinical trial in patients with solid tumors.

The Immune System and ZYC300

Recent studies, in both human and animal systems, have provided compelling evidence that the immune system can be activated to specifically recognize human tumor cells and kill them. Most attention has focused on thymus-derived cells, or T cells, as the principal cause of anti-tumor immunity especially in light of findings that tumor-derived proteins function as tumor-associated antigens, or TAA, and targets for T cells. The demonstration that TAA-specific immune responses can lead to tumor regression has been borne out extensively in animal models and data from clinical trials suggest that this approach is safe, feasible, and potentially effective in humans. Until recently, clinical efforts have been somewhat limited, in part because most tumor antigens are restricted in expression to one or a few tumor types and to a fraction of subjects with these types of tumors. CYP1B1, the enzyme encoded in the ZYC300 plasmid, is widely expressed in human cancer but rarely in normal tissues. Administration of ZYC300 in preclinical studies resulted in anti-tumor T cell responses and results from preclinical toxicity studies warranted clinical development.

A phase 1/2a clinical trial in 17 subjects with advanced malignancies who had failed prior cancer treatments was conducted to test the safety, bioactivity and clinical activity of ZYC300. Each patient was administered ZYC300 intramuscularly every other week for the target number of at least 6 but not more than 12 doses at a fixed dose level. From a safety perspective, ZYC300 was well tolerated. With the exception of a single subject who experienced abscesses at the injection site, no systemic or local toxicity was considered related to treatment with ZYC300, and only mild to moderate localized injection site reactions were observed. From a bioactivity perspective, despite their advanced cancer stage and history of prior chemotherapy treatment, most patients were determined to have an immune response to ZYC300. Increased levels of CYP1B1, or biologic responses, were observed in 46 percent of 13 patients who received more than 6 doses and in 80 percent of the 5 patients receiving 12 doses of ZYC300. From a clinical activity perspective, 3 patients had stable disease following their last dose of ZYC300 and all other patients had progressive disease. Each of the 3 patients who had disease stabilization was an immune responder. Clinical response to subsequent chemotherapy was remarkable with all 6 patients who earlier had demonstrated a biologic response to ZYC300 showing clinical benefit and exhibited durable clinical responses, including 1 complete response that lasted more than twelve months. None of the non-biologic responders benefited from subsequent chemotherapy. In summary, the data support proceeding with additional clinical development of ZYC300.

Aloxi Injection for the Prevention of Post Operative Nausea and Vomiting (“PONV”)

Aloxi (palonosetron hydrochloride) injection is a potent, highly selective serotonin subtype 3, or 5-HT3, receptor antagonist differentiated by its strong receptor binding affinity and extended half-life and has already been approved for the prevention of chemotherapy-induced nausea and vomiting. We are working with Helsinn Healthcare, the licensor of palonosetron hydrochloride, to design phase 3 programs with a goal to seek FDA approval of Aloxi injection for the prevention of post operative nausea and vomiting, or PONV. A special protocol assessment process, or SPA, is being discussed with the FDA and phase 3 trials are expected to begin during 2005.

Post operative nausea and vomiting, or PONV, is a common consequence of anesthetic and surgical procedures. Patients undergoing abdominal, gynecological, ear, nose and throat, cardiovascular, and eye surgery are at the highest risk for PONV. If not prevented, PONV can delay discharge from the medical facility, cause hospital re-admissions and increase healthcare costs for patients who undergo surgery. Approximately 30 million doses of 5-HT3 receptor antagonists are used annually for prevention of PONV in the United States, with sales of approximately $400 million.

Irofulven for Chemotherapy Treatment of Cancer

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

Mechanism of action studies have indicated that irofulven is rapidly taken up by sensitive tumor cell types where it reacts with tumor cell DNA and protein targets in a novel manner, producing rapid inhibition of DNA synthesis and DNA lesions that are difficult for the tumor cell to repair. The initiation of DNA damage by irofulven begins a tumor selective cascade of cellular events that ultimately causes cell death, or apoptosis. Clinical trials will determine whether the differential effect of irofulven on tumor cells compared to healthy cells translates into important clinical benefit. We further believe that irofulven could be the first of a series of acylfulvene analogs that merit development as cancer therapies.

We believe irofulven has a unique mechanism of action that makes it well suited for study in refractory patient populations and in combination with other cancer therapies. Preclinical data and clinical data demonstrate irofulven’s activity against tumors that are known to be resistant to other therapies. Preclinical studies have also demonstrated the additive or synergistic effect of irofulven with a number of marketed cancer therapies. To date, irofulven has demonstrated a side effect profile relative to certain marketed cancer therapies, which we believe enhances the prospect of irofulven combining well with these cancer therapies. Therefore, we believe that pursuing development paths in refractory cancers and in combination with other cancer therapies is warranted. Preclinical toxicology studies in rats and dogs and initial clinical data from the dosing of over 1,000 cancer patients with irofulven have demonstrated that irofulven is adequately tolerated as a chemotherapeutic compound and its side effects are reversible. The primary dose-limiting side effect has been bone marrow suppression, usually observed as decreased blood platelet or white cell counts. Other drug-related side effects have been nausea, vomiting, visual disturbances and fatigue. Bone marrow suppression has been controlled through dose adjustments or treatment delays to allow recovery of platelet or white cell counts. Nausea and vomiting are prophylactically controlled with standard, currently available treatments. Visual disturbances and fatigue are managed by dose adjustments and are reversible after discontinuation of treatment.

To obtain marketing approval for irofulven in the United States, pivotal registration trials would need to be successfully completed and submitted to the FDA. Phase 3 trials typically use survival as the primary endpoint, compared to a randomly determined control group and have a higher number of enrolled patients than in earlier phases.

Irofulven Single Agent Trials

We conducted single agent phase 1 dose-ranging trials using daily and intermittent weekly administration of irofulven to determine recommended dose amounts for subsequent trials. Late-stage cancer patients who were refractory to other chemotherapies enrolled in these trials and clinical activity was demonstrated in addition to determining dose amount and schedule for subsequent trials. Based on these results we tested irofulven in a variety of phase 2 solid tumor trials. We chose to investigate prostate, liver, ovary and pancreas because:

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

Irofulven Combination Trials

We believe that an advantage of combination therapy is the potential to achieve enhanced anti-cancer benefit with an acceptable side effect profile compared to either agent used alone. Because irofulven has a unique mechanism of action, retains activity against tumors that are known to be resistant to other cancer therapies and in preclinical trials demonstrated additive or synergistic effects in combination with a number of marketed chemotherapies, we are conducting drug combination trials with irofulven. The first clinical step in exploring combination therapy is to conduct phase 1, dose-ranging trials to determine the maximum tolerated dose of both drugs together. We have completed phase 1 trials of irofulven in combination with each of irinotecan, cisplatin, and capecitabine. Phase 1 trials of irofulven are ongoing in combination with gemcitabine, docetaxel and oxaliplatin. Phase 2 trials of irofulven in combination with other chemotherapies are described in the following summary by type of cancer.

Summaries by Type of Cancer

Hormone Refractory Prostate Cancer

Throughout phase 1 and 2 monotherapy and combination therapy trials, consistent evidence of clinical activity in hormone refractory prostate cancer, or HRPC, has been reported, including activity in patients previously treated with other chemotherapies. Phase 2 data presented at the American Society of Clinical Oncology (ASCO) Annual Meeting in 2003 indicated that irofulven in combination with prednisone, a steroid, induced decreases of more than 50 percent in prostate specific antigen (PSA) levels in 25 percent of evaluable patients and disease stabilization in 86 percent of patients evaluable for objective tumor response. PSA is a blood marker used by clinicians for treatment decisions. Activity has also been shown in prostate cancer patients treated with irofulven plus the marketed chemotherapies capecitabine or cisplatin in phase 1 trials. Following comprehensive analysis of our available data, we initiated a phase 2, multi-arm, randomized combination trial of irofulven in combination with capecitabine either with or without prednisone in HRPC patients previously treated with docetaxel. Most HRPC patients in the United States who are receiving chemotherapy are treated with docetaxel, and we believe significant unmet need exists among prostate cancer patients who have failed hormone therapy and who have progressed on docetaxel.

Liver Cancer

In Phase 2 trials we evaluated irofulven in patients with liver cancer using alternative dosing schedules. Objective partial responses and sustained disease stabilization were demonstrated in these trials. We are continuing a phase 2 trial of irofulven in combination with irinotecan in patients with liver cancer. In a phase 1 trial of irofulven administered in combination with capecitabine to patients with a variety of different solid tumors, objective partial responses and sustained disease stabilization were demonstrated in patients with advanced thyroid cancer. Based on this activity, a phase 2 trial has been initiated to evaluate the safety and efficacy of irofulven in combination with capecitabine in patients with advanced thyroid cancer.

Ovarian Cancer

Phase 2 trials have been conducted by us and the National Cancer Institute, or NCI, to evaluate alternative dosing schedules. Objective responses were demonstrated in these trials. An NCI trial is ongoing with irofulven in advanced ovarian cancer patients.

Pancreatic Cancer

Our initial pivotal registration trial of irofulven was for the treatment of refractory pancreatic cancer. In February 2001, we began a pivotal phase 3 trial of irofulven for treating refractory pancreatic cancer patients. Initiation of this trial was based on phase 2 results in pancreatic cancer patients, improved acute tolerance with every-other-week dosing of irofulven seen in the dose optimization trial, and discussions with the FDA and our panel of outside oncology experts. This phase 3 trial was a randomized, multi-center, international trial in advanced-stage pancreatic cancer patients whose disease progressed after treatment with gemcitabine, the current standard-of-care treatment. The primary endpoint was overall survival times following treatment with irofulven compared to continuous infusion 5-fluorouracil, or 5-FU. Two patients were randomized into the irofulven treatment arm for every patient enrolled in the 5-FU control arm. In April 2002, we stopped enrollment in this phase 3 clinical trial of irofulven for gemcitabine-refractory pancreatic cancer patients. Despite evidence of irofulven activity, preliminary analysis of the phase 3 data by an independent Data and Safety Monitoring Board, or DSMB, indicated that the comparator agent 5-FU demonstrated a greater than expected survival benefit, making it statistically improbable that the final trial results could achieve our planned objectives for the trial. For this reason, we will no longer pursue this specific indication for irofulven monotherapy in gemcitabine-refractory pancreatic cancer.

NCI Clinical Trials

Under a Clinical Trials Agreement, the National Cancer Institute, or NCI, is sponsoring and overseeing, at its own expense, a clinical trials program using irofulven in its network of designated cancer centers and other institutions. We have agreed to provide drug product for these trials and will have access to any resulting data. We intend to utilize the results from NCI-sponsored trials to further characterize the safety of irofulven as well as evaluate the potential of irofulven in additional refractory solid tumor types. The NCI has sponsored 14 trials of irofulven in a range of solid tumor cancers and leukemias and two trials are ongoing.

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

MG98 and Small Molecule DNA Methyltransferase Inhibitor Programs

In August 2000, as part of our strategy to expand our portfolio of marketed and development stage anti-cancer products, we entered into an exclusive license, research and development agreement with MethylGene Inc., or MethylGene, for North America rights to its proprietary anti-cancer product candidate MG98 and MethylGene’s DNA methyltransferase small molecule inhibitor program. Included within our license rights is a United States patent on a method for reversing the tumor-causing state of a cell by administering an agent that corrects an aberrant methylation pattern in the DNA of the cell. In amendments to the License Agreement, MethylGene acknowledged full satisfaction of our then current payment obligations and suspended further payment obligations by us pending completion by MethylGene of a planned clinical trial with MG98. Rights to the small molecule inhibitor program have reverted back to MethylGene. If we resume MG98 development, our financial responsibilities related to MG98 under the License Agreement would also resume.

Sales and Marketing

We believe that for successful commercialization of our products, commercial development involvement must begin from the moment we identify a product candidate for possible acquisition and development. In this manner, factors that are important throughout the entire life cycle of a product can be appropriately managed. From initial sales forecasting, to market research, to brand strategy, to advocate development, our commercial development function prepares our product candidates for transition to our product marketing group. Our marketing group is responsible for additional market research, brand strategy and tactics, marketing programs, design and production of promotional materials and analysis of market performance. We use a variety of marketing programs to reach our targeted audiences, including distribution of product-specific brochures in face-to-face meetings and direct mailings, exhibits at select medical meetings and journal advertising. We have a 50-person in-house marketing, manufacturing, commercial management and commercial support staff who support our commercial activities.

We currently promote our products in the United States directly to oncologists using our 112-person oncology-focused sales organization. This includes 85 sales representatives, 9 regional sales directors, 2 national directors and 16 account management or reimbursement specialists, with an average tenure of pharmaceutical experience of more than 15 years. This sales organization actively promotes our products in both clinical and hospital settings to approximately 10,000 physicians plus affiliated health care professionals. Specifically, these promotion activities are directed to medical, hematologic, and gynecologic oncologists, plus associated nurses, pharmacists, practice managers and support staff. As is common in the pharmaceutical industry, our domestic product sales are made to pharmaceutical wholesalers, including specialty oncology distributors, for further distribution to the ultimate consumers of our products. In 2003, we expanded the sales organization in preparation for the commercial launch of Aloxi injection.

We use international collaborations to commercialize our products outside the United States. We currently have agreements with Novartis Pharma AG (formerly CIBA Vision AG), Kissei Pharmaceutical Co., Ltd. and Pfizer Inc. (formerly The Upjohn Company) to develop and commercialize Salagen Tablets for the European, Japanese and Canadian markets, respectively. Under these agreements, we receive payments based on development milestones and/or product sales in the pertinent territory. We also have distribution agreements for Salagen Tablets in Israel, Korea, Singapore, Taiwan, Hong Kong, Colombia, Thailand, and Malaysia. We receive payments based upon product sales to these distributors.

Research and Development

We maintain active drug development programs for our product candidates and commercialized products. Current drug development efforts are primarily focused on Dacogen injection, ZYC101a, Saforis oral suspension, irofulven and Aloxi products. Licensing development milestone payments are recognized as research and development expense. We also participate in post-marketing trials to support the continued commercialization of our marketed products. We seek product candidate acquisitions in order to expand our development pipeline. As of February 2005, we employed 86 persons in research and development, regulatory affairs and product formulation.

We have incurred significant research and development costs in the past and believe that substantial capital resources will be required to support current and future development programs. We spent approximately $62.6 million in 2004, $50.1 million in 2003, and $32.2 million in 2002 on research and development. In recent years, 44 to 62 percent of our research and development expense was attributable to license payments. Approximately 73 percent of our research and development expense in 2004 was attributable to third party services, license fees or FDA user fees. Funding for research and development is expected to come from internally generated funds, joint ventures, strategic alliances or other sources of capital, including equity or debt offerings.

Successful drug development requires a broad spectrum of scientific, clinical and product development expertise. As part of our strategy, we generally do not directly conduct basic research or traditional drug discovery activities because we primarily intend to acquire rights to product candidates that are in the human clinical stage of development. This approach substantially reduces our research risk due to product failure and minimizes our direct investment in discovery research laboratories and personnel.

We manage our human clinical development of product candidates by selectively outsourcing certain activities. We have in-house clinical, product development, data management, biostatistics, medical writing and regulatory capabilities, which allows us to direct product formulation, manage clinical trials, monitor adverse drug experience reporting, and file new drug applications with regulatory bodies. We outsource other development activities, such as laboratory projects, conduct of preclinical studies, production of clinical supplies and certain aspects of clinical trial conduct. We expect to continue to contract with third parties until it is necessary and economical to add these capabilities internally.

International Alliances

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

Dainippon Pharmaceutical Co., Ltd.

During 1995, we entered into a cooperative development and commercialization agreement with Dainippon, whereby we granted Dainippon an exclusive license to develop and commercialize acylfulvenes, including irofulven, in Japan. Dainippon granted us an irrevocable, exclusive, royalty-free license allowing us to use any technology or data developed by Dainippon relating to the acylfulvenes. Dainippon and MGI agreed in the first quarter of 2003 to terminate this agreement effective August 2003. Under the agreement, Dainippon paid initial and continuing quarterly milestone payments totaling $11.1 million through April 2000. From April 2000 through January 2002, $4.3 million in deposit payments were received from Dainippon, which we repaid to Dainippon in August 2003. Since we had no obligations to Dainippon after termination, we amortized $7.1 million of deferred revenue into licensing revenue during 2003 related to the previously received non-refundable payments, of which $6.9 million was recognized in the third quarter of 2003.

Pfizer Inc. (formerly The Upjohn Company)

In November 1994, we entered into a license agreement with Pfizer Inc., or Pfizer, under which we granted to Pfizer an exclusive, royalty-bearing license to develop and commercialize Salagen Tablets in Canada. Pfizer granted to us an irrevocable, non-exclusive, royalty-free license allowing us to use any technology or data developed by Pfizer relating to Salagen Tablets. Pfizer paid us an initial license fee of $75,000 upon execution of the agreement and agreed to pay us royalties equal to a percentage of net sales revenues, subject to annual minimum requirements. In addition, we simultaneously entered into a supply agreement with Pfizer under which we agree to supply Pfizer’s requirement of the product until the termination of the License Agreement with Pfizer. Either party may terminate the agreement upon one-year prior written notice. We further agreed to pay Pfizer a declining portion of Salagen Tablet net sales in Canada if we sell Salagen Tablets in Canada during the first or second year following termination of the agreement.

Novartis Pharma AG (formerly CIBA Vision AG)

In April 2000, we entered into a license agreement with Novartis Pharma AG, or Novartis, under which we granted Novartis an exclusive, royalty-bearing license to develop and commercialize Salagen Tablets in Europe, Russia and certain other countries. Novartis granted to us an irrevocable, non-exclusive, royalty-free license allowing us to use any technology or data developed by Novartis relating to Salagen Tablets. Simultaneous with this agreement, the previous agreements with Chiron B.V. for Salagen Tablet rights in Europe were terminated. Novartis paid us $1.5 million of net license fees upon completion of transfer activities. Additional milestone payments may be received if specified sales targets are achieved. Further, Novartis agreed to pay us royalties equal to a percentage of net sales revenues. Unless earlier terminated by the parties, the term of the agreement is for 12 years and may be extended for additional two-year periods. In addition, we simultaneously entered into a supply agreement with Novartis under which we agree to supply Novartis’ requirement of Salagen Tablets until the termination of the license agreement with Novartis.

Technology In-licensing Agreements

Acylfulvenes, Including Irofulven

In August 1993, we entered into an exclusive license agreement with the Regents of the University of California. Under the agreement, the university granted to us an exclusive, worldwide, royalty-bearing license for the commercial development, manufacture, use and sale of acylfulvene analogs, methods of synthesizing acylfulvene analogs and methods of treating tumors using acylfulvene analogs. We have been developing irofulven under this license. We paid the university an initial license fee upon execution of the agreement and agreed to pay license maintenance fees on each anniversary of the execution of the agreement until we submit the first NDA relating to the analogs to the FDA. In addition, we make development milestone payments prior to commercialization of the product. We have also agreed to pay royalties on net sales revenues, subject to annual minimum requirements. Through December 31, 2004, we have made approximately $900,000 in cash payments to the university under this agreement. Unless earlier terminated by the parties, the term of the agreement extends until the later of: (a) the expiration of the last-to-expire patent we have licensed; or (b) ten years from the date of the first commercial sale of products developed from the acylfulvene analogs.

MG98 and Other DNA Methyltransferase Inhibitors

In August 2000, we entered into a license, research and development agreement with MethylGene Inc., or MethylGene, for two anti-cancer product programs. Under the agreement, MethylGene granted to us an exclusive, royalty-bearing license to develop and commercialize MG98 in North America for all therapeutic indications. The agreement also included similar rights to small molecule DNA methyltransferase inhibitors for oncology and rheumatology indications. In exchange for the licenses, we agreed to:

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

In subsequent amendments to the License Agreement, MethylGene acknowledged full satisfaction of our then current payment obligations and suspended further payment obligations by us pending completion by MethylGene of a planned clinical trial with MG98. Rights to the small molecule inhibitor program have reverted back to MethylGene. If we resume development of MG98, our financial responsibilities related to MG98 under the License Agreement would also resume.

Aloxi Products

In April 2001, we obtained from Helsinn Healthcare SA (“Helsinn”) the exclusive oncology license and distribution rights for Aloxi injection in the United States and Canada. Aloxi injection is a differentiated 5-HT3 receptor antagonist for the prevention of chemotherapy-induced nausea and vomiting. Under the terms of the agreement, we have made an aggregate of $38 million in license initiation and milestone payments as of December 31, 2004. We have also agreed to pay royalties and supply fees based on net sales revenues.

We expanded our agreement with Helsinn in November 2003 to include rights for the post operative nausea and vomiting (PONV) application of Aloxi injection and an oral Aloxi formulation and extended the term through December 31, 2015. Under the terms of the expanded agreement, we have made an aggregate of $25.0 million in initial and milestone payments as of December 31, 2004. We expect to make additional payments totaling $22.5 million over the course of the next several years upon achievement of certain development milestones including the approvals of Aloxi injection for prevention of PONV and an oral Aloxi formulation in the United States. We will also pay royalties and product supply fees based upon net sales. Helsinn will continue to fund and conduct all development of Aloxi products for the new applications and will supply finished product for commercialization.

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

Hexalen Product Purchase Agreement

In November 2000, we purchased certain assets and assumed certain liabilities related to the Hexalen (altretamine) capsules business from MedImmune (Oncology), Inc. Hexalen capsules are an orally administered anticancer drug that is approved for treatment of ovarian cancer in patients with persistent or recurrent disease following first-line therapy with a cisplatin and/or alkylating agent-based combination chemotherapy in the United States and a number of other countries. We purchased worldwide rights subject to existing distribution agreements for territories outside the United States. The purchase price of $7.2 million has been fully paid and royalties are due on net sales or distribution margins.

Distribution Agreements

We entered into distribution agreements granting a license to the following exclusive, independent distributors to promote and distribute Salagen Tablets in the designated territories:

•	Megapharm Ltd. (Israel)—expires April 7, 2006;

•	Hyundai Pharmaceutical Co., Ltd. (South Korea)—expires February 26, 2006;

•	Pharmaforte Singapore Pte. Ltd. (Singapore)—expires September 28, 2007;

•	Jacobson Medical (HK) Ltd. (Hong Kong SAR and Macao SAR) – expires December 2, 2008, with one renewal for an additional two year period;

•	Universal Integrated Corp. (Taiwan)—expires September 12, 2007 with an additional three year extension;

•	EuroEtika Ltda. (Colombia)—expires July 17, 2006 subject to renewal for an additional two year period;

•	American Taiwan Biopharm Co. Ltd. (Thailand)—expires five years after receipt of all regulatory approvals in Thailand with an additional two year extension; and

•	Primal Healthcare & Beauty Pte. Ltd. (Malaysia)—expires five years after receipt of all regulatory approvals in Malaysia with an additional two-year extension.

We have distribution agreements granting a license to promote and distribute Hexalen capsules in designated territories.

•	Teva Pharmaceutical Industries, Ltd. – Teva International Pharmaceutical Division – various countries in Eastern Europe, South America and Africa – expires on a country-by-country basis on the earlier of the 10-year anniversary of the effective date of registration or the six-year anniversary of the date of first sale. Automatically extends for 1-year terms unless terminated;

•	Teva Pharmaceutical Industries Ltd. – Israel – license to manufacture for use in Israel or for packaging and sale of imported drug product in Israel or for distribution by Teva International Pharmaceutical Division, expires the earlier of 10th anniversary of launch date or December 26, 2006. Automatically extends for 1-year terms unless terminated prior to termination of current term;

•	Taiwan Tung Yang Chemical Ind. Co., Ltd. (“TTY”) (Taiwan, Malaysia, Thailand, The Philippines) – expires January 6, 2009 with additional one-year terms. Distribution in Thailand is by TTY’s nominee, American Taiwan Biopharm Co., Ltd., whose distribution agreement expires five years after receipt of all (pending) approvals with an additional two-year renewal period;

•	Myung Ji Pharmaceutical Trading Co., Ltd. (South Korea)—expires July 26, 2009 with additional one year renewal periods;

•	Swedish Orphan AB (Sweden, Norway, Denmark; Finland, Iceland)—indefinite term subject to written notice;

•	Mayne Pharma Pty. Ltd. (Australia and New Zealand)—indefinite term subject to written notice; and

•	Ramco Pharm (Egypt)—expires November 22, 2005.

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

Aloxi Injection

Palonosetron hydrochloride, the active pharmaceutical ingredient for Aloxi products, is manufactured by Helsinn Healthcare SA. Helsinn is responsible for the worldwide requirements of both the active pharmaceutical ingredient and finished drug product, a sterile formulation in a single-use vial. Helsinn contracts with Cardinal Healthcare, Inc. for filling vials with a solution of the active pharmaceutical ingredient. Helsinn Birex Pharmaceuticals Ltd., a unit of Helsinn, located in Ireland, finishes (labels and packages) the vials for distribution.

Salagen Tablets

Pilocarpine hydrochloride, the active pharmaceutical ingredient for the manufacture of Salagen Tablets, is obtained under an exclusive supply and license agreement with Merck KgaA. The exclusive term of this agreement ends on December 31, 2007, and may be extended for additional five-year terms unless earlier terminated by the parties. Upon termination of the exclusive term, the agreement may continue for an indefinite period on a non-exclusive basis. The refined raw material is a semi-synthetic salt of an extract from plants grown and processed exclusively on carefully managed plantations in South America. We believe that the supply of pilocarpine hydrochloride is adequate for the foreseeable future. Salagen Tablets are currently manufactured for us by Patheon Inc. The initial term of the Patheon agreement was four years, with automatic renewal periods of three years. While this agreement may be terminated by either party upon three years’ written notice, neither party has provided notice.

Hexalen Capsules

Pharmaceutical grade altretamine for the manufacture of Hexalen capsules is obtained from Heumann Pharma GmbH, a wholly owned subsidiary of Pfizer. Heumann Pharma supplies the bulk active drug substance pursuant to an agreement that we assumed. Hexalen capsules are currently manufactured pursuant to an agreement with aaiPharma Inc. that expires March 8, 2005 (three-year initial term). Absent written notice of termination by either party at least 90 days in advance of a renewal date, the term of the agreement is automatically renewed for annual periods on January 1 of each year.

Development-Stage Pharmaceuticals

As a regular part of our business, we establish contract manufacturing arrangements for our development-stage pharmaceuticals. These arrangements include purchase orders, supply agreements and development-scale manufacturing contracts.

Dacogen injection

Decitabine, the active pharmaceutical ingredient in Dacogen injection, is currently produced by Ferro Pfanstiehl Laboratories, Inc., a wholly owned subsidiary of Ferro Corporation, under a contract with SuperGen Inc. We are in the process of negotiating a supply agreement with Ferro Pfanstiehl. Ferro Pfanstiehl has the capacity to manufacture the worldwide requirements of decitabine. Dacogen injection is a sterile lyophilized drug product in a single-dose vial, and is manufactured by Pharmachemie B.V. under a contract with SuperGen. MGI is in the process of negotiating a supply agreement with Pharmachemie.

ZYC101a

ZYC101a is composed of plasmid DNA that is currently manufactured by Cobra Biomanufacturing plc. The DNA is encapsulated in biodegradable poly (lactide-co-glycolide) microparticles. ZYC101a for injection is a sterile lyophilized drug product in a single-use vial, and the final formulation is currently manufactured by Hollister Stier Laboratories, LLC.

Saforis oral suspension

L-glutamine, the active pharmaceutical ingredient in Saforis oral powder for suspension is produced by Ajinomoto Co., Inc. Ajinomoto has the capacity to manufacture the worldwide requirements of L-glutamine. Saforis oral powder for suspension is manufactured by Mova Pharmaceutical Corporation. MGI has a supply agreement with Mova, a wholly owned subsidiary of Patheon Inc.

ZYC300

ZYC300 composed of plasmid DNA that is currently manufactured by Cobra Biomanufacturing plc. The DNA is encapsulated in biodegradable poly(lactide-co-glycolide) microparticles. ZYC300 for injection is a sterile lyophilized drug product in a single-use vial, and the final formulation is manufactured by Hollister-Stier Laboratories, LLC.

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

Patents and Proprietary Rights

We rely on patent rights, orphan drug designation, trade secrets, trademarks, and nondisclosure agreements to establish and protect our proprietary rights in our products in both the United States and selected foreign jurisdictions. Current patent and orphan drug status with respect to certain of our owned and in-licensed products is as follows:

Subject	Status	Issue Date	Country
Palonosetron and process for preparation	Four U.S. patents issued; various patent applications pending	April 13, 1993; April 23, 1996; November 19, 1996; and October 22, 1996	United States and various other countries

Irofulven and use of irofulven, as cancer therapy agent	Three U.S. patents issued, twenty European patents issued; patents issued in Australia, New Zealand, China and Korea; various patent applications pending	August 8, 1995; June 4, 1996; and October 8, 1996 (U.S.)	United States and various other countries

Synthetic methods for preparing acylfulvenes and compounds useful as intermediates for preparing acylfulvenes	Six U.S. patents issued; various patent applications pending	March 3, 1998; January 5, 1999; December 12, 2000; October 5, 2001; October 22, 2002; and April 6, 2004 (U.S.)	United States and various other countries

Substituted acylfulvene compounds and use as cancer therapy agents (not including irofulven)	Eight U.S. patents issued; various patent applications pending	August 8, 1995; August 3, 1999; February 15, 2000; May 30, 2000; November 27, 2001; April 30, 2002; April 15, 2003 and April 23, 2003	United States and various other countries

Irofulven for treatment of pancreatic cancer	Orphan drug	Designated on April 6, 1999	United States

Irofulven for treatment of ovarian cancer	Orphan drug	Designated on July 12, 1999	United States

Irofulven for treatment of renal cell carcinoma	Orphan drug	Designated on July 27, 1999	United States

MG98 antisense compound for treatment of cancer	Seven U.S. patents issued; various patent applications pending	November 26, 1996; July 29, 1997; July 6, 1999; February 1, 2000; April 25, 2000; May 23, 2000; and February 6, 2001	United States and various other countries

Subject	Status	Issue Date	Country
Oral glutamine to reduce stomatitis	Two U.S. patents issued; one patent application pending	August 1, 1995; and August 13, 1995	United States

Use of carbohydrate solutions to facilitate drug delivery	One U.S. patent issued; one patent application pending	May 11, 2004	United States

Microparticles for delivery of nucleic acid	One U.S. and one Australian patent issued; various patent applications pending	January 11, 2001 (U.S.); and July 21, 1998 (Australia)	United States and various other countries

Immunogenic peptides from the HPV E7 protein	Three U.S. and one Australian patent issued; various patent applications pending	January 11, 2000, February 6, 2001, and June 24, 2003 (U.S.); and August 15, 2002 (Australia)	United States and various other countries

Microencapsulated DNA for vaccination and gene therapy I	One U.S., one Australian, and ten European patents issued; various patent applications pending	December 23, 2003 (U.S.); May 3, 2000 (Austria); June 29, 2000 (Australia); May 3, 2000 (Belgium, Switzerland, Germany, Denmark, France, U.K., Italy, Netherlands, and Sweden)	United States and various other countries

Microencapsulated DNA for vaccination and gene therapy II	Two U.S. and one Australian patent issued; various applications pending	August 7, 2001, and June 1, 2004 (U.S.); November 1, 2001 (Australia)	United States and various other countries

Improvements relating to encapsulation of bioactive agents	Three U.S., one Australian, and four European patents issued; various patent applications pending	October 30, 2001, June 18, 2002, and May 20, 2003 (U.S.); October 16, 2003 (Australia); September 29, 2004 (Germany, France, U.K, and Italy)	United States and various other countries

Restoring cancer-suppressing functions to neoplastic cells through DNA hypomethylation	One U.S. patent issued, various patent applications pending	September 2, 2003	United States and various other countries

Decitabine for treatment of myelodysplastic syndromes; sickle cell anemia; and chronic myelogenous leukemia	Orphan drug	All uses designated on March 8, 1999	United States

Decitabine for treatment of myelodysplastic syndromes	Orphan drug	Designated on February 14, 2003	European Union

The term of a U.S. patent issued from an application filed before June 8, 1995 is the longer of 17 years from its issue date or 20 years from its effective filing date. The term of a U.S. patent issuing from an application filed on or after June 8, 1995 is 20 years from its effective filing date. The Drug Price and Competition and Patent Term Restoration Act of 1984, the Generic Animal Drug Act, and the Patent Term Restoration Act generally provide that a patent relating to, among other items, a human drug product, may be extended for a period of up to five years by the U.S. Commissioner of Patents and Trademarks if the patented item was subject to regulatory review by the FDA before the item was marketed. Under these acts, a product’s regulatory review period (which consists generally of the period from the time when the exemption to permit clinical investigations becomes effective until the FDA grants marketing approval for the product) forms the basis for determining the length of the extension an applicant may receive. In addition, a patent term can be extended for an additional six months in the U.S. if the applicant performs additional testing in the pediatric population, as requested by the FDA. There can be no assurance that any issued patents will be extended in term. In addition, no grant of patent term extension will prevent a challenge to the underlying patent’s validity or a judicial finding that the underlying patent infringes on the rights of any third party.

We have licensed or obtained patent protection for palonosetron hydrochloride, irofulven and the other acylfulvene analogs, decitabine, certain formulations of l-glutamine, ZYC101a and ZYC300. Patent positions of pharmaceutical companies are generally uncertain and involve complex legal and factual issues. Therefore, although we believe our patents are valid, we cannot predict with any precision the scope or enforceability of the claims. In addition, there can be no assurance that our patent applications will result in issued patents, that issued patents will provide an adequate measure of protection against competitive technology which could circumvent such patents, or that issued patents would withstand review and be held valid by a court of competent jurisdiction. Furthermore, there can be no assurance that infringement of any issued patents cannot be circumvented by others.

Orphan drugs are currently provided seven years of marketing exclusivity for an approved indication following approval to market by the FDA, and are provided ten years of marketing exclusivity for an approved indication following approval to market by the EMEA.

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

Trademarks

We have obtained registration of the Salagen trademark in the United States and certain foreign jurisdictions. In addition, we have been assigned the Hexalen and Saforis trademarks in the United States and certain foreign jurisdictions, we use the Dacogen trademark under a license with SuperGen, we use the federally registered Didronel trademark under a license with Procter & Gamble and we use the Aloxi trademark under a license with Helsinn Healthcare SA.

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

Competition in the markets for Salagen® (pilocarpine hydrochloride) Tablets is expected to intensify during 2005 because beginning in December 2004 generic 5 milligram pilocarpine hydrochloride tablets entered the United States markets where Salagen Tablets (pilocarpine hydrochloride) compete. If the introduction of these competing products adheres to the classic pattern of initial generic competition in a pharmaceutical product class, we would expect Salagen Tablets sales to decline significantly from our 2004 sales of $29.3 million in the United States. As a result, we suspended direct promotion of Salagen Tablets. Further, Cevimeline hydrochloride is owned by Snow Brand Pharmaceuticals, Inc. and marketed by Daiichi Pharmaceuticals in the United States, as a treatment for dry mouth symptoms associated with Sjögren’s syndrome. We cannot estimate what ultimate effect this competing compound will have on the overall size of the Sjögren’s syndrome market and future demand for Salagen Tablets. A product marketed by MedImmune, Inc., amifostine, was approved in June 1999 by the FDA for reducing the incidence of radiation-induced dry mouth in post-operative head and neck cancer patients. Salagen Tablets are approved in part for the treatment of dry mouth symptoms resulting from radiation used to treat head and neck cancer patients. Due to the more restricted patient population for amifostine, as well as other factors such as price and invasive administration, we currently believe that amifostine will not have a significant impact on sales of Salagen Tablets. We believe other products are currently under development that may compete with Salagen Tablets.

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

Aloxi (palonosetron hydrochloride) injection was the fourth 5-HT3 antagonist approved for marketing in the United States. The companies that market the other 5-HT3 receptor antagonists have far greater resources than we have. Further, there is no certainty that the patent protection afforded palonosetron hydrochloride will be effective in keeping generic equivalents from entering the market.

Many companies of all sizes, including large pharmaceutical companies as well as specialized biotechnology companies, are developing cancer therapy drugs that will compete with our product candidates under development, if any of them are approved for sale. There are also a number of products already on the market that will compete directly with our product candidates if any of them are approved. In addition, colleges, universities, governmental agencies and other public and private research institutions will continue to conduct research and may develop new therapies or treatments which would render our drug candidates obsolete or non-

competitive. Many of our competitors also have substantially greater financial, research and development, human and other resources than we do.

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

A three-phase clinical program is usually required for FDA approval of a pharmaceutical product, unless accelerated approval is granted. Phase 1 clinical trials are conducted to determine the safety profile, including the safe dosage range, metabolism and pharmacologic action of the product, and, if possible, to gain early evidence on efficacy. Although most phase 1 trials are conducted with healthy volunteers, phase 1 cancer trials are conducted with cancer patients. Following establishment of a safe dose from phase 1 trials, a phase 2 clinical program is conducted for dose-ranging and to assess the safety and efficacy of the product in patients with the disease being studied. Phase 3 confirmatory clinical trials are conducted on patients more representative of the intended patient population in terms of medical treatment, age groups, gender and ethnicity. Data from the larger phase 3 program is to provide adequate statistical evidence of safety and efficacy necessary to evaluate the overall benefit and risk relationship in the target patient population. Phase 2 and phase 3 trials are usually multi-center trials in order to achieve greater statistical validity and to have data from a broader patient population that is more representative of the intended patient group. Phase 4, or post-approval trials, may be required under accelerated approval or to provide additional data on safety or efficacy of the product.

Upon completion of clinical testing, and with data successfully demonstrating that the product is safe and effective for a specific indication, an NDA or Biologics License Application or BLA for Biologics products may be filed with the FDA. The NDA or BLA contains all the scientific evidence including product formulation, manufacturing, control information, preclinical and clinical data. FDA approval of the NDA or BLA is required before the applicant may market the new product.

Even after initial FDA approval has been obtained, further trials may be required to provide additional data on safety or efficacy for current indications, or to obtain approval for uses other than those for which the product was initially approved. Moreover, such approval may entail limitations on the indicated uses for which a drug may be marketed. Even if FDA approval is obtained, there can be no assurance of commercial success for any product. Post-marketing testing may be required, and surveillance programs such as reporting adverse events are required. The FDA may require withdrawal of an approved product from the market if any significant safety issues arise while a product is being marketed. In addition, before, during and after the process of approval, our prescription drug products must all be manufactured in accordance with current good manufacturing practices as set forth by the FDA. Marketing of products is also regulated by the FDA.

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

The health care industry is changing rapidly as the public, government, medical professionals and the pharmaceutical industry examine ways to broaden medical coverage while controlling health care costs. Potential approaches that may affect us include managed care initiatives, pharmaceutical buying groups, formulary requirements, and efforts to regulate the marketing and pricing of pharmaceutical products. The Medicare Prescription Drug, Improvement, and Modernization Act of 2003 together with rulemaking by the Centers for Medicare and Medicaid Services (CMS) require a number of changes in Medicare practices, including reimbursement. The changes made to date, are not expected to have an adverse effect on our operations or sales, but we cannot predict the impact, if any, of future reimbursement changes.

Federal, state and local environmental laws and regulations do not materially effect our operations and we believe that we are currently in material compliance with such applicable laws and regulations.

Employees

As of February 21, 2005, we had 282 employees. Of our employees, 162 are engaged in our marketing, selling and manufacturing effort, 85 are involved in pharmaceutical development, including regulatory affairs and product formulation, and 35 are in other management or administrative positions. None of our employees is represented by a labor union or is subject to a collective bargaining agreement. We believe that our relations with our employees are satisfactory.

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

We currently lease approximately 75,000 square feet of office space for our headquarters in Bloomington, Minnesota for approximately $118,000 per month. The initial term of this lease expires in May 2008, with two options for renewal, each for an additional three-year period. We also lease approximately 27,000 square feet of office space (our former headquarters) in Bloomington, Minnesota, for $27,000 per month. The initial term of this lease expires in July 2005, with an option for renewal. We have subleased this former headquarters space and we do not expect to recognize future expense related to this lease.

Our wholly-owned subsidiary, MGI PHARMA Biologics, Inc., leases approximately 27,000 square feet of research lab and office space in Lexington, Massachusetts for approximately $73,000 per month. The initial lease expires May 2010, with an option to renew for an additional five-year period.

Our wholly-owned subsidiary, MGI OM, Inc., leases approximately 2,000 square feet of office space in Princeton, New Jersey for approximately $4,000 per month. The lease expires November 2008.

Item 3.	Legal Proceedings

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.	Market for Registrant’s Common Stock, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock trades on the NASDAQ National Market under the symbol “MOGN.” As of March 7, 2005 we had 682 stockholders of record and 71,450,679 shares of common stock outstanding. We have never paid cash dividends on our common stock and have no present intention of paying cash dividends on our common stock.

The following table lists the high and low trading prices for our common stock as reported by the NASDAQ National Market during the quarters listed. Prices represent transactions between dealers and do not reflect retail markups, markdowns, or commissions, and may not necessarily represent actual transactions.

	High	Low
2003
First Quarter	$6.50	$3.42
Second Quarter	14.75	5.75
Third Quarter	21.56	12.47
Fourth Quarter	21.25	16.54
2004
First Quarter	$30.88	$19.90
Second Quarter	34.49	26.65
Third Quarter	30.50	21.36
Fourth Quarter	29.60	24.38

Item 6.	Selected Financial Data

	Year Ended December 31,
	2004	2003	2002	2001	2000
	(in thousands, except per share data)
Statement of Operations Data:
Revenues:
Sales	$192,089	$39,858	$25,402	$30,022	$21,333
Licensing	3,578	9,527	2,801	2,932	3,109
Promotion (a)	—	—	—	—	770

	195,667	49,385	28,203	32,954	25,212
Costs and expenses:
Cost of sales	60,847	8,163	4,422	4,815	1,725
Selling, general and administrative	73,802	50,410	28,827	28,463	18,295
Research and development	62,625	50,121	32,214	36,101	17,241
Acquired in-process research and development	83,117	—	—	—	—

	280,391	108,694	65,463	69,379	37,261

(Loss) from operations	(84,724)	(59,309)	(37,260)	(36,425)	(12,049)
Interest income	5,330	1,553	1,279	1,600	2,146
Interest expense	(5,989)	(998)	(83)	—	—
Impairment of investment	—	(3,154)	—	—	—

(Loss) before taxes and cumulative effect of change in accounting principle	(85,383)	(61,908)	(36,064)	(34,825)	(9,903)
Provision for income taxes	(340)	—	—	—	(148)

Net (loss) before cumulative effect of change in accounting principle	(85,723)	(61,908)	(36,064)	(34,825)	(10,051)
Cumulative effect of change in accounting principle	—	—	—	—	(9,403)

Net (loss)	$(85,723)	$(61,908)	$(36,064)	$(34,825)	$(19,454)

Net (loss) per common share:
Basic:
(Loss) before effect of accounting change	$(1.23)	$(1.11)	$(0.72)	$(0.87)	$(0.32)
Cumulative effect of accounting change	—	—	—	—	(0.29)

Net (loss)	$(1.23)	$(1.11)	$(0.72)	$(0.87)	$(0.61)

Diluted:
(Loss) before effect of accounting change	$(1.23)	$(1.11)	$(0.72)	$(0.87)	$(0.32)
Cumulative effect of accounting change	—	—	—	—	(0.29)

Net (loss)	$(1.23)	$(1.11)	$(0.72)	$(0.87)	$(0.61)

Weighted average number of common shares outstanding:
Basic	69,897	55,556	50,220	39,970	31,980
Diluted	69,897	55,556	50,220	39,970	31,980

(a)	The Company last recognized revenue on a promotion agreement in 2000.

	December 31,
	2004	2003	2002	2001	2000
	(in thousands)
Balance Sheet Data:
Cash, cash equivalents and marketable debt investments, unrestricted	$238,857	$177,754	$60,473	$73,712	$29,899
Working capital	283,655	128,572	49,999	63,182	26,042
Total assets	436,335	204,558	80,480	97,668	52,744
Long-term obligations	263,002	22,003	28,427	13,633	12,732
Total liabilities	321,825	47,948	43,877	28,733	26,698
Accumulated deficit	(307,071)	(221,348)	(159,440)	(123,376)	(88,551)
Total stockholders’ equity	114,510	156,610	36,603	68,935	26,046

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

MGI PHARMA, INC. (including its subsidiaries, “MGI,” “we,” or the “Company”) is an oncology-focused biopharmaceutical company that acquires, develops and commercializes proprietary pharmaceutical products that meet cancer patient needs. It is our goal to become a leader in oncology through application of our three core competencies of oncology product acquisition, development and commercialization, which we apply toward our portfolio of oncology products and product candidates. We acquire intellectual property or product rights from others after they have completed the basic research to discover the compounds that will become our product candidates or marketed products. This allows us to focus our skills on product development and commercialization rather than directly performing drug discovery. We have facilities in Bloomington, Minnesota; Lexington, Massachusetts; and Princeton, New Jersey.

We promote products directly to physician specialists in the United States using our own sales force. Our products include Aloxi® (palonosetron hydrochloride) injection, Salagen® (pilocarpine hydrochloride) Tablets, Hexalen® (altretamine) capsules and Kadian® (morphine sulfate) sustained release capsules. In the third quarter of 2003, Aloxi injection was approved by the U.S. Food and Drug Administration (“FDA”) for the prevention of acute and delayed chemotherapy-induced nausea and vomiting (“CINV”) and we began promoting it. Given the large market in which Aloxi injection competes and its favorable clinical profile, sales of Aloxi injection substantially exceeded 2004 sales of our other products. We obtained exclusive U.S. and Canadian license and distribution rights to Aloxi injection for CINV from Helsinn Healthcare SA (“Helsinn”) in April 2001. In November 2003, we and Helsinn expanded the agreement to include rights for the prevention of postoperative nausea and vomiting (“PONV”) application of Aloxi injection and an oral Aloxi formulation. Unless we meet certain minimum Aloxi product sales requirements under our license agreement with Helsinn, we would be required to work with Helsinn to develop a remediation plan that if not successfully implemented could result in certain Aloxi product rights reverting to Helsinn. Our 2004 Aloxi product sales of $159.3 million substantially exceeded the minimum requirement for 2004 of $25 million. Our minimum Aloxi product sales requirement for all Aloxi applications is estimated to peak at approximately $155 to $175 million, depending upon the timing of marketing approvals for Aloxi injection for PONV and Aloxi oral for CINV. Our 2004 sales of Aloxi injection for CINV (which does not include any sales of Aloxi injection for PONV or Aloxi oral for CINV) was $159.3 million, so we believe there is minimal risk that we will not achieve our future contractual sales minimums under the Helsinn license agreement.

Salagen Tablets are approved in the United States for two indications: the symptoms of dry mouth associated with radiation treatment in head and neck cancer patients and the symptoms of dry mouth associated with Sjögren’s syndrome, an autoimmune disease that damages the salivary glands. Beginning in December of 2004, generic 5 milligram pilocarpine hydrochloride tablets entered the United States markets where Salagen Tablets compete and we suspended direct promotion of Salagen Tablets. If the introduction of these competing products adheres to the classic pattern of initial generic competition in a pharmaceutical class, we would expect Salagen Tablets sales to decline significantly from our 2004 sales of $29.3 million in the United States. Hexalen capsules are an orally administered chemotherapeutic agent approved in the United States for treatment of refractory ovarian cancer patients.

In March 2004, we issued $348 million of senior subordinated convertible notes. The net proceeds to us were $252.1 million after a discount of $87.8 million and issuance costs of $8.1 million (See Note 10 of the Company’s Notes to Consolidated Financial Statements).

We completed a two-for-one stock split on June 10, 2004. Stockholders received one additional common share for each common share held on the record date of June 2, 2004. All share and per share data for all periods presented have been restated to reflect this stock split (See Note 12 of the Company’s Notes to Consolidated Financial Statements).

In July 2004, we entered into a three-year promotion agreement for Kadian capsules, a sustained release formulation of morphine, with Alpharma, Inc. Under the terms of this promotion agreement, we promote Kadian capsules in the United States to oncology health care professionals for moderate to severe pain associated with cancer. We began promoting Kadian capsules to oncologists in September 2004. Kadian capsules continue to be marketed by Alpharma to pain specialists in the United States, other than oncology health care professionals.

In September 2004, we completed the acquisition of Zycos, Inc., a privately held, development stage company that focused on the creation and development of oncology and antiviral products. The acquisition of Zycos is expected to further our goal of building a leading oncology franchise. Zycos’ iterative drug formulation process allows for the rapid development of immune response therapeutics and has generated two compounds that are currently in clinical development (See Note 6 of the Company’s Notes to Consolidated Financial Statements).

In September 2004, we obtained exclusive worldwide rights to the development, commercialization, manufacturing and distribution of DacogenTM (decitabine) injection for all indications from SuperGen, Inc. Dacogen injection is an investigational anti-cancer therapeutic which is currently in development for the treatment of patients with myelodysplastic syndrome, (“MDS”). The MDS New Drug Application (NDA) and Marketing Authorization Application, or (“MAA”), for Dacogen™ injection were submitted and accepted for review by the Food and Drug Administration, (“FDA”) and European Medicines Agency (“EMEA”), respectively. The FDA established a Prescription Drug User Fee Act (“PDUFA”) goal date for the NDA of September 1, 2005. Given the broad activity of Dacogen injection in hematologic cancers, we also intend to initiate during 2005 a pivotal phase 3 program in patients with acute myeloid leukemia, (“AML) (See Note 7 of the Company’s Notes to Consolidated Financial Statements).

In September 2004, we completed the acquisition of Aesgen, Inc., a privately held company focused on treating side effects associated with cancer treatments. Aesgen’s lead product, Saforis oral suspension, is in phase 3 development for prevention and treatment of oral mucositis, which would strengthen our oncology supportive care franchise (See Note 6 of the Company’s Notes to Consolidated Financial Statements).

The following table summarizes the principal indications and commercial rights for our currently marketable products.

Products	Principal Indications	Status	Commercial Rights
Aloxi injection	Chemotherapy-induced nausea and vomiting	Currently marketed	U.S. & Canada: MGI

Salagen Tablets	Symptoms of radiation-induced dry mouth in head and neck cancer patients Dry mouth, plus dry eyes outside the U.S., in Sjögren’s syndrome patients	Offered for sale Currently marketed	U.S.: MGI Europe: Novartis Canada: Pfizer Rest of World: Various other collaborators

Hexalen capsules	Ovarian Cancer	Currently marketed	U.S.: MGI Outside U.S.: Various collaborators

Kadian capsules	Cancer related pain	Currently promoted	U.S.: MGI - Cancer Alpharma – all other

The following table summarizes the principal indications, development status and sponsor for our products under development.

Products	Principal Indications	Status	Commercial Rights or Sponsor
Dacogen injection	MDS	FDA & EMEA review	SuperGen
	AML	To begin Phase 3	MGI PHARMA

Saforis oral suspension	Oral mucositis	To begin second Phase 3	MGI PHARMA

ZYC101a	Cervical dysplasia	To begin Phase 3	MGI PHARMA

Aloxi injection	PONV	To begin Phase 3	Helsinn Healthcare

Aloxi capsules	CINV	To begin Phase 3	Helsinn Healthcare

Irofulven	Hormone refractory prostate cancer	Phase 2	MGI PHARMA
	Liver cancer, inoperable	Phase 2	MGI PHARMA
	Gastric cancer	Phase 2	National Cancer Institute
	Ovarian cancer	Phase 2	National Cancer Institute
	Liver cancer combination with irinotecan	Phase 2	MGI PHARMA
	Thyroid cancer combination with capecitabine	Phase 2	MGI PHARMA
	Combination with gemcitabine	Phase 1	MGI PHARMA
	Combination with docetaxel	Phase 1	MGI PHARMA
	Combination with oxaliplatin	Phase 1	MGI PHARMA

MG98	Renal cell cancer	Phase 2	MethylGene

ZYC300	Solid tumors	Phase 1/2	MGI PHARMA

Other acylfulvene analogs	Various Cancers	Preclinical	MGI PHARMA

Our goal is to become a leading oncology-focused biopharmaceutical company serving well-defined markets. The key elements of our strategy are to:

•	Continue to successfully commercialize Aloxi injection for prevention of chemotherapy-induced nausea and vomiting, or CINV, by marketing Aloxi injection as an enhanced alternative to currently-marketed 5-HT3 receptor antagonists;

•	In collaboration with SuperGen, Inc. pursue approval of the New Drug Application, or NDA, and Marketing Authorization Application, or MAA, for Dacogen injection at the Food and Drug Administration or FDA and the European Medicines Agency, or EMEA, while completing United States commercial product launch activities by the September 1, 2005, Prescription Drug User Fee Act, or PDUFA, goal date established by the FDA;

•	Advance our predominately late-stage product candidate pipeline, including initiation in 2005 of the following phase 3 trials or programs:

•	Dacogen injection for the treatment of acute myeloid leukemia, or AML,

•	Aloxi injection for the prevention of post operative nausea and vomiting, or PONV, and Aloxi capsules for prevention of CINV,

•	Saforis oral suspension for the prevention and treatment of oral mucositis, and

•	ZYC101a for the treatment of cervical dysplasia;

•	Establish commercialization paths for our product candidates in territories outside of North America; and

•	Selectively add to our product portfolio through various means, including product acquisition, in-licensing, co-promotion or business combinations, including:

•	Oncology and oncology-related products, and

•	Acute care, hospital promoted products.

Critical Accounting Policies

In preparing our financial statements in conformity with U.S generally accepted accounting principles (“GAAP”), our management must make decisions which impact reported amounts and related disclosures. Such decisions include the selection of the appropriate accounting principles to be applied and the assumptions on which to base accounting estimates. In reaching such decisions, our management applies judgment based on our understanding and analysis of relevant circumstances. Note 1 to the consolidated financial statements provides a summary of the significant accounting policies followed in the preparation of the consolidated financial statements and the remainder of this section describes those that are deemed critical accounting policies.

Our accounting policy on revenue recognition is fully described in Notes 1 and 7 to the consolidated financial statements. The majority of our revenue relates to product sales. We recognize sales revenue when substantially all the risks and rewards of ownership have transferred to our customers. As is common in the pharmaceutical industry, our domestic sales are made to pharmaceutical wholesalers for further distribution to the ultimate consumers of our products. As such, our product sales revenue may be less than or greater than the underlying demand for our products. We will monitor the Aloxi injection product trends in the distribution channel and disclose significant differences between these trends and end-user demand. We report sales revenue net of wholesaler chargebacks, allowances for product returns, cash discounts, administrative fees and other rebates. We estimate wholesaler chargebacks, cash discounts, administrative fees and other rebates by considering the following factors: current contract prices and terms with both direct and indirect customers, estimated customer and wholesaler inventory levels and current average chargeback rates by product and by indirect customer. The majority of the expense and year-end liabilities associated with these estimates are defined contractually and resolved within several months following year-end and therefore it is unlikely the actual results will differ significantly from the estimates. We update these estimates for changes in facts and circumstances as appropriate. Our process to estimate product returns is tailored to the specific facts and circumstances of each product, including its product life cycle stage. For new products, product returns allowance is estimated based on historical information for similar or competing products in the same distribution channel. We obtain and evaluate product return data from distributors and, based on this evaluation, estimate return rates. For established products, product returns allowance is estimated by considering the following factors: current marketing efforts, estimated distribution channel inventory levels, underlying demand, historical experience and competitor behavior. Inventory in the distribution channel and underlying demand are estimated on a monthly basis by evaluating data obtained from a company that surveys pharmaceutical inventory movement and prescription data. We also use this data to monitor underlying demand in relation to significant external factors such as price changes from competitors and the introduction of new products by competitors. External and internal factors could have a material adverse effect on the demand for our products and on product returns. As of December 31, 2004 and 2003, we had accrued liability balances of $2.4 million and $1.5 million, respectively, for product returns. The increase in product return provision from 2003 to 2004 is a result of the increased sales of Aloxi injection. The 2004 accrual reduction of $106,000 relates to sales in the prior year and is a result of a decrease of our estimated product returns allowance for Aloxi injection. Actual returns decreased from 2003 to 2004. The 2003 provision related to sales in prior period is a result of a decision to stop marketing Didronel® I.V. Infusion.

	Year Ended December 31,
(in thousands)	2004	2003
Balance beginning of year	$1,485	$1,110
Actual returns in current year related to sales from prior years	(221)	(934)
Actual returns in current year related to sales from current year	—	—
Current provision (reduction) related to sales made in prior years	(106)	511
Current provision related to sales made in current year	1,290	798

Balance end of year	$2,448	$1,485

We also recognize revenue related to licensing agreements. Licensing revenue recognition requires management to estimate effective terms of agreements and identify points at which performance is met under the contracts such that the revenue earnings process is complete. Under this policy for out-licensing arrangements, revenue related to up-front, time-based and performance-based licensing payments is recognized over the entire contract performance period. For our major licensing contracts, this results in the deferral of revenue amounts (approximately $2.2 million at December 31, 2004) where non-refundable cash payments have been received, but the revenue is not immediately recognized due to the long-term nature of the respective agreements. Following our initial estimate of the effective terms of these arrangements, subsequent developments such as contract modifications or terminations could increase or decrease the period over which the deferred revenue is recognized.

Research and development expense includes work performed for us by outside vendors, collaborators and research organizations. At each reporting period, we estimate expenses incurred but not reported or billed to us by these outside vendors. These expense estimates typically cover a period of 1 to 4 weeks of expense. Actual results are recorded on a timely basis and, historically, have not been materially different from our estimates. In addition, costs related to in-licensing arrangements for product candidates are expensed as research and development until FDA approval for marketing.

Results of Operations

Revenues

Total revenues for the years ended December 31, 2004, 2003 and 2002 are summarized in the following table:

	The Year Ended December 31,
(in thousands, except percentage)	2004	% Change	2003	% Change	2002
Sales:
Aloxi injection	$159,346	1,536%	$9,739	N/A	$—
Salagen Tablets	29,258	10	26,508	19%	22,269
Other	3,485	(3)	3,611	15	3,133

Total sales	192,089	382	39,858	57	25,402
Licensing	3,578	(62)	9,527	240	2,801

Total revenues	$195,667	296	$49,385	75	$28,203

N/A – not applicable

Sales: Sales revenue increased 382 percent to $192.1 million in 2004 and increased 57 percent to $39.9 million in 2003 from $25.4 million in 2002. The increase in sales revenue from 2003 to 2004 reflects increased revenue from Aloxi injection and Salagen Tablets. We began the promotion of Aloxi injection in September 2003, following its approval by the U.S. Food and Drug Administration. Sales of Aloxi injection in the United States provided 83 percent of our sales revenue in 2004, and 24 percent in 2003. Sales of Salagen Tablets in the United States provided 15 percent of our sales revenue in 2004, 67 percent in 2003 and 88 percent in 2002.

In December 2004, the FDA approved a competitor’s Abbreviated New Drug Application (“ANDA”) for a generic 5 milligram pilocarpine hydrochloride tablet and a second ANDA was approved in January 2005 and we have suspended direct promotion of Salagen Tablets. If the introduction of these competing products adheres to the classic pattern of initial generic competition in a pharmaceutical product class, we would expect Salagen Tablet sales in 2005 to decline significantly.

Licensing: Licensing revenue decreased 62 percent to $3.6 million in 2004 but increased 240 percent to $9.5 million in 2003 from $2.8 million in 2002. We and Dainippon Pharmaceutical Co. Ltd. agreed to terminate our collaborative acylfulvene license agreement in the third quarter of 2003. Since we had no future obligations to Dainippon after termination, all remaining unamortized licensing revenue related to this relationship was amortized into license revenue in 2003. For 2003, we amortized $7.1 million of deferred revenue into licensing revenue related to previously received non-refundable license fees from Dainippon, which included $6.9 million being amortized in the third quarter of 2003.

Licensing revenue is a combination of deferred revenue amortization from licensing arrangements and from royalties that are recognized when the related sales occur. We recognized $0.2 million, $7.4 million and $0.8 million of amortized deferred revenue in 2004, 2003 and 2002, respectively, related to all payments received under these license agreements. We will recognize the December 31, 2004 unamortized balance of $2.2 million from our license agreements into licensing revenue over the expected periods of benefit for the related collaborative arrangements, which is expected to continue into 2015. Future licensing revenue will fluctuate from quarter to quarter depending on the level of recurring royalty generating activities, and changes in amortization of deferred revenue, including the initiation or termination of licensing arrangements.

Annual 2005 sales for Aloxi injection are expected to be approximately $260 million and for all other revenues are expected to be approximately $25 million.

Costs and Expenses

Costs and expenses for the years ended December 31, 2004, 2003 and 2002 are summarized in the following table:

	The Year Ended December 31,
(in thousands, except percentage)	2004	% Change	2003	% Change	2002
Costs and expenses:
Costs of sales	$60,847	645%	$8,163	85%	$4,422
Selling, general and administrative	73,802	46	50,410	75	28,827
Research and development	62,625	25	50,121	56	32,214
Acquired in-process research and development	83,117	NA	—	N/A	—

Total costs and expenses	$280,391	158	$108,694	66	$65,463

N/A – not applicable

Cost of sales: Cost of sales as a percent of sales was 32 percent for 2004, 20 percent for 2003 and 17 percent for 2002. The increase in cost of sales as a percentage of sales is primarily a result of increased sales of Aloxi injection, which began in September 2003. If Aloxi injection sales continue to represent an increasing percentage of our sales revenue, cost of sales will increase as a percentage of sales. Cost of sales may vary depending on the product mix and production costs. We believe that cost of sales as a percent of product sales for our currently marketed products for 2005 will be approximately $97 million or 34 percent of sales.

Selling, general and administrative: Selling, general and administrative expenses increased 46 percent to $73.8 million in 2004 and increased 75 percent to $50.4 million in 2003 from $28.8 million in 2002. The increase in selling, general and administrative expense is primarily a result of increased expenditures for the commercial launch of Aloxi injection in September 2003 and its continued commercialization. We expect selling, general and administrative expenses for 2005 to be approximately $80 million.

Research and development: Research and development expense increased 25 percent to $62.6 million in 2004 and increased 56 percent to $50.1 million in 2003 from $32.2 million in 2002. All three periods include expense related to milestone payments under our license agreement for Aloxi product candidates: $2.5 million in 2004, $31.3 million in 2003 and $14.0 million in 2002. In addition, 2004 research and development expenses included license and milestone payments of $29.2 million under our agreement for Dacogen product candidates. Exclusive of license payments, research and development expense increased 61 percent to $30.3 million in 2004 and increased 3 percent to $18.8 million in 2003 from $18.2 million in 2002. The following table details the Company’s research and development costs incurred for major development projects in the years ended December 31, 2004, 2003, and 2002:

(in thousands)	2004	2003	2002
Aloxi product candidates
License/Milestone	$2,500	$31,271	$14,000
Other research and development	6,785	4,920	2,663

Total Aloxi	9,285	36,191	16,663
Dacogen
License/Milestone	29,236	—	—
Other research and development	7,633	—	—

Total Dacogen	36,869	—	—
Acylfulvenes
License/Milestone	50	50	50
Other research and development	11,116	10,007	11,932

Total Acylfulvenes	11,166	10,057	11,982
Other projects	5,305	3,873	3,569

Total research and development	$62,625	$50,121	$32,214

We expect total research and development expenses for 2005 to be approximately $46 million.

Aloxi products and product candidates: In April 2001, we obtained from Helsinn Healthcare SA (“Helsinn”) the exclusive oncology license and distribution rights for Aloxi injection in the United States and Canada. Aloxi injection is a differentiated 5-HT3 receptor antagonist for the prevention of chemotherapy-induced nausea and vomiting, which was approved by the FDA in July 2003. Under the terms of the agreement, we made all $38 million in initial license and milestone license payments. We expanded our agreement with Helsinn in November 2003 to include rights for the postoperative nausea and vomiting (“PONV”) application of Aloxi injection and an oral Aloxi formulation. Under the terms of the expanded agreement, we made initial and milestone payments of $22.5 million in 2003 and $2.5 million in 2004 and we expect to make additional payments of $22.5 million over the course of the next several years upon achievement of certain development milestones that culminate with the approvals of Aloxi injection for the prevention of PONV and an oral Aloxi formulation. Phase 3 trials are expected to begin during 2005 with a goal to seek FDA approval of Aloxi injection for prevention of PONV and Aloxi capsules for prevention of CINV. Helsinn will continue to fund and conduct all registration directed development of Aloxi products for the new applications.

Dacogen injection: In September 2004, we obtained exclusive worldwide rights to the development, commercialization, manufacturing and distribution of DacogenTM (decitabine) injection for all indications from SuperGen, Inc. Under the terms of the agreement, we incurred $29.2 million in license expense in 2004 and we expect to make additional license payments of $32.5 million over the course of the next several years upon achievement of certain development milestones culminating with marketing approvals and commercialization of Dacogen injection. Dacogen injection is an investigational anti-cancer therapeutic which is currently in development for the treatment of patients with myelodysplastic syndrome (“MDS”). Dacogen injection new drug applications for the treatment of MDS are being reviewed for marketing approval by the FDA in the United States and the EMEA in Europe. A pivotal phase 3 trial and two supporting phase 2 trials for the MDS indication form the clinical basis of these applications. The FDA has established September 1, 2005 as the Prescription Drug User Fee Act (“PDUFA”) action goal date for the NDA. We have assumed financial responsibility for all further development of Dacogen injection and we committed to fund at least $15 million of Dacogen injection development costs by September 1, 2007, of which $7.6 million was incurred by December 31, 2004. Given the broad hematologic activity of Dacogen injection, we intend to initiate a pivotal phase 3 program during 2005 in patients with acute myeloid leukemia (“AML”).

Acylfulvene product candidates: In 1993, we obtained exclusive worldwide rights to the acylfulvene family of compounds from the Regents of the University of California. Irofulven, the lead product candidate is a novel, broadly active cytotoxic agent. In clinical trials of irofulven as a single agent, activity has been observed in prostate, liver, ovarian and pancreatic cancers. In clinical trials of irofulven in combination with currently marketed chemotherapies, activity has been seen in prostate, colorectal and thyroid cancers. The most advanced of the combination trials is a phase 2, multi-arm, randomized combination trial of Irofulven combination with capecitabine either with or without prednisone in hormone refractory prostate cancer (“HRPC”) patients previously treated with docetaxel.

MG98 and DNA MT: In a December 2003 amendment to the MethylGene License Agreement (“License Agreement”), MethylGene acknowledged full satisfaction of our then current payment obligations and suspended further payment obligations by us until after completion by MethylGene of a planned clinical trial with MG98. If we resume development, our financial responsibilities under the License Agreement would also resume. We agreed with MethylGene to terminate the small molecule inhibitor of DNA methyltransferase portion of our license relationship and those rights reverted back to MethylGene without any additional payments by either party.

For information about the commercial status, target diseases and the development of our drug compounds, refer to the product overview table contained in Part I, Item I of this Form 10-K. In general, the estimated times to completion within the various stages of clinical development are as follows:

Clinical Phase	Estimated Completion Time
Phase 1	1-2 years
Phase 2	2-3 years
Phase 3	2-3 years

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

Acquired in-process research and development: The acquired in-process research and development represents product candidate compounds acquired as a result of the acquisitions of Aesgen, Inc. and Zycos, Inc. The product candidate compounds are currently under development, have not yet achieved regulatory approval for marketing and have no alternative future use. See note 6 to the consolidated financial statements for additional information on these acquisitions.

Interest Income and Expense

Interest income and expense for the years ended December 31, 2004, 2003 and 2002 are summarized in the following table:

	The Year Ended December 31,
(in thousands, except percentage)	2004	% Change	2003	% Change	2002
Interest income	$5,330	243%	$1,553	21%	$1,279
Interest expense	(5,989)	(500)	(998)	(1,102)	(83)

	$(659)	(219)	$555	(53)	$1,196

Interest income increased 243 percent to $5.3 million in 2004 and increased 21 percent to $1.6 million in 2003 from $1.3 million in 2002. Funds available for investment in 2004 increased as a result of the issuance of senior subordinated convertible notes in the first quarter of 2004. The increase from 2002 to 2003 is a result of increases in the average amount of funds available for investment as a result of the sale of stock in the third quarter partially reduced by declining yields. Interest income for 2005 will fluctuate depending on the timing of cash flows and changes in interest rates for marketable securities.

Interest expense increased to $6.0 million in 2004 and increased to $1.0 million in 2003 from $0.1 million in 2002. The increase from 2003 to 2004 resulted from the issuance of senior subordinated convertible notes in the first quarter of 2004. We expect interest expense related to this convertible debt for 2005 to be approximately $7.0 million, of which $5.9 million will be paid using cash. The non-cash portion of interest expense is related to the amortization of issuance costs on our convertible debt.

The increase from 2002 to 2003 resulted from a full year of interest expense in 2003 related to our issuance of convertible debt in the fourth quarter of 2002. This convertible debt was fully converted in the first quarter of 2004 (See Note 10 of the Company’s Notes to Consolidated Financial Statements). Our interest expense would increase if we issue new debt securities.

Impairment of Investment

We own an approximate 10 percent, investment in MethylGene Inc., a Canada-based biopharmaceutical company. MethylGene completed its initial public offering and began trading publicly on the Toronto Stock Exchange on June 29, 2004. Prior to MethylGene becoming a publicly traded company, our minority investment in MethylGene was reported as a “Long-term equity investment” at the lower of its cost, or if its value was other than temporarily impaired, then at its estimated fair value. We reviewed its fair value on a periodic basis. Until MethylGene became publicly traded, the value of this investment was inherently more difficult to estimate than an investment in a public company. In November of 2003, MethylGene, Inc. management negotiated a financing term sheet at arms length that indicated the value of our investment had declined from its original cost of $6.8 million to $3.6 million as of December 31, 2003 and an impairment of this investment had occurred which was considered to be other than temporary. Although, MethylGene’s Board of Directors ultimately rejected the financing terms, these terms provided the best available estimate of fair value for our investment in MethylGene and accordingly, we recorded an impairment charge of $3.2 million in the year ended December 31, 2003.

Tax Expense

Tax expense of $340,000 in 2004 represents alternative minimum tax. There is no provision for tax expense in 2003, or 2002 due to net losses of $61.9 million and $36.1 million, respectively. Our ability to achieve profitable operations is dependent upon our continued successful commercialization of Aloxi injection, among other things, and therefore, we continue to maintain a valuation allowance against our deferred tax assets. If and when it is judged to be more-likely-than-not that we will utilize our deferred tax assets, the related valuation allowance will be reduced and a tax benefit will be recorded, and the portion of the allowance pertaining to the exercise of stock options will increase additional paid-in capital. Then for subsequent tax periods, our tax provision would likely reflect normal statutory tax rates, and utilization of our deferred tax attributes would reduce our deferred tax asset balance. The timing of this valuation allowance adjustment is primarily dependent upon continued growth in sales of Aloxi injection and the demonstration of a number of consecutive quarters of profitability.

Net Loss

We had net losses of $85.7 million, $61.9 million and $36.1 million in 2004, 2003 and 2002, respectively. The increased net loss from 2003 to 2004 reflects a 296 percent increase in revenues and a 158 percent increase in costs and expenses from 2003 to 2004. Cost and expenses in 2004 include $83.1 million of acquired in-process research and development expense related to acquisitions. The increased net loss from 2002 to 2003 reflects a 75 percent increase in revenues and a 66 percent increase in costs and expenses from 2002 to 2003. During the next several years, we expect to direct our efforts towards activities intended to grow long-term revenues, including the continued development and commercialization of Aloxi products and continued development of our other product candidates. We expect net income for 2005 to be approximately $58 million exclusive of the effect of the scheduled implementation of FASB Statement No. 123 (Revised 2004), Share-Based Payment and exclusive of increases in net loss that would result from expanding our product portfolio.

Liquidity and Capital Resources

As of December 31, 2004, we had cash, cash equivalents and unrestricted marketable debt investments of $239 million compared with $178 million and $129 million at December 31, 2003 and 2002, respectively. We had working capital of $284 million and $129 million as of December 31, 2004 and 2003, respectively.

Net Cash Used in Operating Activities

Net cash used in operations was $81 million, $57 million and $38 million for the years ended December 31, 2004, 2003 and 2002, respectively. The increase in cash used in operating activities from 2003 to 2004 was primarily due to an increase in net loss and accounts receivable, offset by increases in accounts payable and accrued expenses. The $115 million increase in accounts receivable is a result of growing sales of Aloxi injection and longer payment terms being offered on sales of Aloxi injection. Future trends in our accounts receivable balances will largely depend upon the competing effects of continued growth in sales of Aloxi injection and reducing the period of time for payment to become due following its sale.

The increase in cash used in operations from 2002 to 2003 was primarily a result of a larger net loss, increase in inventories and receivables and a decrease of deferred revenue offset by an increase in accounts payable and accrued expense. The launch of Aloxi injection resulted in increased inventories, receivables and accrued expenses.

Net Cash (Used in) Provided by Investing Activities

Net cash used in investing activities was $168 million and $116 million for the years ended December 31, 2004 and 2003, respectively, and net cash provided by investing activities was $1 million for the year ended December 31, 2002. The increase in cash used from 2003 to 2004 was primarily due to purchases of certain net assets of $86 million in connection with the Aesgen and Zycos business acquisitions (see Note 6 of the Company’s Notes to Consolidated Financial Statements) and the purchase of an equity investment of $24 million in SuperGen in connection with the Dacogen injection license agreement (see Note 7 of the Company’s Notes to Consolidated Financial Statements).

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $253 million, $176 million and $26 million for the years ended December 31, 2004, 2003 and 2002, respectively. In 2004, we received $252 million in cash from the issuance of senior subordinated convertible notes and $12 million in cash from the issuance of shares under stock award plans. This total was reduced by the net purchase of $14.3 million of restricted marketable securities, which were pledged as security for the first six scheduled interest payments related to issuance of convertible debt. In 2003, we received $168 million in cash from the issuance of 10,120,000 shares of common stock in a follow-on public offering, and $12 million in cash from issuance of shares under stock award plans.

Our cash use in 2005 will depend in part upon the pattern of Aloxi injection sales. We expect the Aloxi injection sales to increase for 2005, which will result in increased working capital deployed for Aloxi injection finished product inventory and receivables. However, as sales increase we expect our operations to generate positive cash flow. We expect cash provided by operations in 2005 to be approximately $20 million. Our overall change in cash will depend upon our investing and financing activities and the change may be an increase or decrease.

Substantial amounts of capital may be needed to continue growing our business. These capital needs will include funding of continued expansion of our product portfolio through various means such as additional product acquisitions or business combinations. These transactions will require the use of capital and their timing is difficult to predict. Our capital needs may exceed the capital available from our future operations, collaborative arrangements and existing liquid assets. For these needs or in anticipation of these needs, we may seek capital from additional equity or debt issuances.

As identified in our risk factors, adverse changes that affect future demand for our marketed products, continued access to the capital markets, and continued development and expansion of our product candidates would affect our longer-term liquidity.

Payment Obligations

Our future, noncancellable, contractual commitments, are summarized in the following table:

(in thousands)	2005	2006	2007	2008	2009	Thereafter	Total
Operating lease payments	$2,810	$2,568	$2,605	$1,720	$1,126	$559	$11,388
Convertible debt	—	—	—	—	—	348,000	348,000
Dacogen milestone (a)	10,000	—	—	—	—	—	10,000
Dacogen minimum development obligation (b)	—	—	7,367	—	—	—	7,367
Helsinn minimum sales obligation (c)	2,862	5,181	6,120	5,554	4,795	11,465	35,977

Total	$15,672	$7,749	$16,092	$7,274	$5,921	$360,024	$412,732

(a)	Development milestone earned in 2004 related to the filing of the NDA for Dacogen injection with the FDA that was paid in the first quarter of 2005.

(b)	In connection with the September 2004 in-licensing agreement with SuperGen where we obtained the exclusive worldwide rights for Dacogen (decitabine) injection, we committed to fund at least $15 million of further Dacogen injection development costs by September 1, 2007, of which $7.6 million was incurred in 2004.

(c)	In connection with the April 2001 in-licensing agreement with Helsinn Healthcare SA where we obtained the exclusive U.S. and Canadian oncology license and distribution rights for Aloxi injection, we agreed to pay minimum payments over the first ten years following commercialization. The minimum is only payable to the extent that it exceeds the actual payments that would otherwise be payable under the agreement. Minimum sales targets of Aloxi injection for prevention of CINV peak at approximately $90 million in the fourth year of commercialization.

We expect to make additional payments to Helsinn related to Aloxi product candidates totaling $22.5 million and to SuperGen related to Dacogen injection totaling $32.5 million over the course of the next several years upon achievement of certain development milestones.

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

Cautionary Statements for Purposes of the “Safe Harbor” Provisions of the Private Securities Litigation Reform Act of 1995

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements to encourage companies to provide prospective information without fear of litigation so long as those statements are identified as forward-looking and are accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those projected in the statement. We desire to take advantage of these “safe harbor” provisions and accordingly, we hereby identify the following important factors which could cause our actual results to differ materially from any such results which may be projected, forecasted, estimated or budgeted by us in forward-looking statements made by us from time to time in reports, proxy statements, registration statements and other written communications, or in oral forward-looking statements made from time to time by the Company’s officers and agents. We do not intend to update any of these forward-looking statements after the date of this Form 10-K to conform them to actual results.

RISKS RELATED TO OUR BUSINESS

Sales of Aloxi injection account for a significant and growing portion of our product revenues. Our business is dependent on the commercial success of Aloxi injection. If any factor adversely affects sales of Aloxi injection, we may be unable to continue our operations as planned.

Aloxi injection sales represented 83 and 24 percent of our total product sales and 81 and 20 percent of our total revenue for the year ended December 31, 2004 and year ended December 31, 2003, respectively. Any factor adversely affecting sales of Aloxi injection could cause our product revenues to decrease and our stock price to decline significantly.

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

Generic pilocarpine hydrochloride tablets were introduced into the United States in December 2004. Our sales of Salagen Tablets (pilocarpine hydrochloride) in the United States, which totaled $29.3 million in the year ended December 31, 2004, are likely to decline significantly for subsequent years.

Beginning in December 2004 generic 5 milligram pilocarpine hydrochloride tablets entered the United States markets where Salagen Tablets (pilocarpine hydrochloride) competes. We expect our annual sales of Salagen Tablets beginning in 2005 to decline significantly from our 2004 sales of $29.3 million in the United States.

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

For the year ended December 31, 2004, we had a net loss of $85.7 million inclusive of $83.1 million of acquired in-process research and development expense related to acquisitions, compared to net losses of $61.9 and $36.1 million for each of the years ended December 31, 2003, and December 31, 2002, respectively. Within 2004, our sequential quarterly results were a net loss of $3.1 million, net income of $8.6 million and net losses of $89.3 million and $1.9 million, respectively. Variations in the timing of our future revenues and expenses could cause significant fluctuations in our operating results from period to period and may result in unanticipated earnings shortfalls or losses.

Our effective tax rate, if any, may vary significantly from period to period, especially within the first few years of becoming profitable and increases in our effective tax rate would have a negative effect on our results of operations.

We have had no or minimal provision for tax expense for a number of years due to a history of incurring significant losses. Our ability to achieve profitable operations is dependent upon our continued successful commercialization of Aloxi injection, and therefore we continue to maintain a valuation allowance against our deferred tax assets. If and when it is judged to be more-likely-than-not that we will be able to utilize our deferred tax assets, the valuation allowance will be reduced and a tax benefit will be recorded. For subsequent tax periods, our tax provision would likely approximate normal statutory tax rates. A transition to an effective tax rate that approximates statutory tax rates could result in an increase in effective tax rate from less than 5 percent to approximately 35 percent. An increase of this magnitude would result in a significant reduction in our net income and income per share beginning with the quarter of implementation.

Even if we begin reporting an effective tax rate that approximates statutory tax rates, various factors may continue to have favorable or unfavorable effects on our effective tax rate. These factors include, but are not limited to, changes in overall levels of income before taxes, interpretations of existing tax laws, changes in tax laws and rates, future levels of research and development spending, future levels of capital expenditures, and changes in the mix of activity in the various tax jurisdictions in which we operate. An increase in our effective tax rate would reduce our net income and income per share.

Clinical trials are complex and unpredictable and may be difficult to complete or produce unexpected results that could delay or prevent our ability to commercialize our product candidates.

Before obtaining regulatory approvals for the commercial sale of any product under development, including irofulven, Dacogen injection, Saforis oral suspension or ZYC101a, we, or Helsinn Healthcare SA, in the case of the Aloxi products, must demonstrate through preclinical studies and clinical trials that the product is safe and effective for use in each target indication. We depend on collaboration with Helsinn Healthcare SA, SuperGen, Inc., medical institutions and laboratories to conduct our clinical and preclinical testing in compliance with good clinical and laboratory practices as required by the FDA. We, or Helsinn Healthcare SA, may depend on contract research organizations to manage a substantial portion of the medical institutions utilized to conduct clinical testing. The results from preclinical animal studies and human clinical trials may not be predictive of the results that will be obtained in large-scale testing. Some of the results reported from clinical trials are interim results and may not be predictive of future results, including final results from such trials, because, among other factors, patient enrollment and the time period for evaluating patient results are not complete. If we, or Helsinn Healthcare SA, fail to adequately demonstrate the safety and efficacy of a product candidate, the FDA would not provide regulatory approval of the product. The appearance of unacceptable toxicities or side effects during clinical trials could interrupt, limit, delay or abort the development of a product. A number of companies in the pharmaceutical industry have suffered significant setbacks in advanced clinical trials, even after experiencing promising results in previous animal and human studies.

The time required to complete clinical trials is dependent upon, among other factors, the rate of patient enrollment. Patient enrollment is a function of many factors, including:

•	the size of the patient population;

•	the nature of clinical protocol requirements;

•	the diversion of patients to other trials or marketed therapies;

•	our ability to recruit and manage clinical centers and associated trials;

•	the proximity of patients to clinical sites; and

•	the patient eligibility criteria for the trial.

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

We have limited financial and product development resources. This requires us to focus on product candidates in specific areas and forego opportunities with regard to other product candidates or development paths. For example, one of our product candidates, irofulven, is in clinical and preclinical trials for a number of applications. We expect that a portion of our product development efforts over the next several years will be devoted to further development of irofulven, including its application to the treatment of cancers or sub-populations of certain types of cancers with limited therapeutic options such as refractory cancers, for which we believe irofulven could most quickly be developed and approved for marketing. We are also investigating the efficacy of irofulven in combination with other cancer therapies. While some of these trials have indicated some effectiveness in relation to the target medical conditions, additional clinical trials must be conducted before product registration may be requested. Alternative examples of resource trade offs also exist for our other product candidates.

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

We may not realize all of the anticipated benefits of our acquisitions with Zycos and Aesgen.

During the third quarter of 2004, we acquired Zycos and Aesgen. The success of these mergers will depend, in part, on our ability to realize the anticipated synergies and growth opportunities from integrating the businesses. The integration of independent companies is a complex, costly and time-consuming process. The difficulties of combining the operations of the companies include, among others:

•	Retaining key employees;

•	Coordinating research and development activities;

•	Consolidating corporate and administrative functions;

•	Minimizing the diversion of management’s attention from ongoing business concerns; and

•	Coordinating geographically separate organizations.

In addition, even if we are able to successfully integrate, the integrations may not result in the realization of the full benefits of development and growth opportunities that we currently expect or that these benefits will be achieved within the anticipated time frame. Our failure to achieve these benefits could have a material adverse effect on our results of operations.

We may need to obtain additional capital to grow our business and complete our product portfolio development and expansion plans. Issuance of new securities may dilute the interests of our stockholders and constrain our operating flexibility.

We may need to raise additional funds for various reasons including the following:

•	to expand our portfolio of marketed products and product candidates;

•	to develop products we have acquired or licensed;

•	to obtain necessary working capital; and

•	to fund operating losses.

Adequate funds for these purposes may not be available when needed or on terms acceptable to us. Insufficient funds may cause us to delay, scale back, or abandon some or all of our product acquisition and licensing programs and product development programs. We may seek additional funding through public and private financing, including equity and debt financing or enter into collaborative arrangements. Any sale of additional convertible debt securities or equity securities may result in additional dilution to our stockholders and any debt financing may require us to pledge our assets and enter into restrictive covenants. Entry into collaborative arrangements may require us to give up rights to some of our products or to some potential markets or to enter into licensing arrangements on unfavorable terms.

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

With respect to products in which we own rights outside the United States, we have entered into alliances with various multinational and foreign pharmaceutical companies related to the development and commercialization of our products and product candidates in markets outside the United States. Our continued relationships with strategic collaborators are dependent in part on the successful achievement of development milestones. If we or our collaborators do not achieve these milestones, or we are unable to enter into agreements with our collaborators to modify their terms, these agreements could terminate, which could cause a loss of licensing revenue, a loss of future commercial product potential and a decline in our stock price.

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

Other pharmaceutical companies are developing products, which, if approved by the FDA, will compete directly with our products. Our competitors could also develop and introduce generic drugs comparable to our products, or drugs or other therapies that address the underlying causes of the symptoms that our products treat. If a product developed by a competitor is more effective than our product, or priced lower than our product, then our product revenue could decrease and our stock price could decline.

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

The FDA awarded us orphan drug status for Salagen Tablets in 1994 as a treatment for the symptoms of xerostomia, or severe dry mouth, induced by radiation therapy in head and neck cancer patients and in 1998 for the symptoms of dry mouth associated with Sjögren’s syndrome. An orphan drug designation entitles us to marketing exclusivity of the protected drug for the stated condition for a period of seven years. Our orphan drug protection for Salagen Tablets expired in March 2001 for the treatment of symptoms of radiation-induced xerostomia in head and neck cancer patients and will expired in February 2005 for the Sjögren’s syndrome indication. Beginning in December 2004, generic 5 milligram pilocarpine hydrochloride tablets entered the United States markets where Salagen Tablets compete and we have suspended direct promotion of Salagen Tablets. If the introduction of these competing products adheres to the classic pattern of initial generic competition in a pharmaceutical product class, we would expect Salagen Tablets sales to decline significantly from our 2004 sales of $29.3 million in the United States.

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

The Medicare Prescription Drug, Improvement, and Modernization Act of 2003 together with rulemaking by the Centers for Medicare and Medicaid Services (CMS) require a number of changes in Medicare practices, including reimbursement. The changes made to date are not expected to have an adverse affect on our operations, sales or the price of our stock, but we cannot predict the impact, if any of future provider reimbursement changes.

Salagen Tablets and Aloxi injection generally have been eligible for reimbursement to providers from third-party payors and we have applied for, or in certain cases already received confirmation of, reimbursement eligibility for providers for Aloxi injection. Third-party reimbursement is important to the commercialization of our products. If government entities and other third-party payors do not provide adequate reimbursement levels to providers for our products, our product and license revenues would be materially and adversely affected and our stock price could decline.

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

Our operations and the operations of our third-party contractors involve the controlled use of hazardous materials. We cannot eliminate the risk of accidental contamination or injury from these materials. In the event of an accident or environmental discharge, third parties may hold us liable for any resulting damages, which may exceed our financial resources and may have a material adverse effect on our ability to fund our operations.

RISKS RELATED TO OUR OUTSTANDING SECURITIES

Our stock price is volatile, which may result in significant losses to stockholders and holders of our convertible notes.

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

The trading price of our common stock has been, and could continue to be, subject to wide fluctuations in response to these factors, including the sale or attempted sale of a large amount of our common stock into the market. Our stock price ranged from $2.34 to $34.49 per share during the three-year period ended December 31, 2004. Broad market fluctuations may also adversely affect the market price of our common stock.

In the past, following large falls in the price of a company’s shares, securities class action litigation has often been initiated against that company. Litigation of this type could result in substantial costs and diversion of management’s attention and resources, which could harm our business. Any adverse determination in litigation could subject us to significant liabilities.

We have outstanding options and convertible notes that have the potential to dilute stockholder value and cause our stock value to decline.

We routinely grant stock options to our employees and other individuals. At December 31, 2004, we had options outstanding at option prices ranging from $1.81 to $33.22 for 9,429,500 shares of our common stock that have been registered for resale. We have also issued convertible debt that is convertible into 8,269,942 shares of common stock at an initial conversion price of $31.46 per share of common stock. Conversion is contingent on a number of factors that have not yet been satisfied. Consequently, we are not able to estimate when, if ever, the convertible debt will be converted into common stock, but any such conversion would almost certainly dilute stockholder value.

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

The indenture does not prohibit or limit us and would not limit any of our subsidiaries from incurring senior indebtedness or incurring other indebtedness and other liabilities. As of December 31, 2004, we do not have senior indebtedness outstanding, and have no senior subordinated indebtedness other than the notes. We anticipate that from time to time we will incur additional senior indebtedness and other additional liabilities.

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

The indenture governing the notes does not contain any financial or operating covenants or restrictions on the payment of dividends, the incurrence of indebtedness, the granting of security to other creditors, the movement of assets to subsidiaries which incur debt or the issuance or repurchase of securities by us or any subsidiaries that we may acquire in the future.

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

Our charter documents, our stockholder rights plan and Minnesota law contain provisions that could delay or prevent an acquisition of our company.

Our charter documents contain provisions that may discourage third parties from seeking to acquire our company. These provisions include:

•	advance notice requirements for stockholder proposals and nominations; and

•	the authority of the board of directors to issue, without stockholder approval, preferred stock with such terms as the board of directors may determine.

In addition, our board of directors has adopted a stockholder rights plan, or poison pill, which enables our board of directors to issue preferred stock purchase rights that would be triggered by an acquisition of 15 percent or more of the outstanding shares of our common stock. These provisions and specific provisions of Minnesota law relating to business combinations with interested stockholders may have the effect of delaying, deterring or preventing a merger or change in control. Some of these provisions may discourage a future acquisition of our company even if stockholders would receive an attractive value for their shares or if a significant number of our stockholders believed such a proposed transaction to be in their best interests. As a result, stockholders who desire to participate in such a transaction may not have the opportunity to do so.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Our operations are not subject to risks of material foreign currency fluctuations, nor do we use derivative financial instruments in our investment practices. We place our marketable investments in instruments that meet high credit quality standards, as specified in our investment policy guidelines. We do not expect material losses with respect to our investment portfolio or exposure to market risks associated with interest rates. The impact on our net loss as a result of a one percentage point change in short-term interest rates would be approximately $2.1 million based on our cash, cash equivalents and unrestricted short-term marketable investment balances at December 31, 2004.

Item 8.	Financial Statements and Supplementary Data

MGI PHARMA, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	December 31, 2004	December 31, 2003
ASSETS:
Current assets:
Cash and cash equivalents	$10,098	$5,491
Short-term marketable investments	195,384	134,443
Restricted marketable investments	5,832	—
Receivables, less contractual and bad debt allowances of $12,227 and $3,315	122,275	6,224
Inventories	8,408	7,437
Prepaid expenses	481	922

Total current assets	342,478	154,517

Restricted cash	600	—
Equipment, furniture and leasehold improvements, at cost less accumulated depreciation of $3,505 and $3,041	2,666	2,829
Long-term marketable investments	66,848	37,820
Restricted marketable investments, less current portion	8,519	—
Debt issuance costs, less accumulated amortization of $969 and $11	7,167	39
Long-term equity investment	—	3,646
Intangible assets, at cost less accumulated amortization of $5,239 and $3,667	7,995	5,653
Other assets	62	54

Total assets	$436,335	$204,558

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current liabilities:
Accounts payable	$14,831	$4,039
Accrued expenses	43,244	21,632
Deferred revenue	624	245
Other current liabilities	124	29

Total current liabilities	58,823	25,945

Noncurrent liabilities:
Senior subordinated convertible notes, face value of $348,000 and $21,000, net of unamortized discount of $87,828 as of December 31, 2004 and unamortized warrant costs of $1,361 as of December 31, 2003	260,172	19,678
Deferred revenue	1,951	2,196
Other noncurrent liabilities	879	129

Total noncurrent liabilities	263,002	22,003

Total liabilities	321,825	47,948

Commitments and contingencies (See Note 5)

Stockholders’ equity:
Preferred stock, 10,000,000 authorized and unissued shares	—	—
Common stock, $0.01 par value, 140,000,000 authorized shares, 71,041,179 and 63,393,964 issued and outstanding shares	710	634
Additional paid-in capital	418,659	377,348
Unearned compensation	(3,216)	(24)
Accumulated other comprehensive income	5,428	—
Accumulated deficit	(307,071)	(221,348)

Total stockholders’ equity	114,510	156,610

Total liabilities and stockholders’ equity	$436,335	$204,558

See accompanying Notes to Consolidated Financial Statements.

MGI PHARMA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Year Ended December 31,
	2004	2003	2002
Revenues:
Sales	$192,089	$39,858	$25,402
Licensing	3,578	9,527	2,801

	195,667	49,385	28,203

Costs and expenses:
Cost of sales	60,847	8,163	4,422
Selling, general and administrative	73,802	50,410	28,827
Research and development	62,625	50,121	32,214
Acquired in-process research and development	83,117	—	—

	280,391	108,694	65,463

Loss from operations	(84,724)	(59,309)	(37,260)
Interest income	5,330	1,553	1,279
Interest expense	(5,989)	(998)	(83)
Impairment of investment	—	(3,154)	—

Loss before income taxes	(85,383)	(61,908)	(36,064)
Provision for income taxes	(340)	—	—

Net loss	$(85,723)	$(61,908)	$(36,064)

Net loss per common share:
Basic	$(1.23)	$(1.11)	$(0.72)
Diluted	$(1.23)	$(1.11)	$(0.72)
Weighted average number of common shares outstanding:
Basic	69,897	55,556	50,220
Diluted	69,897	55,556	50,220

See accompanying Notes to Consolidated Financial Statements.

MGI PHARMA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2004	2003	2002
Operating activities:
Net loss	$(85,723)	$(61,908)	$(36,064)
Adjustments to reconcile net loss to net cash used in operating activities:
Acquired in-process research and development	83,117	—	—
Impairment of investment	—	3,154	—
Depreciation and intangible amortization	2,787	2,230	2,048
Benefit plan contribution	1,400	1,292	949
Employee stock compensation expense	1,479	105	111
Stock option term modification	—	—	216
Amortization of non-cash financing charges	1,081	368	29
Other	220	48	127
Changes in operating assets and liabilities (net of acquisitions):
Receivables	(115,091)	(3,475)	(1,213)
Inventories	(971)	(5,658)	(279)
Prepaid expenses	610	(473)	(202)
Accounts payable	10,792	2,135	230
Accrued expenses	19,691	12,842	(2,713)
Deferred revenue	113	(7,387)	(794)
Other current liabilities	(51)	9	(2)

Net cash used in operating activities	(80,546)	(56,718)	(37,557)

Investing activities:
Purchase of investments	(3,378,885)	(1,246,255)	(396,831)
Maturity/sale of investments	3,322,390	1,132,405	399,966
Acquisition of Hexalen capsules	—	—	(1,200)
Acquisition of businesses, net of cash acquired	(86,182)	—	—
Purchase of available for sale equity securities	(24,400)	—	—
Extension of rights for Aloxi injection	—	(2,229)	—
Purchase of equipment, furniture and leasehold improvements	(1,065)	(745)	(653)
Other	—	436	(60)

Net cash provided by (used in) investing activities	(168,142)	(116,388)	1,221

Financing activities:
Proceeds from issuance of shares, net	—	168,581	—
Proceeds of debt offering	260,172	—	21,000
Issuance costs of debt offering	(8,136)	—	(50)
Restricted cash	—	—	4,000
Receipt (payment) of deposit payable	—	(4,300)	550
Issuance of shares under stock plans	11,760	12,255	701
Issuance of shares through stock purchase warrant exercise	3,850	—	—
Purchase of restricted marketable securities held by trustee for debt service	(17,081)	—	—
Maturity of restricted marketable securities held by trustee for debt service	2,730	—	—
Other	—	—	30

Net cash provided by financing activities	253,295	176,536	26,231

Increase in cash and cash equivalents	4,607	3,430	(10,106)
Cash and cash equivalents at beginning of year	5,491	2,061	12,167

Cash and cash equivalents at end of year	$10,098	$5,491	$2,061

Supplemental disclosure of cash flow information:
Cash paid for interest	$3,010	$630	$—

See accompanying Notes to Consolidated Financial Statements.

MGI PHARMA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

	Shares	Common Stock	Additional Paid-in Capital	Unearned Compensation	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders’ Equity
Balance at December 31, 2001	50,010	$500	$191,811	$—	$—	$(123,376)	$68,935
Exercise of stock options	32	—	94	—	—	—	94
Employee retirement plan contribution	146	2	917	—	—	—	919
Employee stock purchase plan	214	2	605	—	—	—	607
Stock option term modification	—	—	215	—	—	—	215
Restricted stock issuance	70	1	239	(240)	—	—	—
Amortization of restricted stock to compensation expense	—	—	—	111	—	—	111
Issuance of warrants under convertible debt	—	—	1,688	—	—	—	1,688
Other issuances	2	—	98	—	—	—	98
Net loss	—	—	—	—	—	(36,064)	(36,064)

Balance at December 31, 2002	50,474	505	195,667	(129)	—	(159,440)	36,603
Issuance of stock in public offering	10,120	101	168,480	—	—	—	168,581
Exercise of stock options	2,454	25	11,466	—	—	—	11,491
Employee retirement plan contribution	208	2	1,016	—	—	—	1,018
Employee stock purchase plan	146	1	763	—	—	—	764
Restricted stock cancellation	(10)	—	(100)	—	—	—	(100)
Amortization of restricted stock to compensation expense	—	—	—	105	—	—	105
Amortization of warrants value under convertible debt	—	—	20	—	—	—	20
Other issuances	2	—	36	—	—	—	36
Net loss	—	—	—	—	—	(61,908)	(61,908)

Balance at December 31, 2003	63,394	634	377,348	(24)	—	(221,348)	156,610
Conversion of debt	5,142	51	19,700	—	—	—	19,751
Exercise of stock purchase warrants	800	8	3,842				3,850
Exercise of stock options	1,586	16	10,412	—	—	—	10,428
Employee retirement plan contribution	60	—	1,571	—	—	—	1,571
Employee stock purchase plan	66	1	1,331	—	—	—	1,332
Restricted stock and stock option issuance	—	—	4,333	(4,333)	—	—	—
Restricted stock cancellation	(8)	—	(253)	—	—	—	(253)
Stock option expense and amortization of restricted stock to compensation expense	—	—	—	1,141	—	—	1,141
Income tax benefit related to employee stock awards	—	—	340	—	—	—	340
Other issuances	1	—	35	—	—	—	35
Components of comprehensive loss:
Net loss	—	—	—	—	—	(85,723)	(85,723)
Unrealized gain on available for sale investments	—	—	—	—	5,428	—	5,428

Total comprehensive loss							(80,295)

Balance at December 31, 2004	71,041	$710	$418,659	$(3,216)	$5,428	$(307,071)	$114,510

See accompanying Notes to Consolidated Financial Statements.

MGI PHARMA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies

Description: MGI PHARMA, INC. (including its subsidiaries, “MGI PHARMA,” “we,” or the “Company”) is an oncology-focused biopharmaceutical company that acquires, develops and commercializes proprietary products that address patient needs. We focus our direct sales efforts within the United States and create alliances with other pharmaceutical or biotechnology companies for the commercialization of our products in other countries. We have facilities in Bloomington, Minnesota; Princeton, New Jersey; and Lexington, Massachusetts.

Principles of Consolidation: The consolidated financial statements include the accounts of MGI PHARMA, INC. and its wholly-owned subsidiaries. All material intercompany transactions have been eliminated in consolidation. On September 3, 2004 and September 28, 2004, the Company completed its acquisitions of Zycos, Inc. (“Zycos”) and Aesgen, Inc. (“Aesgen”), respectively (see Note 6). Commencing September 3, 2004 and September 28, 2004, the Company has included in its results of operations for the year ended December 31, 2004 the results of Zycos and Aesgen.

Use of Estimates: Preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions affecting reported asset and liability amounts and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents: We consider highly liquid marketable securities with remaining maturities of ninety days or less at the time of purchase to be cash equivalents.

Marketable Investments: Short-term marketable investments consist of highly liquid marketable debt securities with remaining maturities of one year or less at the balance sheet date. Long-term marketable investments are highly liquid marketable debt securities with remaining maturities of more than one year at the balance sheet date and publicly traded, equity securities.

Debt securities that have been classified as held-to-maturity have been so classified due to our intent and ability to hold such securities to maturity. All other debt securities have been classified as available-for-sale. Debt securities are reported at amortized cost, which approximates fair value. Amortized cost is adjusted for amortization of premiums and discounts to maturity, and this amortization is included in interest income in the accompanying consolidated statements of operations.

Publicly traded, equity securities are classified as available-for-sale under Statement of Financial Accounting Standards (SFAS) No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” In accordance with SFAS 115, available-for-sale marketable securities are accounted for at market prices, with the unrealized gains or losses included in “Accumulated other comprehensive income” as a separate component of stockholders’ equity.

At December 31, 2004, the Company began to classify its investment in auction-rate securities as short-term marketable investments. Previously, these investments were included in cash and cash equivalents and totaled $162 million, $111 million and $51 million at December 31, 2004, 2003 and 2002, respectively. Such amounts have been reclassified in the consolidated financial statements presented. This change in classification has no effect on the amounts of total current assets, total assets, net income, or cash flows from operations of the Company.

Fair Value of other Financial Instruments: Other financial instruments, including accounts receivable, accounts payable and accrued liabilities, are carried at cost, which we believe approximates fair value because of the short-term maturity of these instruments. The fair value of our convertible subordinated debt was $286.7 million at December 31, 2004, which we determined using available market information.

Convertible Debt: Convertible debt is stated at face value, less unamortized discount and less unamortized warrant cost (see Note 10).

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

We grant credit primarily to pharmaceutical wholesale distributors throughout the United States in the normal course of business. We had three customers which individually accounted for more than 10 percent of our revenue in 2004. In total, these three customers accounted for 67 percent of 2004 revenue. Customer credit-worthiness is routinely monitored and collateral is not normally required.

Concentration of Supply Risk: We depend on a single supplier to provide Aloxi® injection, which accounted for 83 percent of our sales revenue in 2004. If this supplier is unable to meet our demand we may be unable to provide Aloxi injection for commercial sale.

We depend on a single supplier to provide the active ingredient for Salagen® (pilocarpine hydrochloride) Tablets, which accounted for 15 percent of our sales during 2004. If this supplier ends its relationship with us, or is unable to meet our demand for the ingredient, we may be unable to provide Salagen Tablets for commercial sale.

Inventories: Inventories are stated at the lower of cost or market. Cost is determined on a first-in, first-out basis.

Property and Equipment: Property and equipment are stated at cost and depreciated over the estimated useful lives of the respective assets on a straight-line basis. Estimated useful lives of equipment and furniture range from three to ten years. Leasehold improvements are amortized over the shorter of the lease term or the useful life of the improvements.

Acquired Product Rights: Payments for the acquisition of products that, at the time of acquisition are already marketed or are approved by the FDA for marketing are capitalized and amortized ratably over the estimated life of the products. At the time of acquisition, the product life is estimated based upon the term of the agreement, patent life of the product and our assessment of future sales and profitability of the product. We assess this estimate regularly during the amortization period and adjust the asset value or useful life when appropriate. Payments for the acquisition of products that, at the time of the acquisition, are under development or are not approved by the FDA for marketing, have not reached technical feasibility and have no foreseeable alternative future uses are expensed as research and development or acquired in-process research and development.

Acquired product rights in 2004 related to the acquisition of Aesgen (see Note 6), acquired product rights in 2003 related to the extension of the Aloxi CINV license agreement (see Note 7) and acquired product rights in 2000 related to Hexalen capsules (see Note 15) totaled $12.9 million at December 31, 2004. Accumulated amortization of these product rights was $5.2 million at December 31, 2004.

Impairment of Long-Lived Assets: In accordance with Statement of Financial Accounting Standards (“SFAS”) 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” we periodically evaluate both internal and external factors to assess whether the carrying values of our long-lived assets are impaired. If indicators of impairment exist, we assess the recoverability of the affected long-lived assets by determining whether the carrying value of such assets can be recovered through undiscounted future operating cash flows. If impairment is indicated, we will measure the amount of such impairment by comparing the carrying value of the asset to the present value of the expected future cash flows associated with the use of the asset.

We own an approximate 10 percent investment in MethylGene Inc., a Canada-based biopharmaceutical company. MethylGene completed its initial public offering and began trading publicly on the Toronto Stock Exchange on June 29, 2004. Prior to MethylGene becoming a publicly traded company, our minority investment in MethylGene was reported as a “Long-term equity investment” at the lower of its cost, or if its value was other than temporarily impaired, at its estimated fair value. We reviewed its fair value on a periodic basis. Until MethylGene became publicly traded, the value of this investment was inherently more difficult to estimate than an investment in a public company. In November of 2003, MethylGene, Inc. management negotiated a financing term sheet at arms length that indicated the value of our investment had declined from its original cost of $6.8 million to $3.6 million as of December 31, 2003 and an impairment of this investment had occurred which was considered to be other than temporary. Although, MethylGene’s Board of Directors ultimately rejected the financing terms, these terms provided the best available estimate of fair value for our investment in MethylGene and accordingly, we recorded an impairment charge of $3.2 million in the year ended December 31, 2003.

Upon becoming a publicly traded company, our minority investment in MethylGene is now reported as a “Long-term marketable investment” as an available-for-sale equity security that is reported at fair market value. Unrealized gains or losses from our available-for-sale, equity securities are included in “Accumulated other comprehensive income.”

Sales Revenue Recognition: We recognize sales revenue when substantially all of the risks and rewards of ownership have transferred to our customer. Depending upon the specific terms of a sale, revenue is recognized upon delivery of products to customers, upon fulfillment of acceptance terms, if any, and when no significant contractual obligations remain. Net sales reflect reduction of gross sales at the time of initial sales recognition for estimated wholesaler chargebacks (as more fully described below), allowances for product returns, discounts, administrative fees and other rebates. Accrued balances for chargebacks, product returns, discounts, administrative fees and other rebates were $27.2 million, $6.7 million and $1.9 million as of December 31, 2004, 2003 and 2002, respectively. Accrued balances for chargebacks and discounts reduce “Receivables” and accrued balances for product returns, administrative fees and rebates increase “Accrued expenses.”

Chargebacks, administrative fees and rebates: The majority of our products are distributed through independent pharmaceutical wholesalers. In accordance with industry practice, sales to wholesalers are initially transacted at wholesale acquisition cost. The wholesalers then generally sell to an end user (normally a clinic, hospital, alternative healthcare facility, or an independent pharmacy) at a lower contracted price. Based upon the identity of the end user, that end-user’s price may have been contractually established between us and a group purchasing organization or by operation of government reimbursement rules.

In conjunction with recognizing a sale to a wholesaler, “Sales” revenues and “Receivables” are reduced by the difference between the list price and the estimated average end-user contract price. This accrual is calculated on a product specific basis by applying the anticipated, weighted-average contract price to the estimated number of outstanding units sold to wholesalers that will ultimately be sold under end-user contracts. When the wholesaler ultimately sells the product to the end user at the agreed upon end-user contract price, the wholesaler charges us (“chargeback”) for the difference between the wholesale acquisition price and the end-user price and such chargeback is offset against our initial accrual balance.

Wholesalers and group purchasing organizations may also receive fees from us based on unit volume activity. In addition, we provide rebates to the end user based on units purchased. In conjunction with recognizing a sale to a wholesaler, sales revenues are reduced and accrued expenses are increased by our estimates of the administrative fees and rebates that will be owed.

Licensing Revenue Recognition: Under Staff Accounting Bulletin No. 104 “Revenue Recognition”, we recognize revenue from licensing arrangements using a contingency-adjusted performance model. Under this method, revenue related to up-front, time-based, and performance-based licensing payments is recognized over the contract performance period. We recognize the aggregate of nonrefundable up-front and time-based fees ratably over the effective term of the underlying license and related supply arrangements. Performance-based, contingent license payment amounts are recognized on a pro rata basis in the period the licensee achieves the performance criteria to the extent of the timing of the achievement of the milestone in relation to the term of the underlying arrangements – approximating the extent of contingent performance through the date of the milestone achievement in relation to the full term of the underlying arrangements. We recognize the remaining portion of any milestone payments over the remaining term of the underlying arrangements. Payments received by us in excess of amounts earned are classified as deferred revenue. We recognized $245,000 and $7,386,972 of amortized deferred revenue in 2004 and 2003, respectively. At December 31, 2004, the Company has a current unamortized deferred revenue balance of $623,501 and a non-current balance of $1,951,000 (See Note 7). Further, in licensing revenues we recognize royalties on product sales and fees for support services provided to strategic collaborators when the related sales or provision of services occur.

Shipping and Handling Costs: Shipping and handling costs, which include transportation to customers, transportation to distribution points and warehouse and handling costs, are classified as “Cost of sales.” We typically do not charge domestic customers for shipping and handling costs.

Advertising and Promotion Costs: Costs of advertising and promotion are expensed as incurred and were $12.3 million, $13.8 million and $2.8 million in 2004, 2003 and 2002, respectively. We do not defer any costs related to direct-response advertising.

Income Taxes: In accordance with SFAS No. 109, “Accounting for Income Taxes,” deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. A valuation allowance is carried against deferred tax assets until it is deemed more-likely-than-not that the deferred tax assets will be realized.

Stock-Based Compensation: As permitted by SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), we have elected to follow Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and related interpretations in accounting for stock-based employee compensation. Under APB 25, if the exercise price of our employee and director stock options equals or exceeds the market price of the underlying stock on the date of grant, no compensation expense is recognized.

When the exercise price of the employee or director stock options is less than the market price of the underlying stock on the grant date, we record deferred compensation for the difference. We amortize deferred compensation using the graded vesting method over the vesting period of the original award, generally four years. We record options or stock awards issued to non-employees at their fair value as determined in accordance with SFAS 123, which we recognize over the related service period.

The following table illustrates the effect on net loss and net loss per share if we had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation:

(in thousands, except per share data)	2004	2003	2002
Net loss, as reported	$(85,723)	$(61,908)	$(36,064)
Add: Stock-based employee compensation expense, included in reported net loss	95	—	—
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(23,792)	(9,454)	(7,298)

Pro forma net loss	$(109,420)	$(71,362)	$(43,362)

Net loss per common share:
As reported basic and diluted	$(1.23)	$(1.11)	$(0.72)
Pro forma basic and diluted	$(1.57)	$(1.28)	$(0.86)

The per share weighted-average fair value of stock options granted during 2004, 2003 and 2002 was $20.88, $12.93 and $5.17, respectively, on the date of grant, using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	2004	2003	2002
Expected dividend yield	0%	0%	0%
Risk-free interest rate	3.43%	2.70%	3.82%
Annualized volatility	0.8	0.8	0.8
Expected life, in years	5.25	5	5

Research and Development: Research and development expenses include salaries, contractor and consultant fees, external clinical trial expenses performed by contract research organizations (“CROs”), collaborators, in-licensing fees and facility and administrative expense allocations. Alternatively, our research and development expenses can be described as including research, pharmaceutical manufacturing development and clinical development costs. Research costs typically consist of applied and basic research and preclinical and toxicology work. Pharmaceutical manufacturing development costs consist of product formulation, chemical analysis and the transfer and scale-up of manufacturing at our contract manufacturers. Clinical development costs include the costs of Phase 1, 2 and 3 clinical trials. These costs, along with the manufacturing scale-up costs, are a significant component of research and development expenses. We fund research and development at research institutions under agreements that are generally cancelable at our option.

Estimates related to our accounting for outsourced preclinical and clinical trial expenses are based on contracts with CROs that generally require payments based upon patient enrollment and trial progress. We analyze the progress of clinical trials, including the stage of patient enrollment, invoices received and contracted costs when evaluating the adequacy of the accrued liabilities. We periodically audit the CROs’ data and cut-off procedures. These estimates are a modest portion of our total research and development expenses.

We intend to continue engaging CROs under contracts with terms similar to our historical contracts for outsourced preclinical and clinical trial expenses, so our historical experience of no material adjustments to estimates is expected to continue. If we pursue new and varied approaches to preclinical and clinical trials, we will update the estimates related to outsourced preclinical and clinical trial expenses for changes in facts and circumstances as appropriate.

Amortization: Amortization of intangible assets relating to the purchase of the Hexalen capsules business is recognized as the greater of the amount computed on a straight-line basis over the six-year period of estimated commercial life of Hexalen capsules ending November 30, 2006, or in proportion to the actual product contribution compared to estimated product contribution over this estimated commercial life of Hexalen capsules.

As a result of amending the Helsinn Healthcare SA license agreement in 2003 to expand our product rights, the term was extended for our preexisting rights to Aloxi injection for prevention of CINV. We recorded an intangible asset of $2,229,000 related to these rights that is being amortized on a straight-line basis over an approximate twelve-year period ending December 31, 2015 (see Note 7).

As a result of the Aesgen acquisition, amortization of intangible assets related to product rights for calcitriol and pamidronate are being amortized on a straight-line basis over a five-year period ending September 30, 2009 (see Note 6).

As a result of the Zycos acquisition, amortization of an intangible asset related to acquired workforce is being amortized on a straight-line basis over a four-year period ending September 2, 2008 (see Note 6).

Amortized Intangible Asset:

(in thousands)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Hexalen product rights	$7,092	$(4,827)	$2,265
Helsinn CINV license agreement	2,229	(207)	2,022
Zycos workforce	313	(25)	288
Calcitriol and pamidronate product rights	3,600	(180)	3,420

Total	$13,234	$(5,239)	$7,995

Amortization for the year ended December 31, (in thousands):	2004	2003	2002
Amortization expense	$1,573	$1,205	$1,182

Estimated amortization expense for the year ending:

(in thousands)
December 31, 2005	$2,164
December 31, 2006	$2,066
December 31, 2007	$982
December 31, 2008	$956
December 31, 2009	$724

Comprehensive Income (Loss): SFAS No. 130, “Reporting Comprehensive Income,” requires components of other comprehensive income, including unrealized gains and losses on available-for-sale securities, to be included in total comprehensive income (loss). Other comprehensive income has no impact on our net loss but is reflected in our balance sheet through an adjustment to “Stockholders’ equity.” The components of comprehensive income (loss) are as follows:

	Year Ended December 31,
(in thousands)	2004	2003	2002
Net loss, as reported	$(85,723)	$(61,908)	$(36,064)
Unrealized gain from securities classified as available for sale	5,428	—	—

Total comprehensive loss	$(80,295)	$(61,908)	$(36,064)

Loss Per Common Share: We compute basic net loss per share by dividing the net loss for the period by the weighted average number of common shares outstanding during the period. We compute diluted net loss per share by dividing the net loss for the period by the weighted average number of common and common equivalent shares outstanding during the period. We exclude potentially dilutive securities, composed of incremental common shares issuable upon the exercise of stock options and common shares issuable on conversion of our convertible notes, from diluted net loss per share because of their anti-dilutive effect. Diluted loss per share for the years ended December 31, 2004, 2003 and 2002 excludes the following potentially dilutive securities as their inclusion would be anti-dilutive:

	Year Ended December 31,
(in thousands)	2004	2003	2002
Options	9,429	8,702	8,258
Shares issuable upon conversion of convertible debt and warrants	8,270	5,943	5,943

Loss per common share for the years ended December 31, 2004, 2003 and 2002 is based on weighted average shares outstanding as summarized in the following table:

	Year Ended December 31,
(in thousands)	2004	2003	2002
Weighted-average shares—basic	69,897	55,556	50,220
Effect of dilutive stock options	—	—	—
Effect of convertible debt and warrants	—	—	—

Weighted-average shares—assuming dilution	69,897	55,556	50,220

Reclassification: Certain prior year amounts have been reclassified to conform to current year presentation.

New Accounting Pronouncements:

In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123 (Revised 2004), “Share-Based Payment.” SFAS No 123R is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation” and supersedes Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees” and its related implementation guidance. SFAS No. 123R focuses primarily on accounting for transactions in which an entity obtains employee services through share-based payment transactions. SFAS No 123R requires a public entity to measure the cost of employee services received in exchange for the award of equity instruments based on the fair value of the award at the date of grant. The cost will be recognized over the period during which an employee is required to provide services in exchange for the award. SFAS No. 123R is effective as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. While the Company cannot precisely determine the impact on net earnings as a result of the adoption of SFAS No 123R, estimated compensation expense related to prior periods can be found under the heading “Stock-Based Compensation” above. The ultimate amount of increased compensation expense will be dependent on whether the Company adopts SFAS 123R using the modified prospective or retrospective method, the number of option shares granted during the year, their timing and vesting period, and the method used to calculate the fair value of the awards, among other factors.

At its October 2004 meeting, the Emerging Issues Task Force of the FASB reached a consensus on Issue No. 04-8, “The Effect of Contingently Convertible Debt on Diluted Earnings per Share.” The consensus requires contingently convertible instruments be included in diluted earnings per share (if dilutive) regardless of whether the market price trigger has been met. The consensus is to be applied to contingently convertible instruments in reporting periods beginning after December 15, 2004. The adoption of this consensus had no effect on the Company’s consolidated financial statements as presented. The potential dilutive shares related to our senior subordinated convertible notes issued in March 2004 are excluded from our diluted loss per share for fiscal 2004, 2003 and 2002 because their inclusion in a calculation of net loss per share would be antidilutive. When dilutive, our diluted shares outstanding will be increased by up to 8.3 million shares and the net earnings used for earnings per share calculations could be adjusted, using the if-converted method. The Company would estimates it would need to record annual net income of approximately $63 million in order for the effect of this pronouncement to be dilutive to EPS.

2. Marketable Investments

Marketable investments consisted of held-to-maturity and available-for-sale debt investments that are reported at amortized cost, which approximates fair market value and available-for-sale, publicly traded, equity securities that are reported at fair market value. Unrealized gains or losses from the available-for-sale, marketable securities are included in “Accumulated other comprehensive income,” as a separate component of “Stockholders’ equity.” Short-term marketable investments at December 31, 2004 and 2003 are summarized in the following table:

(in thousands)	2004	2003
Corporate notes (classified as held-to-maturity)	$33,071	$23,363
Auction rate securities (classified as available-for-sale)	162,313	111,080

	$195,384	$134,443

“Long-term marketable investments” at December 31, 2004 and 2003 consisted of publicly traded, equity securities, corporate notes and United States government agencies debt. The corporate notes and United States government agencies debt mature between January of 2006 and April of 2006. Long-term marketable securities are summarized in the following table:

(in thousands)	2004	2003
Corporate notes (classified as held-to-maturity)	$3,184	$8,041
Equity securities (classified as available-for-sale)	33,474	—
Government agencies (classified as held-to-maturity)	30,190	29,779

	$66,848	$37,820

3. Inventories

Inventories at December 31, 2004 and 2003 are summarized as follows:

(in thousands)	2004	2003
Raw materials and supplies	$328	$348
Work in process	397	593
Finished products	7,473	6,496
Inventories consigned to others	210	—

	$8,408	$7,437

4. Accrued Expenses

Accrued expenses at December 31, 2004 and 2003 are summarized as follows:

(in thousands)	2004	2003
Product rebate and other fees	$14,229	$1,080
License fees	4,576	491
Field sales bonuses	3,800	843
Other bonuses	3,512	1,297
Product development commitments	3,314	11,056
Retirement plan	2,624	1,573
Product returns	2,448	1,485
Interest	1,951	53
Other accrued expenses	6,790	3,754

	$43,244	$21,632

5. Commitments and Contingencies

Litigation

The Company is party to various claims, investigations and legal proceedings arising in the ordinary course of business. These claims, investigations and legal proceedings relate to intellectual property rights, contractual rights and obligations, employee matters, claims of product liability and other issues. While there is no assurance that an adverse determination of any of such matters could not have a material adverse impact in any future period, management does not believe, based up on information known to it, that the final resolution of any of these matters will have a material adverse effect upon the Company’s consolidated financial position and results of operations or cash flows.

Leases

We lease administrative and laboratory facilities under non-cancelable lease agreements in Bloomington, Minnesota, Princeton, New Jersey and Lexington, Massachusetts. These leases contain renewal options and require us to pay operating costs, including property taxes, insurance and maintenance. At December 31, 2004, we have an accrual of $101,781 for lease obligations through July 2005 for former office space in excess of estimated sublease rental income. Rent expense was $1,739,264, $1,436,167 and $1,205,027 in 2004, 2003 and 2002, respectively.

Gross future minimum lease payments under non-cancelable leases, including both the current and former office spaces, are as follows:

(in thousands)
2005	$2,810
2006	2,568
2007	2,605
2008	1,720
2009	1,126
Thereafter	559

Subtotal	$11,388

Less: Expected receipts on sublease	(182)

Net lease obligations	$11,206

6. Acquisitions

Zycos: On September 3, 2004, Zycos Acquisition Corp., a Delaware corporation and a wholly owned subsidiary of MGI PHARMA merged with and into Zycos Inc. (“Zycos”), a Delaware corporation, with Zycos surviving as our wholly owned subsidiary. Through the merger, we acquired all of the ownership interests in Zycos from its security holders. Zycos was a privately held, development stage company that focused on the creation and development of oncology and antiviral products. The transaction has been accounted for as a purchase of a development stage enterprise. Commencing September 3, 2004, the results of Zycos operations have been included in our consolidated financial statements.

As consideration for the acquisition of all ownership interests in Zycos, Inc., we paid $50 million in cash. In addition, we incurred $2.3 million in transaction fees, including legal, valuation, investment banking and accounting fees.

The preliminary purchase price of the Zycos acquisition determined in the third quarter of 2004 has been revised for additional transaction costs of $22,600. This amount increased the acquired in-process research and development expensed in the preliminary purchase price allocation. The following is the adjusted preliminary purchase price:

(in thousands)
Cash consideration	$50,000
Transaction costs	2,328

Total preliminary purchase price	$52,328

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

(in thousands)
Current assets, principally cash and cash equivalents	$976
Property, plant and equipment	150
Restricted cash	600
In-process research and development	51,417
Intangible – acquired workforce	313
Other assets	10
Current liabilities	(811)
Deferred revenue	(20)
Other liabilities	(307)

Total preliminary purchase price	$52,328

The acquired in-process research and development (“IPR&D”) represents product candidate compounds currently under development that have not yet achieved regulatory approval for marketing and have no alternative future use. Accordingly, the $51.4 million allocated to IPR&D was immediately expensed in the consolidated statement of operations in the third quarter of 2004. This charge is not deductible for tax purposes. The estimated fair value of these intangible assets was derived using a valuation from an independent third party. Zycos’ lead compound (“ZYC101a”) for the treatment of cervical dysplasia represents approximately 90 percent of the estimated fair value of the IPR&D.

There are several methods that can be used to determine the estimated fair value of the acquired IPR&D. We utilized the “income method,” which applies a probability weighting to the estimated future net cash flows that are derived from projected sales revenues and estimated costs. These projections are based on factors such as relevant market size, patent protection, historical pricing of similar products, and expected industry trends. The estimated future net cash flows are then discounted to the present value using an appropriate discount rate that incorporates the weighted cost of capital relative to our industry and us as well as product specific risks associated with the acquired in-process research and development products. Product specific risk factors included the product’s phase of development, likelihood of success, clinical data, target product profile and development plan. These cash flows were then discounted to a present value using a discount rate of approximately 28 percent. We believe the assumptions used in the valuation are reasonable at the time of the acquisition.

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

Acquired workforce is recognized as an identifiable and separate intangible asset in the case of an asset purchase where no goodwill will be recognized. The $313,000 assigned to acquired workforce was estimated using the cost approach and is being amortized over a four-year period.

The Company acquired deferred tax assets consisting of $19.2 million in federal income tax net operating loss carryforwards, $1.5 million in research and development tax credit carryforwards, $1.1 million in other tax assets and $0.1 million in deferred tax liabilities from the acquisition of Zycos along with the associated valuation allowance to fully reserve against those deferred tax assets due to the uncertainty over the ability to realize the acquired deferred tax benefits. In the event that the Company becomes profitable in the future and management determines that a valuation allowance is no longer required, any benefits realized from the use of the NOLs and credits acquired will first reduce to zero the intangible assets related to this acquisition and then reduce tax expense.

Aesgen: On September 28, 2004, MGIP Acquisition Corp., a Delaware corporation and a wholly owned subsidiary of MGI PHARMA, merged with and into Aesgen, Inc., a Delaware corporation (“Aesgen”), with Aesgen surviving as our wholly owned subsidiary. Aesgen, Inc. was a privately held company focused on treating side effects associated with cancer treatments. Aesgen’s lead product, SaforisTM oral suspension, is a phase 3 product candidate in development for treatment of oral mucositis. The transaction has been accounted for as a purchase business combination per SFAS 141, “Business Combinations”. Commencing September 28, 2004, the results of Aesgen’s operations have been included in our consolidated financial statements.

As consideration for all of the ownership interests in Aesgen, we paid $32 million in cash at the closing. In addition, we assumed $1.1 million in liabilities and incurred $1.9 million in transaction fees, including legal, valuation and accounting fees.

The following is a summary of potential contingent consideration to Aesgen’s former security holders:

•	$33 million upon FDA approval of Saforis™ oral suspension;

•	$25 million in the event that net sales of Aesgen products containing L-Glutamine, including Saforis oral suspension, exceed $50 million in the second year after commercial launch of Saforis oral suspension; and

•	For the ten year period after commercialization begins, a 5 percent royalty on net sales of Saforis oral suspension after cumulative net sales exceed $50 million .

•	A payment equal to three times net sales in the tenth year after commercialization begins.

No contingent consideration was paid or was payable as of December 31, 2004.

The preliminary purchase price of the Aesgen acquisition determined in the third quarter of 2004 has been revised for additional transaction costs of $89,425. The following is the adjusted preliminary purchase price:

(in thousands)
Cash consideration	$32,000
Liabilities assumed	1,152
Transaction costs	1,856

Total preliminary purchase price	$35,008

The preliminary purchase price was allocated to the tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values at the acquisition date. Since our initial allocation of the purchase price in the third quarter of 2004, our estimates have been revised for cash and cash equivalents ($18,333 decrease) and receivables ($447,816 decrease). These revisions reflect the realized fair value of the acquired assets. The excess of the fair values of the assets and liabilities over the purchase price amounted to $0.5 million and was allocated to negative goodwill. In accordance with SFAS 141, in a business combination with contingent consideration, the lesser of the maximum amount of contingent consideration or the total amount of negative goodwill should be recognized as a liability. In this case, negative goodwill is less than the maximum amount of contingent consideration and as a result, the $0.5 million is recognized as a noncurrent liability. The determination of estimated fair value requires management to make significant estimates and assumptions. We hired an independent third party to assist in the valuation of assets that were difficult to value. Although we do not anticipate any significant adjustments, to the extent that our estimates used in the purchase accounting need to be refined, we will do so upon making that determination but not later than one year from the date of acquisition. The following table summarizes the adjusted preliminary estimated fair values of the assets acquired and liabilities assumed as of the acquisition date:

(in thousands)
Cash and cash equivalents	$314
Receivables	1,686
Property, plant and equipment	27
In-process research and development	31,700
Intangible – product rights	3,600
Other assets	45
Current liabilities	(1,905)
Noncurrent liability (negative goodwill)	(459)

Total	$35,008

The acquired IPR&D represents product candidate compounds currently under development that have not yet achieved regulatory approval for marketing and have no alternative future use. Accordingly, the $31.7 million allocated to IPR&D was immediately expensed in the consolidated statement of operations in the third quarter of 2004. This charge is not deductible for tax purposes. The estimated fair value of these intangible assets was derived using a valuation from an independent third party. Aesgen’s lead product (Saforis oral suspension), a product candidate in development for treatment of oral mucositis, represents 100 percent of the estimated fair value of the IPR&D.

There are several methods that can be used to determine the estimated fair value of the acquired IPR&D. We utilized the “income method,” which applies a probability weighting to the estimated future net cash flows that are derived from projected sales revenues and estimated costs. These projections are based on factors such as relevant market size, patent protection, historical pricing of similar products, and expected industry trends. The estimated future net cash flows are then discounted to the present value using an appropriate discount rate that incorporates the weighted cost of capital relative to our industry and us as well as product specific risks associated with the acquired in-process research and development products. Product specific risk factors included the product’s phase of development, likelihood of success, clinical data, target product profile and development plan. These cash flows were then discounted to a present value using a discount rate of approximately 20 percent. We believe the assumptions used in the valuation are reasonable at the time of the acquisition.

The major risks and uncertainties associated with the timely and successful completion of this project consists of the ability to confirm the safety and efficacy of the technology based on the data from clinical trials and obtaining necessary regulatory approvals. In addition, no assurance can be given that the underlying assumptions used to forecast the cash flows or the timely and successful completion of such project will materialize, as estimated. For these reasons, among others, actual results may vary significantly from the estimated results.

Acquired identifiable intangible assets relate to product rights for calcitriol and pamidronate. Both products have demonstrated technical and commercial viability and have contracts that result in royalty revenue. The income method was used to determine a fair value of $3.6 million for the product rights. The product rights will be amortized over the remaining contract periods of approximately 5 years.

The Company acquired deferred tax assets consisting of $9.5 million in federal income tax net operating loss carryforwards, $1.3 million in deferred tax liabilities and $0.9 million in research and development tax credit carryforwards from the acquisition of Aesgen, Inc. along with the associated valuation allowance to fully reserve against those deferred tax assets due to the uncertainty over the ability to realize the acquired deferred tax benefits. In the event that the Company becomes profitable in the future and management determines that a valuation allowance is no longer required, any benefits realized from the use of the NOLs and credits acquired will first reduce to zero the intangible assets related to this acquisition and then reduce tax expense.

Pro forma results of operations: The following unaudited pro forma information for the years ended December 31, 2004 and 2003, presents a summary of the combined results of the MGI PHARMA, Aesgen and Zycos as if the acquisitions had occurred on January 1, 2003. The pro forma net loss and loss per share include the acquired IPR&D charge noted above as if recognized at the beginning of 2003. The pro forma information is not necessarily indicative of results that would have occurred had the acquisitions been consummated for the periods presented or indicative of results that may be achieved in the future.

	Year ended December 31,
(in thousands)	2004	2003
Total revenues	$196,557	$55,687
Net loss	(11,808)	(155,775)
Pro forma loss per common share:
Basic and diluted	$(0.17)	$(2.80)

7. Licensing Arrangements

Technology Out-License Arrangements

During 1995, we entered into a cooperative development and commercialization agreement with Dainippon Pharmaceutical Co., Ltd., whereby we granted Dainippon an exclusive license to develop and commercialize acylfulvenes, including irofulven, in Japan. Dainippon granted us an irrevocable, exclusive, royalty-free license allowing us to use any technology or data developed by Dainippon relating to the acylfulvenes. In 2003, we agreed with Dainippon Pharmaceutical Co. Ltd. to terminate their license to develop and commercialize the acylfulvenes in Japan effective August 2003 and we repaid $4.3 million of deposit payments. Since we had no obligations to Dainippon after termination, we amortized $7.1 million of deferred revenue into licensing revenue during 2003 related to the previously received non-refundable payments, of which $6.9 million was recognized in the third quarter of 2003.

Under a November 1994 license agreement with Pfizer Inc. (formerly the Upjohn Company), we granted an exclusive, royalty-bearing license to develop and commercialize Salagen Tablets in Canada. Pfizer granted us an irrevocable, non-exclusive, royalty-free license allowing us to use any technology or data developed by Pfizer. Pfizer paid us a $75,000 initial fee and agreed to pay us royalties equal to a percentage of Pfizer’s net Salagen Tablet sales revenues, subject to annual minimum requirements. We also agreed to supply Pfizer’s requirement of Salagen Tablets until the termination of the license agreement with Pfizer. In addition, we agreed to pay Pfizer royalties if we promote Salagen Tablets in Canada in the first or second year following termination of the agreement. Either party may terminate the agreement upon one-year prior written notice.

In December 1994, we entered into a license agreement with Kissei Pharmaceutical Co., Ltd., a pharmaceutical company in Japan. Under the terms of the agreement, we granted an exclusive, royalty-bearing license to develop and commercialize Salagen Tablets in Japan. Kissei granted back to us an irrevocable, non-exclusive, royalty-free license allowing us to use any technology or data developed by Kissei related to Salagen Tablets. Kissei paid us an initial license fee and subsequent milestone payments that totaled $2.5 million through December 31, 2002. There are no additional milestone payments due under the agreement. In addition, Kissei agreed to pay us royalties equal to a percentage of Kissei’s Salagen Tablets net sales revenue. An application for marketing approval by the regulatory authorities in Japan for the initial indication of Salagen tablets was submitted by Kissei in 2003 and a decision is pending. Unless earlier terminated by the parties for cause or by mutual agreement, the term of the agreement is ten years from the date sales of Salagen Tablets begin in Japan. Thereafter, the agreement automatically renews for additional one-year periods.

In April 2000, we entered into a license agreement with Novartis Ophthalmics AG under which we granted Novartis an exclusive, royalty-bearing license to develop and commercialize Salagen Tablets in Europe, Russia and certain other countries. Novartis granted us an irrevocable, non-exclusive, royalty-free license allowing us to use any technology developed by Novartis related to Salagen Tablets. In addition, we simultaneously entered into a supply agreement with Novartis pursuant to which we agreed to supply Novartis’ requirements of Salagen Tablets until termination of the license agreement with Novartis. The term of the license agreement is 12 years and is thereafter automatically extended for additional two-year terms unless otherwise terminated in writing by either party. Either party may terminate the license agreement for cause. In addition, Novartis may terminate the license agreement if the supply agreement is terminated and Novartis has not been supplied with Salagen Tablets for a period of more than 180 days. A $750,000 license fee was received in June 2000 upon receipt of regulatory qualification for Novartis to sell the product in the UK, and an additional $750,000 license fee was received in April 2001 upon satisfaction of certain regulatory approvals or transfers. These amounts are being amortized to licensing revenue over the 12-year term of the agreement. The agreement includes milestone payments which are due if certain annualized and cumulative net sales thresholds are achieved. Royalty payments, based on a percentage of net sales revenue, continue for the term of the agreement. We recognized net royalty revenue related to this agreement of $0.9 million, $0.6 million and $0.5 million for the years ended December 31, 2004, 2003 and 2002, respectively.

Technology In-License Arrangements

To build our product pipeline, we acquire rights to develop and market pharmaceutical products from others. Under this approach, we may be required to pay up-front, development services and milestone fees. In addition, we may be required to pay royalties on net sales upon marketing the products. Within a period of time after providing notice, we generally may terminate the licenses. All material, non-cancelable commitments were recognized as of December 31, 2004.

In August 2000, we entered into a License, Research and Development Agreement (the “License Agreement”) with MethylGene, Inc (“MethylGene”). Under the License Agreement, MethylGene granted us an exclusive, royalty-bearing license to develop and commercialize MG98 in North America for all therapeutic indications. The License Agreement also included a license for similar rights to small molecule inhibitors of DNA methyltransferase. In exchange, we agreed to make initial payments to MethylGene aggregating $5.7 million and agreed to purchase up to $6 million of research services from MethylGene. In amendments to the License Agreement in 2003 and 2004, MethylGene acknowledged full satisfaction of these payment obligations and suspended further payment obligations by us pending completion by MethylGene of a planned clinical trial with MG98. If we resume development, milestone payments are payable to MethylGene based on achievement of development milestones for MG98, since rights pertaining to the small molecule inhibitors have reverted back to MethylGene and we have no further funding obligations for small molecule inhibitors of DNA methyltransferase. In the original License Agreement, we also agreed to pay royalties on annual net sales revenue related to MG98 and small molecule inhibitors of methyltransferase. The term of the License Agreement extends until the later of the expiration of the last-to-expire patent that we have licensed or ten years after the first commercial sale of MG98. Either party may terminate the License Agreement in the event of a breach or bankruptcy by the other party. We may terminate the agreement for any reason on 90 days notice to MethylGene.

In April 2001, we obtained the exclusive United States and Canada oncology license and distribution rights for Aloxi injection from Helsinn Healthcare SA. Aloxi injection is a unique serotonin, subtype 3 (“5-HT3”) receptor antagonist and at that time was being developed for the prevention of chemotherapy-induced nausea and vomiting (“CINV”). Aloxi was approved for marketing by the FDA on July 25, 2003. Our $11 million upfront obligation was satisfied through a $5 million deposit made upon the execution of the letter of intent in 2000, $3 million in cash paid in 2001, and $3 million of our common shares delivered in 2001. All time-based or performance milestone payments related to Helsinn’s development of Aloxi injection for the prevention of CINV were cash payments of: $2 million in 2001, $4 million in 2002, $10 million in 2002 and $11 million in 2003.

In November 2003, we expanded our exclusive United States and Canada license agreement for Aloxi injection to include the prevention of postoperative nausea and vomiting (“PONV”), and an oral Aloxi formulation, and extended the term through December 31, 2015 for all of our rights under the expanded agreement. Under the terms of this amendment, we made initial payments to Helsinn totaling $22.5 million, a subsequent milestone payment of $2.5 million and we expect to make additional milestone payments totaling $22.5 million over the course of the next several years upon achievement of certain development milestones that culminate with the approvals in the United States of Aloxi injection for the prevention of PONV and an oral Aloxi formulation. We will also pay royalties and product supply fees based upon net sales. Helsinn will continue to fund and conduct the majority of development of Aloxi injection for the prevention of PONV and oral Aloxi formulation, and will supply finished product upon commercialization.

In September 2004, we obtained exclusive worldwide rights to the development, commercialization, manufacturing and distribution of DacogenTM (decitabine) injection for all indications from SuperGen, Inc. Dacogen injection is SuperGen’s investigational anti-cancer therapeutic which is currently in development for the treatment of patients with myelodysplastic syndrome (“MDS”). SuperGen will continue to pursue regulatory approvals of Dacogen injection for the treatment of MDS in the United States and Europe, with our assistance, and all MDS responsibilities will transition to us by the end of 2005. We have assumed responsibility for development of all other indications for Dacogen injection. Under the terms of this agreement, we paid $40 million to SuperGen and we incurred $1.1 million of transaction fees, including legal and accounting fees. We received four million shares of SuperGen, Inc. that were valued at $24.4 million on the purchase date and are reported as an available-for-sale equity security. The difference between total consideration ($41.1 million) and the fair value of the equity investment ($24.4 million) of $16.7 million was recorded as research and development expense in the third quarter of 2004. We expensed a total of $12.5 million in milestone obligations during 2004 for: (1) the filing of the New Drug Application (“NDA”) for Dacogen injection with the Food and Drug Administration (“FDA”) and (2) a Marketing

Authorization Application (“MAA”) filing with the European Medicines Agency (“EMEA”). We expect to make additional milestone payments totaling $32.5 million upon achievement of the following milestones: (1) $20 million upon first commercial sale of Dacogen injection in the United States, and (2) $12.5 million for regulatory and commercialization milestones in Europe and Japan. Subject to certain limitations, we will also pay SuperGen 50 percent of certain revenue payable as a result of our sublicensing rights to market, sell or distribute Dacogen injection, to the extent such revenues are in excess of the milestone payments. In addition, SuperGen will receive a royalty on worldwide net sales of licensed product starting at 20 percent and escalating to a maximum of 30 percent. We also committed to fund at least $15 million of further Dacogen injection development costs by September 1, 2007, of which $7.6 million was incurred in 2004.

8. Co-Promotion Agreement

In July 2004, we entered into a three-year promotion agreement for Kadian® capsules, a sustained release formulation of morphine, with Alpharma, Inc. Under the terms of this promotion agreement, we will market Kadian capsules in the United States to oncology health care professionals for moderate to severe pain associated with cancer. Kadian capsules are currently marketed by Alpharma to other pain specialists in the United States other than oncology health care professionals. We began promoting Kadian capsules to oncologists in September 2004. We did not recognize any revenue related to this co-promotion agreement through December 31, 2004.

9. Manufacturing, Supply and Distribution Agreement

In December 2004, we entered into a five-year manufacturing, supply and distribution agreement for 5 milligram pilocarpine hydrochloride tablets, with Purepac Pharmaceutical Company, a subsidiary of Alpharma, Inc. (“Purepac”). Under the terms of this manufacturing, supply and distribution agreement, we will manufacture and supply 5 milligram pilocarpine hydrochloride tablets to Purepac for exclusive distribution in the United States and we will receive the supply price and a portion of gross margins of sales by Purpac. We supplied the initial shipment of 5 milligram pilocarpine hydrochloride tablets to Purepac in December of 2004 for distribution in 2005.

10. Convertible Debt

Convertible debt, which is stated at face value less unamortized discount and warrants, at December 31, 2004 and 2003, is summarized as follows:

(in thousands)	2004	2003
Convertible notes	$348,000	$21,000
Unamortized discount	(87,828)	—
Unamortized warrants	—	(1,322)

Total	$260,172	$19,678

In early 2004, an aggregate of 5,142,856 shares of our common stock were issued to Deerfield International Limited and Deerfield Partners, L.P. pursuant to their election to fully convert our 3 percent convertible subordinated notes issued in December 2002 for gross proceeds of $21 million. Also in early 2004, the common stock purchase warrants that were issued in connection with that December 2002 financing were exercised. We received $3,850,000 upon the exercise of the warrants and issued 800,000 common shares.

On March 2, 2004, we issued $348 million of senior subordinated convertible notes, (“the Notes”). The net proceeds to us were $252.1 million after discount of $87.8 million and issuance costs of $8.1 million. We will pay cash interest on the Notes at the rate of 1.6821 percent per year on the principal amount at maturity (2.25 percent per year of the issue price) payable semiannually from September 2, 2004 until March 2, 2011. After March 2, 2011, we will not pay cash interest on the Notes prior to maturity at March 2, 2024 and we will begin to amortize the discount as interest expense consistent with the effective interest method. Debt issuance costs are being amortized to interest expense over 7 years.

The Notes are convertible at the option of the holders into shares of our common stock only under the following circumstances: (1) if the closing sale price of our common stock was more than 120 percent of the then current conversion price of the Notes for at least 20 trading days in the period of the 30 consecutive trading days ending on the last trading day of the previous calendar quarter (once the foregoing condition is satisfied for any one quarter, then the Notes will thereafter be convertible at any time at the option of the holder, through maturity), (2) if we elect to redeem the Notes, (3) upon the occurrence of specified corporate transactions or if significant distributions to holders of our common stock occur or (4) subject to certain exceptions, for the five consecutive business day period following any five consecutive trading day period in which the average trading price of the Notes was less than 98 percent of the average of the sale price of our common stock during such five-day trading period multiplied by the Notes then current conversion rate. Subject to the above conditions, the Notes are convertible into an aggregate of 8,269,942 shares of common stock at an initial conversion price of $31.46 per share of common stock.

At our election, any time after March 1, 2007, we may redeem some or all of the Notes for cash at a redemption price equal to the following, plus accrued and unpaid interest and liquidating damages, if any:

•	March 2, 2007 through March 1, 2008: 101.286 percent of the note issue price;

•	March 2, 2008 through March 1, 2009: 100.964 percent of the note issue price;

•	March 2, 2009 through March 1, 2010: 100.643 percent of the note issue price;

•	March 2, 2010 through March 1, 2011: 100.321 percent of the note issue price;

•	On or after March 2, 2011: 100 percent of the accreted principal amount of the Notes.

Each holder of the Notes may require us to purchase all or a portion of their Notes for cash on the following dates and at the following purchase prices, plus accrued and unpaid interest and liquidating damages, if any:

•	March 2, 2011 - $747.62 per $1,000 of principal amount;

•	March 2, 2014 - $799.52 per $1,000 of principal amount;

•	March 2, 2019 - $894.16 per $1,000 of principal amount.

In connection with the issuance of the Notes, we pledged marketable investments of $17.1 million as security for the first six scheduled interest payments due on the Notes. At December 31, 2004, $5.8 million was classified as short-term marketable investments due within one year and $8.5 million was classified as long-term marketable investments due within three years.

11. Stockholder Rights Plan

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

12. Stockholders’ Equity

Common Stock Offering

In August 2003, we completed a sale of 10,120,000 newly issued shares of common stock in a follow-on public offering at $17.75 per share. Our net proceeds, after fees and expenses, were $168,581,477.

Stock Split

On May 11, 2004, the Company announced a two-for-one stock split. Stockholders received one additional common share for each common share held on the record date of June 2, 2004. The split shares began trading as such on June 10, 2004. Option holders received the right to purchase one additional common share for each common share exercisable under their option agreements on the record date. The exercise price for each post-split share was concurrently reduced to half of its pre-split amount. The Board of Directors amended the Company’s certificate of incorporation to double the number of authorized common shares, from 70,000,000 to 140,000,000, in order to accommodate the stock split. All share and per share data for all periods presented have been restated to reflect this stock split.

Stock Incentive Plans

Under stock incentive plans, designated persons (including officers, employees, directors and consultants) have been or may be granted rights to acquire our common stock. These rights include stock options and other equity rights. At December 31, 2004, shares issued and shares available under stock incentive plans are as follows:

(in thousands, except share price)	Stockholder Approved Plans	Other Plans	Total For All Plans
Shares issuable under outstanding awards	9,389	40	9,429
Shares available for future issuance	2,454	—	2,454

Total	11,843	40	11,883

Average exercise price per share for outstanding options	$13.45	$5.24	$13.42

Stock options become exercisable over varying periods and expire up to ten years from the date of grant. Options may be granted in the form of incentive stock options or nonqualified stock options. The option price for incentive stock options cannot be less than fair market value on the date of the grant. The option price for nonqualified stock options may be set by the board of directors.

Stock option activity in the three years ended December 31, 2004 is summarized as follows:

(in thousands, except share price)	Number of Shares (In Thousands)	Average Exercise Price Per Share
Outstanding at December 31, 2001	6,779	$6.24
Granted	1,733	3.99
Exercised	(34)	2.84
Canceled	(210)	7.27

Outstanding at December 31, 2002	8,268	5.76
Granted	3,162	11.19
Exercised	(2,454)	4.68
Canceled	(274)	7.01

Outstanding at December 31, 2003	8,702	8.00
Granted	2,500	27.90
Exercised	(1,586)	6.58
Canceled	(187)	12.48

Outstanding at December 31, 2004	9,429	13.42

The following table summarizes information concerning options outstanding and exercisable at December 31, 2004:

Range of Exercise Price	Options Outstanding			Options Exercisable
	Number Outstanding (in thousands)	Weighted Average Remaining Life	Weighted Average Exercise Price	Number Exercisable (in thousands)	Weighted Average Exercise Price
$1.81-$3.65	1,429	6.42	$3.33	740	$3.10
$3.67-$5.13	1,163	6.78	4.60	560	4.90
$5.17-$8.22	1,222	6.12	7.38	846	7.30
$8.34-$8.59	965	6.43	8.41	554	8.39
$8.88-$13.00	152	7.07	11.13	84	11.61
$13.31-$13.31	1,465	8.56	13.31	320	13.31
$13.45-$27.42	1,054	7.57	21.18	297	16.28
$27.43-$27.43	9	6.50	27.43	—	—
$27.86-$27.86	1,136	6.54	27.86	—	—
$28.00-$33.22	834	8.69	29.94	—	—

Total	9,429	7.11	13.42	3,401	7.62

Restricted Stock

In 2002, we issued 70,974 shares of restricted common stock to certain non-executive officer employees. One-half of these shares vested one year after the date of grant, and the remainder of these shares vested two years after the date of grant, given continued employment through the vesting dates. We recognized compensation expense for the market value ($3.45 per share) of the shares at the date of grant over the vesting periods. As of December 31, 2004, 4,120 shares have been cancelled, and 66,854 shares vested of which, 15,873 were subsequently exchanged and cancelled for employee tax withholding.

Restricted Stock Units

In 2004, we issued 141,422 restricted stock units to employees. The vesting periods vary up to three years, given continued employment through the vesting dates. We recognize compensation expense for the market value of the shares at the date of grant over the vesting periods. As of December 31, 2004, no restricted stock units have been cancelled and no restricted stock units have vested.

Employee Stock Purchase Plan

Under our employee stock purchase plan, substantially all employees may purchase shares of common stock at the end of semi-annual purchase periods at a price equal to the lower of 85 percent of the stock’s fair market value on the first or last day of that period. Plan funding occurs throughout the purchase period by pre-elected payroll deductions of up to 15 percent of regular pay. No compensation expense results from the plan under APB 25. Shares issued under the plan were 66,011, 145,424 and 213,122 at average prices of $20.17, $5.25 and $2.85 per share in 2004, 2003 and 2002, respectively. At December 31, 2004, 1,088,331 shares remain reserved for future issuance under the plan.

Retirement Plan

Participation in our retirement plan is available to substantially all employees. Participants may elect to contribute a percentage of their eligible compensation consistent with Section 401(k) of the Internal Revenue Code and we make contributions that are a portion of participant contributions and a percentage of their eligible compensation. In addition, we may make discretionary contributions ratably to all eligible employees. Our contributions are made in cash or our common stock and become fully vested when a participant attains five years of service. Participants may direct investment of contributions into any of the plan’s investment alternatives, but contributions made in the form of our common stock must be fully vested before redirection can occur. Total retirement plan contribution expense was $3.3 million, $2.0 million and $1.5 million in 2004, 2003 and 2002, respectively, of which $2.1 million, $1.3 million and $0.9 million was made in our common stock in 2004, 2003 and 2002, respectively. We had 944,677 shares reserved for future issuance under the retirement plan at December 31, 2004.

Preferred Stock

At December 31, 2004, 10,000,000 shares of preferred stock remained issuable. Issuance is subject to action by our board of directors.

Warrants

In conjunction with the December 2002 issuance of convertible debt, the Company issued warrants to purchase 800,000 shares of common stock. In early 2004, these common stock purchase warrants were exercised. Upon the exercise of the warrants, we received $3.85 million and issued 800,000 common shares (See Note 10).

13. Income Taxes

The provision for income taxes differs from statutory federal income tax rate of 35 percent in the years ended December 31, 2004, 2003 and 2002 as follows:

(in thousands)	2004	2003	2002
Statutory federal income tax rate	$(29,884)	$(21,668)	$(12,622)
Valuation allowance change	570	21,942	17,732
Research activities credit	(1,071)	(906)	(478)
Orphan drug credit	1,081	(574)	(5,437)
State income taxes, net of federal benefit	(1)	(1,114)	(649)
Nondeductible items	413	370	197
Net operating loss expiration	—	1,753	334
Acquired in process research and development – Zycos acquisition	17,996	—	—
Acquired in process research and development – Aesgen acquisition	11,095	—	—
Dacogen acquisition expenses	141	—	—
Other	—	197	923

Provision for income taxes	$340	$—	$—

Deferred taxes as of December 31, 2004 and 2003 consist of the following:

(in thousands)	2004	2003
Deferred tax assets:
Receivable allowances	$700	$95
Inventory allowances	—	6
Product return allowance	901	547
Miscellaneous accrued expenses	406	209
Deferred revenue	808	898
Restricted stock liability	429	28
Net operating loss carryforward	90,073	86,677
Research credit carryforward	5,847	4,776
Orphan drug credit	8,913	9,994
Long term equity impairment	1,161	1,161
Alternative minimum tax credit carryforward	100	100
Dacogen licensing expenses	5,739	—
Deferred tax asset - acquired	31,227	—

	146,304	104,491
Less valuation allowance	(143,882)	(105,147)

	$2,422	$(656)

Deferred tax liabilities:
Unrealized gain on equity investments	$1,848	$—
Amortization of intangibles	299	(805)
Tax depreciation greater than book	275	149

	$2,422	$(656)

We maintain a valuation allowance to reserve against our deferred tax assets due to uncertainty over the ability to realize these deferred tax benefits. As of December 31, 2004 and December 31, 2003, the valuation allowances were $143.9 million and $105.1 million, respectively. Of these amounts, $23.8 million as of the year ended December 31, 2004, and $14.7 million as of the year ended December 31, 2003, were attributable to increases in the net operating loss carryfowards resulting from the exercise of stock options. These amounts will be recorded as an increase to additional paid-in capital if it is determined in the future that this portion of the valuation allowance is no longer required. In addition, the Company acquired $30.8 million of deferred tax assets consisting of $28.7 million in federal income tax net operating loss carryforwards, $ 2.4 million in research and development tax credit carryforwards, other tax assets of $1.1 million and deferred tax liabilities of $1.4 million from the acquisitions of Zycos and Aesgen along with the associated valuation allowance to fully reserve against those deferred tax assets due to the uncertainty over the ability to realize the acquired deferred tax benefits. In the event that the Company becomes profitable in the future and management determines that a valuation allowance is no longer required, any benefits realized from the use of the NOLs and credits acquired will first reduce to zero the intangible assets related to these acquisitions and then reduce tax expense.

In 2004, the tax benefit related to stock option exercises, after application of the valuation allowance, resulted in $0.3 million recorded as an increase to additional paid-in-capital.

At December 31, 2004, the expiration dates and amounts of our carryforward losses and credits for federal income tax purposes are as follows:

Years Expiring (in thousands)	Net Operating Losses	Research Credits	Orphan Drug Credits
2005-2007	$24,557	$1,140	$—
2008-2012	33,279	1,366	735
2013-2022	86,964	2,121	7,259
2023-2024	99,963	1,220	919

	$244,763	$5,847	$8,913

We also had a credit for alternative minimum tax of $100,270.

At December 31, 2004, the expiration dates and amounts of our carryforward losses and credits for federal income tax purposes acquired from Zycos and Aesgen are as follows:

Years Expiring (in thousands)	Net Operating Losses	Research Credits
2005-2007	$—	$—
2008-2012	15,416	439
2013-2022	58,355	1,819
2023-2024	8,380	216

	$82,151	$2,474

The utilization of the Company’s net operating losses and credits is potentially subject to annual limitations under the ownership change rules of Internal Revenue Code Sections 382 and 383. Subsequent equity changes could further limit the utilization of these net operating losses and credits.

14. Segment and Geographical Information

We operate in a single operating segment of specialty pharmaceuticals. Essentially all of our assets are located in the United States. Revenues attributable to the U.S. and foreign customers in the years ended December 31, 2004, 2003 and 2002 are as follows:

(in thousands)	2004	2003	2002
United States	$192,920	$39,907	$25,691
Europe	1,119	829	798
Japan	147	7,355	680
Other	1,481	1,294	1,034

	$195,667	$49,385	$28,203

Other includes Australia, Canada, Colombia, Egypt, Hong Kong (Peoples’ Republic of China), Israel, Korea, Singapore, Malaysia and Taiwan.

15. Product Acquisition

On November 21, 2000, we acquired certain assets and assumed certain liabilities related to the Hexalen® capsules business from MedImmune, Inc. The $7,091,869 excess of the $7.2 million purchase price over the $108,130 fair value of the net assets acquired was allocated to intangible assets. Under the terms of the agreement, royalties are due to MedImmune on quarterly net sales of Hexalen capsules for a period of ten years. Royalties of $236,961, $418,205 and $342,589 were included in Hexalen cost of sales in 2004, 2003 and 2002, respectively.

16. Research and Development Expense

Research and development expense for the years ended December 31, 2004, 2003 and 2002 consists of the following:

(in thousands)	2004	2003	2002
License payments	$32,286	$31,321	$14,050
Other research and development	30,339	18,800	18,164

	$62,625	$50,121	$32,214

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

Selected Quarterly Operating Results

The following table shows our unaudited consolidated financial information for each of the quarters in the two-year period ended December 31, 2004. In our opinion, this unaudited quarterly information has been prepared on the same basis as the audited consolidated financial statements and includes all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the information for the quarters presented, when read in conjunction with the consolidated financial statements and notes included elsewhere in this annual report. We believe that quarter-to-quarter comparisons of our financial results are not necessarily meaningful and should not be relied upon as an indication of future performance.

	Three Months Ended
	March 31, 2003	June 30, 2003	Sept. 30, 2003	Dec. 31, 2003	March 31, 2004	June 30, 2004	Sept. 30, 2004	Dec. 31, 2004 (d)
	(in thousands, except per share data)
Revenues:
Sales	$6,143	$8,529	$14,092	$11,094	$25,834	$46,862	$54,905	$64,488
Licensing	616	1,341	7,108	462	1,035	1,077	645	821

	6,759	9,870	21,200	11,556	26,869	47,939	55,550	65,309

Cost and expenses:
Cost of sales	1,066	1,248	3,032	2,817	7,625	14,142	18,210	20,870
Selling, general & administrative	8,819	11,384	14,545	15,662	17,465	16,683	20,276	19,378
Research and development ( a )	3,460	4,172	15,224	27,265	5,015	8,033	22,953	26,624
Acquired in-process research and development (c)	—	—	—	—	—	—	83,094	23

	13,345	16,804	32,801	45,744	30,105	38,858	144,533	66,895

Income (loss) from operations	(6,586)	(6,934)	(11,601)	(34,188)	(3,236)	9,081	(88,983)	(1,586)
Interest income	207	212	429	705	815	1,375	1,762	1,391
Interest expense	(249)	(250)	(250)	(249)	(725)	(1,754)	(1,754)	(1,769)
Impairment of investment	—	—	—	(3,154)	—	—	—	—

Income (loss) before income taxes	(6,628)	(6,972)	(11,422)	(36,886)	(3,146)	8,702	(88,975)	(1,964)
Provision for income taxes	—	—	—	—	—	(150)	(310)	120

Net income (loss)	$(6,628)	$(6,972)	$(11,422)	$(36,886)	$(3,146)	$8,552	$(89,285)	$(1,844)

Net income (loss) per common share:
Basic and diluted:
Basic	$(0.13)	$(0.14)	$(0.20)	$(0.58)	$(0.05)	$0.12	$(1.26)	$(0.03)
Diluted	$(0.13)	$(0.14)	$(0.20)	$(0.58)	$(0.05)	$0.11	$(1.26)	$(0.03)
Weighted average number of common shares:
Basic	50,640	50,840	57,374	63,210	68,544	70,450	70,689	70,939
Diluted ( b )	50,640	50,840	57,374	63,210	68,544	75,944	70,689	70,939

(a)	Includes $11 million, $20.3 million, and $2.5 million in license expense for Aloxi injection products in the three months ended September 30, 2003, December 31, 2003 and June 30, 2004, respectively. Includes $16.7 million and $12.5 million in license expense for Dacogen for the three months ended September 30, 2004 and December 31, 2004, respectively.

(b)	During net loss periods, potentially dilutive securities are not included in the calculation of net loss per share since their inclusion would be anti-dilutive.

(c)	In the third quarter of 2004, we expensed $83.1 million of acquired in-process research and development related to the acquisitions of Zycos, Inc. and Aesgen, Inc.

(d)	In the fourth quarter of 2004, revisions of estimates made during the first three quarters of 2004 resulted in a net reduction in allowance accounts of $0.8 million.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

MGI PHARMA, INC.:

We have audited the accompanying consolidated balance sheets of MGI PHARMA, INC. and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of operations, cash flows and stockholders’ equity for each of the years in the three-year period ended December 31, 2004. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of MGI PHARMA, INC. and subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of MGI PHARMA, INC.’s internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 10, 2005 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

/s/  KPMG LLP

Minneapolis, Minnesota

March 10, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

MGI PHARMA, INC.:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting that MGI PHARMA, INC. maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). MGI PHARMA, INC.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that MGI PHARMA, INC. maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, MGI PHARMA, INC. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of MGI PHARMA, INC. and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of operations, cash flows and stockholders’ equity for each of the years in the three-year period ended December 31, 2004, and our report dated March 10, 2005 expressed an unqualified opinion on those consolidated financial statements.

/s/  KPMG LLP

Minneapolis, Minnesota

March 10, 2005

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Controls and Procedures

We maintain disclosure controls and procedures, which are designed to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer, or CEO, and chief financial officer, or CFO, as appropriate to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of our management, including our CEO and CFO, an evaluation was performed on the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this annual report. Based on that evaluation, our management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective as of December 31, 2004. There were no changes in the Company’s internal controls over financial reporting during the fourth quarter of 2004 that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f).

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control-Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2004.

Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2004, has been audited by KPMG LLP, the independent registered public accounting firm that audited the consolidated financial statements in this Form10-K, as stated in their report, which is included herein.

Item 9B.	Other Information

The Company makes the following disclosure in lieu of filing it in a current report on Form 8-K under Item 5.02 “Departure of Directors or Principal Officers; Election of Directors; Appointment of Principal Officers”:

Effective as of the filing of this Form 10-K, and as previously announced in a press release dated January 31, 2005, James C. Hawley, who is currently the Company’s Senior Vice President, is assuming the additional office of Chief Financial Officer of the Company. William C. Brown is concurrently retiring from that position.

Prior to joining the Company, Mr. Hawley, age 51, was Vice President, Chief Financial Officer and Secretary of CIMA LABS INC., a publicly held drug delivery company headquartered in Eden Prairie, Minnesota, from April 2003 to August 2004, where he was responsible for overseeing the finance, information systems and investor relations functions, in addition to his role as corporate secretary. Prior to his position at CIMA, Mr. Hawley was a Principal and Vice President at Manchester Companies, Inc., a private investment banking and management advisory firm in Minneapolis, Minnesota, from 2000 to March 2003, where he led the Business Recovery Practice. From 1999 to 2000, Mr. Hawley served as Chief Executive Officer and a director of CARA Collision & Glass, a consolidator in the damaged vehicle repair business, that at the time Mr. Hawley assumed those positions was a financially distressed company and in June 2000 sought protection under Chapter 7 of the U.S. Bankruptcy Code while pursuing a liquidation strategy. From 1995 to 1998, Mr. Hawley served as President and Chief Executive Officer, as well as Executive Vice President of Operations and Finance, and a director of Harmony Brook Inc., a developer and marketer of water purification systems. From 1991 to 1994, Mr. Hawley served as Executive Vice President, as well as Vice President of Finance and Operations and Chief Financial Officer, of Orthomet Inc., a developer of implantable medical devices. Prior to 1991, Mr. Hawley spent almost 12 years at 3M Company in various positions culminating in his role as Group Controller of the Pharmaceutical and Dental Products Group. Mr. Hawley received his bachelor’s degree with distinction, with a major in accounting, from the University of Minnesota.

There were no arrangements or understandings between Mr. Hawley and any other persons pursuant to which Mr. Hawley was selected as an officer of the Company. None of the Company’s current directors or executive officers has a family relationship with Mr. Hawley.

The Company has entered into a Termination Agreement and a Stock Option Agreement with Mr. Hawley, which Agreements were previously filed as exhibits to a current report on Form 8-K dated February 10, 2005.

PART III

Item 10.	Directors and Executive Officers of the Registrant

The information contained under the headings “Proposal One: Election of Directors,” “Executive Officers of the Company” and “Section 16(a) Beneficial Ownership Compliance” of our Proxy Statement for our 2005 Annual Meeting of Stockholders, to be held on May 10, 2005 (the “Proxy Statement”), is incorporated herein by reference. We have adopted a code of business conduct and ethics that applies to our principal executive officer, principal financial officer, principal accounting officer, directors, and all other company employees performing similar functions. This code of business conduct and ethics is posted on the About Us, Corporate Governance page of our website at www.mgipharma.com under the caption “Code of Conduct.” We intend to satisfy the disclosure requirement under Item 10 of Form 8-K regarding an amendment to, or a waiver from, a provision of this code of business conduct and ethics by posting such information on our website, at the web address specified above.

Item 11.	Executive Compensation

The information contained under the heading “Executive Compensation” of the Proxy Statement is incorporated herein by reference, other than the subsection thereunder entitled “Report of Compensation Committee.”

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information contained under the headings “Board Matters,” and “Equity Compensation Plans” and “Security Ownership of Certain Beneficial Owners and Management” of the Proxy Statement is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions

None.

Item 14.	Principal Accountant Fees and Services

The information contained under the heading “Independent Registered Public Accounting Firm Fees” of the Proxy Statement is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)	1.	Financial Statements	Page in this Annual Report

		Consolidated Balance Sheets at December 31, 2004 and 2003	51

		Consolidated Statements of Operations for the Years Ended December 31, 2004, 2003 and 2002	52

		Consolidated Statements of Cash Flows for the Years Ended December 31, 2004, 2003 and 2002	53

		Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2004, 2003 and 2002	54

		Notes to Consolidated Financial Statements	55

		Reports of Independent Registered Public Accounting Firm	74

	2.	Financial Statement Schedules

		Report of Independent Registered Public Accounting Firm on Financial Statement Schedule	82

		Schedule II—Valuation and Qualifying Accounts	83

All other schedules have been omitted because they are not applicable or not required, or because the required information is included in the consolidated financial statements or the notes thereto.

	3.	Exhibits Index	84

(b) See (a)(3) above

(c) See (a)(2) above

SIGNATURES

Pursuant to the requirements of Section 13 of 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 10, 2005	MGI PHARMA, INC.

	By	/s/ William C. Brown
William C. Brown
Executive Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Leon O. Moulder, Jr. Leon O. Moulder, Jr.	President and Chief Executive Officer (principal executive officer)	March 10, 2005

/s/ William C. Brown William C. Brown	Executive Vice President, Chief Financial Officer and Secretary (principal financial officer)	March 10, 2005

/s/ Richard J. Rodgers Richard J. Rodgers	Controller (principal accounting officer)	March 10, 2005

/s/ Andrew J. Ferrara Andrew J. Ferrara	Director	March 10, 2005

/s/ Gilla Kaplan, Ph.D. Gilla Kaplan, Ph.D.	Director	March 10, 2005

/s/ Edward W. Mehrer Edward W. Mehrer	Director	March 10, 2005

/s/ Hugh E. Miller Hugh E. Miller	Director	March 10, 2005

/s/ David B. Sharrock David B. Sharrock	Director	March 10, 2005

/s/ Lee J. Schroeder Lee J. Schroeder	Director	March 10, 2005

/s/ Waneta C. Tuttle, Ph.D. Waneta C. Tuttle, Ph.D.	Director	March 10, 2005

/s/ Arthur L. Weaver, M.D. Arthur L. Weaver, M.D.	Director	March 10, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

ON FINANCIAL STATEMENT SCHEDULE

The Board of Directors and Stockholders

MGI PHARMA, INC.:

Under date of March 10, 2005, we reported on the consolidated balance sheets of MGI PHARMA, INC. as of December 31, 2004 and 2003, and the related consolidated statements of operations, cash flows and stockholders’ equity for each of the years in the three-year period ended December 31, 2004, as included in MGI PHARMA, INC.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004. In connection with our audits of the aforementioned financial statements, we also audited the related financial statement schedule as listed in the accompanying index (see item 15(a)(2)). This financial statement schedule is the responsibility of MGI PHARMA, INC.’s management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of MGI PHARMA, INC.’s internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 10, 2005 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

/s/  KPMG LLP

Minneapolis, Minnesota

March 10, 2005

Schedule II

MGI PHARMA, INC.

VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions (1)	End of Period
Year ended December 31, 2002 Deducted from asset accounts:
Accounts receivable allowance for bad debts and cash discounts	$117	$586	$—	$594	$109
Year ended December 31, 2003 Deducted from asset accounts:
Accounts receivable allowance for bad debts and cash discounts	109	1,062	—	914	257
Year ended December 31, 2004 Deducted from asset accounts:
Accounts receivable allowance for bad debts and cash discounts	257	5,000	—	3,356	1,901

(1)	Discounts by customers, or write-off of uncollectible accounts, net of recoveries.

EXHIBIT INDEX MGI PHARMA, INC.

Annual Report on Form 10-K

For

Year Ended December 31, 2004

Exhibit No.

2.1	Agreement and Plan of Merger by and among MGI PHARMA, INC., Zycos Inc., Zycos Acquisition Corp. and the Stockholders’ Representatives dated as of August 25, 2004 (Incorporated by reference to Exhibit 2.01 to the Company’s Current Report on Form 8-K filed on September 10, 2004)

2.2	Agreement and Plan of Merger and Reorganization by and among MGI PHARMA, INC., Aesgen Inc., MGIP Acquisition Corp. and the Equityholders’ Representative dated as of August 30, 2004 (Incorporated by reference to Exhibit 2.01 to the Company’s Current Report on Form 8-K filed on October 1, 2004)

3.1	Second Amended and Restated Articles of Incorporation (Incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002).

3.2	Articles of Amendment to the Second Amended and Restated Articles of Incorporation, filed June 2, 2004 (Incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004)

3.3	Restated Bylaws of the Company, as amended to date (Incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998).

3.4	Amendment dated May 10, 2004 to Restated Bylaws (Incorporated by reference to Exhibit 3.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004).

4.1	Specimen certificate for shares of Common Stock of the Company.

4.2	Rights Agreement, dated as of July 14, 1998, between the Company and Norwest Bank, Minnesota, N.A. (including the form of Rights Certificate attached as Exhibit B thereto) (Incorporated by reference to Exhibit 1 to the Company’s Registration Statement on Form 8-A, filed July 15, 1998).

4.3	First Amendment to Rights Agreement, dated March 14, 2000, between the Company and Norwest Bank, Minnesota, N.A. (Incorporated by reference to Exhibit 2 to the Company’s Registration Statement on Form 8-A/A-1, filed March 20, 2000).

4.4	Form of Convertible Subordinated Promissory Notes issued to Deerfield Partners, L.P. and Deerfield International Limited on December 2, 2002 (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on December 4, 2002).

4.5	Form of Common Stock Purchase Warrants issued to Deerfield Partners, L.P. and Deerfield International Limited on December 2, 2002 (Incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on December 4, 2002).

4.6	Senior Subordinated Convertible Notes Purchase Agreement, dated February 25, 2004, by and between MGI PHARMA, INC. and Merrill Lynch, Pierce, Fenner & Smith (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on March 4, 2004).

4.7	Senior Subordinated Convertible Notes Indenture, dated March 2, 2004, by and between MGI PHARMA, INC. and Wells Fargo Bank, National Association, as Trustee (Incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed March 4, 2004).

4.8	Registration Rights Agreement dated March 2, 2004, between MGI PHARMA, INC. and Merrill Lynch & Co. (Incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed March 4, 2004).

*10.1	1993 Nonemployee Director Stock Option Plan (Incorporated by reference to Exhibit 10.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1994).

*10.2	Deferred Compensation Plan for Nonemployee Directors (Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1995).

*10.3	1994 Stock Incentive Plan (Incorporated by reference to Exhibit 10.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1994).

*10.4	1999 Nonemployee Director Stock Option Plan (Incorporated by reference to Exhibit 10.7 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999, as amended by Form 10-K/A-1 filed on March 31, 2000 and Form 10-K/A-2 filed on February 14, 2001).

*10.5	1997 Stock Incentive Plan, as amended through May 14, 2002 (Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002).

10.6	Trademark License Agreement, dated as of December 31, 1989, between the Company and Norwich Eaton Pharmaceutical, Inc. (Incorporated by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1994).

**10.7	Supply and License Agreement, dated March 19, 1992, among E Merck Fine Chemicals Division, EM Industries and the Company (Incorporated by reference to Exhibit 10.23 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997).

10.8	Development, Marketing and Cooperation Agreement, dated October 23, 1995, between the Company and Dainippon Pharmaceutical Co., Ltd. (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1995).

10.9	Manufacturing Agreement, dated December 12, 1995, between the Company and Global Pharm, Inc. (now known as Patheon Inc.). (Incorporated by reference to Exhibit 10.25 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1995).

**10.10	Exclusive License Agreement, dated August 31, 1993, between the Company and The Regents of the University of California (Incorporated by reference to Exhibit 10.25 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998).

*10.11	Termination Agreement, dated as of September 14, 1999, with William C. Brown (Incorporated by reference to Exhibit 10.18 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999, as amended by Form 10-K/A-1 filed on March 31, 2000 and Form 10-K/A-2 filed on February 14, 2001).

*10.12	Termination Agreement, dated as of September 27, 1999, with Leon O. Moulder, Jr. (Incorporated by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999, as amended by Form 10-K/A-1 filed on March 31, 2000 and Form 10-K/A-2 filed on February 14, 2001).

10.13	Lease Agreement, dated April 19, 1999, with West Bloomington Center LLC (Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999).

**10.14	License Agreement, dated December 14, 1999, between the Company and Kissei Pharmaceutical Co., Ltd. (Incorporated by reference to Exhibit 10.26 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999, as amended by Form 10-K/A-1 filed on March 31, 2000 and Form 10-K/A-2 filed on February 14, 2001).

10.15	License Agreement, dated as of April 11, 2000, by and between the Company and CIBA Vision AG (now known as Novartis Pharma AG) (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000).

**10.16	License, Research and Development Agreement, dated as of August 2, 2000, by and between the Company and MethylGene, Inc. (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000).

10.17	Stock Purchase Agreement, dated as of August 5, 2000, by and between the Company and MethylGene, Inc. (Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000).

**10.18	Asset Purchase Agreement, dated as of October 26, 2000, by and between MedImmune Oncology, Inc. (now known as MedImmune, Inc.) and the Company (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000).

10.19	Lease Agreement, dated January 3, 2001, by and between Liberty Property Limited Partnership and the Company (Incorporated by reference to Exhibit 10.31 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000).

**10.20	License Agreement, dated as of April 6, 2001, between Helsinn Healthcare SA and the Company (Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on April 25, 2001).

**10.21	Supply and Purchase Agreement, dated as of April 6, 2001, between Helsinn Birex Pharmaceuticals Ltd. and the Company (Incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K filed on April 25, 2001).

*10.22	Termination Agreement, dated as of January 16, 2001 with John McDonald. (Incorporated by reference to Exhibit 10.29 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001).

*10.23	Amended and Restated Employee Stock Purchase Plan (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002).

10.24	Convertible Note and Warrant Purchase Agreement dated November 27, 2002, among the Company, Deerfield Partners, L.P. and Deerfield International Limited (Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on December 4, 2002).

**10.25	Amendments to License Agreement, dated as of April 6, 2001 between Helsinn Healthcare SA and the Company (Incorporated by reference to Exhibits 99.1 and 99.2 to the Company’s Current Report on Form 8-K filed on December 23, 2003).

**10.26	Amendment to Supply and Purchase Agreement, dated as of April 6, 2001 between Helsinn Birex Pharmaceuticals Ltd. and the Company (Incorporated by reference to Exhibit 99.3 to the Company’s Current Report on Form 8-K filed on December 23, 2003).

**10.27	Letter Amendment to License, Research and Development Agreement, dated as of August 2, 2000, between the Company and MethylGene, Inc. (Incorporated by reference to Exhibit 10.33 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003).

10.28	Pledge Agreement, dated March 2, 2004, by MGI PHARMA, INC. in favor of Wells Fargo Bank, National Association as Trustees (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 4, 2004).

10.29	Control Agreement, dated March 2, 2004, by and between MGI PHARMA, INC. and Wells Fargo Bank, National Association, as Trustee, Securities Intermediary and Depository Bank. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on March 4, 2004).

**10.30	Amended and Restated License Agreement dated August 31, 2004 between SuperGen, Inc. and MGI PHARMA, INC. (Incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004).

10.31	The Common Stock Purchase Agreement dated August 31, 2004 between MGI PHARMA, INC. and SuperGen, Inc. (Incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004).

10.32	Investor Rights Agreement dated August 31, 2004 between MGI PHARMA, INC and SuperGen, Inc. (Incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004).

*10.33	Termination Agreement by and between MGI PHARMA, INC. and Eric P. Loukas dated as of July 7, 2004.

**10.34	Amendment No 1 to the License Agreement, dated May 22, 2001, between Helsinn Healthcare SA and MGI PHARMA, INC. (Incorporated by reference to Exhibit 99.1 to the Company’s Amended Current Report on Form 8-K filed on August 27, 2004).

**10.35	Amendment No. 2 to the License Agreement, dated November 14, 2003, between Helsinn Healthcare SA and MGI PHARMA, INC. (Incorporated by reference to Exhibit 99.2 to the Company’s Amended Current Report on Form 8-K filed on August 27, 2004).

**10.36	Amendment No 1 to the Supply and Purchase Agreement, dated November 14, 2003, between Helsinn Birex Pharmaceuticals Ltd. And MGI PHARMA, INC. (Incorporated by reference to Exhibit 99.3 to the Company’s Amended Current Report on Form 8-K filed on August 27, 2004).

*10.37	Form of Executive Officer Termination Agreement (Incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on February 10, 2005).

*10.38	Termination Agreement by and between MGI PHARMA, INC. and James C. Hawley dated as of January 18, 2005. (Incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed on February 10, 2005).

*10.39	Termination Agreement by and between MGI PHARMA, INC. and Marty J. Duvall dated as of January 18, 2005.

*10.40	Termination Agreement by and between MGI PHARMA, INC. and Richard J. Rodgers dated as of March 29, 2004. (Incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K filed on February 10, 2005).

*10.41	Form of Incentive Stock Option Agreement. (Incorporated by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K filed on February 10, 2005).

*10.42	Form of Non-Incentive Stock Option Agreement. (Incorporated by reference to Exhibit 10.10 to the Company’s Current Report on Form 8-K filed on February 10, 2005).

*10.43	Form of Limited Stock Appreciation Right Grant Agreement. (Incorporated by reference to Exhibit 10.11 to the Company’s Current Report on Form 8-K filed on February 10, 2005).

12	Computation of Ratio of Earnings to Fixed Charges.

23	Consent of Independent Registered Public Accounting Firm

31.1	Certification of Leon O. Moulder, Jr. Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of William C. Brown Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Leon O. Moulder, Jr. Pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of William C. Brown Pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Items that are management contracts or compensatory plans or arrangements required to be filed as an exhibit pursuant to Item 15(b) of this Form 10-K.

**	Pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended, confidential portions of Exhibits 10.7, 10.10, 10.14, 10.16, 10.18, 10.20, 10.21, 10.25, 10.26, 10.27, 10.30, 10.34, 10.35 and 10.36 have been deleted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment.