Form 10-Q
period 2005-03-31
MGI PHARMA INC
filed 2005-05-10
CIK 702131

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

Indicate by check mark, whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes.  ☒    No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes.  ☒    No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $.01 par value	71,755,813 shares
(Class)	(Outstanding at May 2, 2005)

MGI PHARMA, INC.

FORM 10-Q INDEX

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

MGI PHARMA, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	March 31, 2005 (Unaudited)	December 31, 2004
ASSETS

Current assets:
Cash and cash equivalents	$24,666	$10,098
Short-term marketable investments	177,853	195,384
Restricted marketable investments	5,805	5,832
Receivables, less contractual allowances and allowance for bad debts of $13,941 and $12,227	132,074	122,275
Inventories	29,350	8,408
Other current assets	2,715	481

Total current assets	372,463	342,478

Restricted cash	600	600
Equipment, furniture and leasehold improvements, at cost less accumulated depreciation of $3,775 and $3,505	2,963	2,666
Long-term marketable investments	35,130	66,848
Restricted marketable investments, less current portion	5,671	8,519
Debt issuance costs, less accumulated amortization of $1,259 and $969	6,876	7,167
Intangible assets, at cost less accumulated amortization of $5,780 and $5,239	7,454	7,995
Other assets	62	62

Total assets	$431,219	$436,335

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$13,450	$14,831
Accrued expenses	29,742	43,244
Deferred revenue	245	624
Other current liabilities	1,287	124

Total current liabilities	44,724	58,823

Noncurrent liabilities:
Senior subordinated convertible notes, face value of $348,000 net of unamortized discount of $87,828 as of March 31, 2005 and December 31, 2004	260,172	260,172
Deferred revenue	1,890	1,951
Other noncurrent liabilities	881	879

Total noncurrent liabilities	262,943	263,002

Total liabilities	307,667	321,825

Stockholders’ equity:
Preferred stock, 10,000,000 authorized and unissued shares	—	—
Common stock, $.01 par value, 140,000,000 authorized shares, 71,706,266 and 71,041,179 issued and outstanding shares	717	710
Additional paid-in capital	423,834	418,659
Unearned compensation - restricted stock	(2,513)	(3,216)
Accumulated other comprehensive (loss) income	(3,015)	5,428
Accumulated deficit	(295,471)	(307,071)

Total stockholders’ equity	123,552	114,510

Total liabilities and stockholders’ equity	$431,219	$436,335

See accompanying Notes to Consolidated Financial Statements.

MGI PHARMA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(in thousands, except per share data)

	Three Months Ended March 31,
	2005	2004
Revenues:
Sales	$62,385	$25,834
Licensing and other	850	1,035

	63,235	26,869

Costs and expenses:
Cost of sales	21,915	7,624
Selling, general and administrative	18,755	17,465
Research and development	10,317	5,016

	50,987	30,105

Operating income (loss)	12,248	(3,236)

Interest income	1,357	815
Interest expense	(1,755)	(725)

Income (loss) before income taxes	11,850	(3,146)
Provision for income taxes	(250)	—

Net income (loss)	$11,600	$(3,146)

Net income (loss) per common share:
Basic	$0.16	$(0.05)
Diluted	$0.15	$(0.05)

Weighted average number of common shares outstanding:
Basic	71,345	68,545
Diluted	75,615	68,545

See accompanying Notes to Consolidated Financial Statements.

MGI PHARMA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(in thousands, except per share data)

	Three Months Ended March 31,
	2005	2004
OPERATING ACTIVITIES:
Net income (loss)	$11,600	$(3,146)
Adjustments for non-cash items:
Depreciation and intangible amortization	830	637
Benefit plan contribution	382	209
Employee stock compensation expense	1,223	12
Amortization of non-cash financing charges	291	209
Other	13	16
Change in operating assets and liabilities:
Receivables	(9,799)	(17,885)
Inventories	(20,942)	1,439
Other current assets	(2,234)	(19)
Accounts payable	(1,381)	1,082
Accrued expenses	(12,470)	(4,596)
Deferred revenue	(440)	(61)
Other current liabilities	1,163	604

Net cash used in operating activities	(31,764)	(21,499)

INVESTING ACTIVITIES:
Purchase of investments	(518,205)	(735,668)
Maturity of investments	559,011	515,069
Purchase of equipment, furniture and leasehold improvements	(587)	(270)

Net cash provided by (used in) investing activities	40,219	(220,869)

FINANCING ACTIVITIES:
Purchase of restricted marketable securities held by trustee for debt service	—	(17,081)
Maturity of restricted marketable securities held by trustee for debt service	2,875	—
Issuance of shares under stock plans	3,238	5,890
Proceeds of debt offering	—	260,172
Issuance costs of debt offering	—	(8,078)
Issuance of shares through stock purchase warrant exercise	—	3,850

Net cash provided by financing activities	6,113	244,753

Increase (decrease) in cash and cash equivalents	14,568	2,385

Cash and cash equivalents at beginning of period	10,098	5,491

Cash and cash equivalents at end of period	$24,666	$7,876

Supplemental disclosure of cash information:
Cash paid for interest	$2,927	$—

See accompanying Notes to Consolidated Financial Statements.

MGI PHARMA, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(1) Basis of Presentation

In the opinion of management, the accompanying Unaudited Consolidated Financial Statements (“consolidated financial statements”) of MGI PHARMA, INC. (“MGI” or “Company”) have been prepared on a consistent basis with the December 31, 2004 audited consolidated financial statements and include all adjustments, consisting of only normal recurring adjustments, necessary to fairly present the information set forth therein. The consolidated financial statements have been prepared in accordance with the regulations of the SEC, and, therefore, omit certain information and footnote disclosure necessary to present the statements in accordance with generally accepted accounting principles. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, which was filed with the SEC on March 10, 2005. Certain amounts reported in previous periods have been reclassified to conform to the current period presentation. The results of operations for the first three months of 2005 are not necessarily indicative of the results to be expected for the entire fiscal year.

Accounting Policies:

In preparing the consolidated financial statements in conformity with U.S. generally accepted accounting principles, management must make decisions that impact the reported amounts and the related disclosures. Such decisions include the selection of the appropriate accounting principles to be applied and the assumptions on which to base accounting estimates. In reaching such decisions, management applies judgments based on its understanding and analysis of the relevant circumstances, historical experience, and actuarial valuations. Actual amounts could differ from those estimated at the time the consolidated financial statements are prepared. Note 1 to the consolidated financial statements in the Company’s Annual Report on Form 10-K provides a summary of the significant accounting policies followed in the preparation of the consolidated financial statements. Other footnotes in the Company’s Annual Report on Form 10-K describe various elements of the consolidated financial statements and the assumptions made in determining specific amounts.

Recent Accounting Pronouncements:

In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123 (Revised 2004), “Share-Based Payment.” SFAS No. 123R is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation” and supersedes Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees” and its related implementation guidance. SFAS No. 123R focuses primarily on accounting for transactions in which an entity obtains employee services through share-based payment transactions. SFAS No. 123R requires a public entity to measure the cost of employee services received in exchange for the award of equity instruments based on the fair value of the award at the date of grant. The cost will be recognized over the period during which an employee is required to provide services in exchange for the award. In April 2005, the SEC issued a new rule that allows companies to implement SFAS No. 123R at the beginning of the next fiscal year, instead of the next reporting period, that begins after June 15, 2005. As a result, we will implement SFAS No. 123R in the reporting period beginning January 1, 2006. While the Company cannot precisely determine the impact on net earnings as a result of the adoption of SFAS No. 123R, estimated compensation expense related to prior periods can be found under the heading “Stock-Based Compensation” in note 2. The ultimate amount of increased compensation expense will be dependent on whether the Company adopts SFAS No.123R using the modified prospective or retrospective method, the number of option shares granted during the year, their timing and vesting period, and the method used to calculate the fair value of the awards, among other factors.

At its October 2004 meeting, the Emerging Issues Task Force of the FASB reached a consensus on Issue No. 04-8, “The Effect of Contingently Convertible Debt on Diluted Earnings per Share.” The consensus requires contingently convertible instruments to be included in diluted earnings per share (if dilutive) regardless of whether the market price trigger has been met. The consensus is to be applied to contingently convertible instruments in reporting periods beginning after December 15, 2004. The adoption of this consensus had no effect on the Company’s consolidated financial statements as presented. The potential dilutive shares related to our senior subordinated convertible notes issued in March 2004 are excluded from our diluted loss per share for the three months ended March 31, 2005 and 2004 because their inclusion in a calculation of net income (loss) per share would be antidilutive. When dilutive, our diluted shares outstanding will be increased by up to 8.3 million shares and the net earnings used for earnings per share calculations would be adjusted, using the if-converted method. The Company estimates it would need to record annual net income of approximately $64 million, or quarterly net income of approximately $16 million in order for the effect of this pronouncement to be dilutive to earnings per share.

(2) Stock Incentive Plans

Under stock incentive plans, designated persons (including officers, directors, employees and consultants) have been or may be granted rights to acquire our common stock. These rights include stock options and other equity rights. At March 31, 2005, shares issued and shares available under stock incentive plans are as follows:

(in thousands, except exercise price)	Shareholder Approved Plans	Other Plans	Total For All Plans
Shares issuable under outstanding options	9,045	40	9,085
Shares available for future issuance	2,175	—	2,175

Total	11,220	40	11,260

Average exercise price for outstanding options	$14.36	$5.24	$14.32

We account for stock-based compensation arrangements in accordance with the provisions of APB No. 25, “Accounting for Stock Issued to Employees,” and comply with the disclosure provisions of SFAS No. 148, “Accounting for Stock-Based Compensation”. Under APB No. 25, compensation cost is recognized when the market value of the Company’s stock exceeds the amount an employee must pay to acquire the stock at the date of grant. During the second quarter of 2004, a stock option grant was made below market value and the aggregate amount of $284,800 is being expensed in accordance with APB No. 25 over a four-year vesting period. All other stock incentive awards were made at market value so no compensation expense has been recognized for these awards. Had we determined compensation cost based on fair value at the grant date for our stock options and the fair value of the discount related to the employee stock purchase plan under SFAS 123, our net income (loss) would have been reported as follows:

(in thousands, except per share data)	Three Months Ended March 31,
	2005	2004
Net income (loss), as reported	$11,600	$(3,146)
Add: Stock-based employee compensation expense, included in reported net income (loss)	37	—
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(8,225)	(3,097)

Pro forma net income (loss)	$3,412	$(6,243)

Net income (loss) per common share:
As reported basic	$0.16	$(0.05)
Pro forma basic	$0.05	$(0.09)

As reported diluted	$0.15	$(0.05)
Pro forma diluted	$0.05	$(0.09)

	2005	2004
Expected dividend yield	0%	0%
Risk-free interest rate	3.88%	3.43%
Annualized volatility	0.76	0.80
Expected life, in years	5.375	5.25

(3) Net Income (Loss) Per Common Share

Net income (loss) per common share for the three-month periods ended March 31, 2005 and 2004 is based on weighted average shares outstanding as summarized in the following table:

Three months ended March 31,	2005	2004
(in thousands)
Weighted-average shares - basic	71,345	68,545
Effect of dilutive stock options	4,270	—
Effect of convertible debt	—	—

Weighted-average shares - assuming dilution	75,615	68,545

Potentially dilutive securities, which are excluded from the calculation because their inclusion in a calculation of net income (loss) per share would have been antidilutive, include common shares issuable upon exercise of stock options of 2.2 million for 2005 and 8.0 million for 2004 and common shares issuable on conversion of our convertible debt of 8.3 million for both 2005 and 2004 (see Note 7).

(4) Marketable Investments

Marketable investments consisted of held-to-maturity and available-for-sale debt investments that are reported at amortized cost, which approximates fair market value and available-for-sale, publicly traded, equity securities that are reported at fair market value. Unrealized gains or losses from the available-for-sale, marketable securities are included in “Accumulated other comprehensive (loss) income,” as a separate component of “Stockholders’ equity.” Short-term marketable investments at March 31, 2005 and December 31, 2004 are summarized in the following table:

(in thousands)	March 31, 2005	December 31, 2004
Corporate notes (classified as held-to-maturity)	$7,190	$33,071
Government agencies (classified as held-to-maturity)	20,036	—
Auction rate securities (classified as available-for-sale)	150,627	162,313

	$177,853	$195,384

“Long-term marketable investments” at March 31, 2005 and December 31, 2004 consisted of publicly traded, equity securities, corporate notes and United States government agencies debt. The corporate notes and United States government agencies debt investments as of December 31, 2004 mature between January of 2006 and April of 2006. The United States government agencies debt investments as of March 31, 2005 mature in April of 2006. Long-term marketable securities are summarized in the following table:

(in thousands)	March 31, 2005	December 31, 2004
Corporate notes (classified as held-to-maturity)	$—	$3,184
Equity securities (classified as available-for-sale)	25,031	33,474
Government agencies (classified as held-to-maturity)	10,099	30,190

	$35,130	$66,848

Restricted marketable investments of $11.5 million and $14.4 million at March 31, 2005 and December 31, 2004, respectively, consist of United States government agency investments (see note 7).

(5) Inventories

Inventories at March 31, 2005 and December 31, 2004 are summarized as follows:

(in thousands)	2005	2004
Raw materials and supplies	$15	$328
Work in process	262	397
Finished products	29,073	7,473
Inventories consigned to others	—	210

Total	$29,350	$8,408

Inventories are stated at the lower of cost or market. Cost is determined on a first-in, first-out basis.

(6) Accrued Expenses

Accrued expenses at March 31, 2005 and December 31, 2004 are summarized as follows:

(in thousands)	2005	2004
Product rebate and other fees	$11,962	$14,229
License fees	4,662	4,576
Product return accrual	2,328	2,448
Product development commitments	1,466	3,314
Field sales bonuses	789	3,800
Other bonuses	658	3,512
Retirement plan accruals	839	2,624
Interest	488	1,951
Other accrued expenses	6,550	6,790

Total	$29,742	$43,244

(7) Stockholders’ Equity

Changes in selected stockholders’ equity accounts for the three months ended March 31, 2005 were as follows:

	Common Stock		Additional paid-in capital	Unearned compensation	Accumulated other comprehensive income
(in thousands)	Shares	Par value
Balance at December 31, 2004	71,041	$710	$418,659	$(3,216)	$5,428
Conversion of debt
Exercise of stock purchase warrants
Exercise of stock options	618	6	3,232
Employee retirement plan contribution	46		1,413
Stock option term modification			275
Restricted stock expense			115	703
Unrealized loss on available for sale investments					(8,443)
Income tax expense related to employee stock awards			130
Other issuances	1	1	10

Balance at March 31, 2005	71,706	$717	$423,834	$(2,513)	$(3,015)

(8) Acquisitions

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

Aesgen: On September 28, 2004, MGIP Acquisition Corp., a Delaware corporation and a wholly owned subsidiary of MGI PHARMA, merged with and into Aesgen, Inc., a Delaware corporation (“Aesgen”), with Aesgen surviving as our wholly owned subsidiary. Aesgen, Inc. was a privately held company focused on developing therapies for treating side effects associated with cancer treatments. Aesgen’s lead product, SaforisTM oral suspension, is a phase 3 product candidate in development for treatment of oral mucositis. The transaction has been accounted for as a purchase business combination per SFAS 141, “Business Combinations”. Commencing September 28, 2004, the results of Aesgen’s operations have been included in our consolidated financial statements.

As consideration for all of the ownership interests in Aesgen, we paid $32 million in cash at the closing. In addition, we assumed $1.1 million in liabilities and incurred $1.9 million in transaction fees, including legal, valuation and accounting fees.

The following is a summary of potential contingent consideration to Aesgen’s former security holders:

•	$33 million upon FDA approval of Saforis™ oral suspension;

•	$25 million in the event that net sales of Aesgen products containing L-Glutamine, including Saforis oral suspension, exceed $50 million in the second year after commercial launch of Saforis oral suspension; and

•	For the ten-year period after commercialization begins, a 5 percent royalty on net sales of Saforis oral suspension after cumulative net sales exceed $50 million; and

•	A payment equal to three times net sales in the tenth year after commercialization begins.

If earned, contingent consideration would be considered goodwill. Goodwill represents the excess of the purchase price paid over the fair value of tangible and identifiable intangible net assets acquired in business combinations. In accordance with SFAS No. 142, the Company has not amortized goodwill for business acquisitions consummated after June 30, 2001, and ceased amortization of goodwill effective April 1, 2002 for business combinations consummated prior to July 1, 2001. Goodwill is reviewed annually and whenever events or circumstances occur which indicate that goodwill might be impaired.

No contingent consideration was paid or was payable as of March 31, 2005.

Pro forma results of operations: The following unaudited pro forma information for the three months ended March 31, 2004, presents a summary of the combined results of MGI PHARMA, Aesgen and Zycos as if the acquisitions had occurred on January 1, 2004. The pro forma net income (loss) and income (loss) per share include the acquired IPR&D charge noted above as if recognized in 2003. The pro forma information is not necessarily indicative of results that would have occurred had the acquisitions been consummated for the periods presented or indicative of results that may be achieved in the future.

(in thousands)	Three Months Ended March 31, 2004
Total revenues	$27,768
Net income (loss)	(4,623)
Pro forma loss per common share:
Basic	$(0.07)
Diluted	$(0.07)

(9) Research and Development Expense

Research and development expense for the three-month periods ended March 31, 2005 and 2004 consists of the following:

Three months ended March 31,	2005	2004
(in thousands)
License fees	$—	$500
Other research and development	10,317	4,516

Total	$10,317	$5,016

(10) Comprehensive Income

Total comprehensive income (loss) consists of net income (loss) and other comprehensive income, which consists of unrealized gains and losses on available-for-sale investments. Other comprehensive income has no impact on our net income (loss) but is reflected in our balance sheet through an adjustment to stockholders’ equity. The components of comprehensive income (loss) are as follows:

(in thousands)	Three Months Ended March 31,
	2005	2004
Net income (loss), as reported	$11,600	$(3,146)
Unrealized gain (loss) from securities classified as available for sale	(8,443)	—

Comprehensive income (loss)	$3,157	$(3,146)

Item 2.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Business Overview –

MGI PHARMA, INC. (including its subsidiaries, “MGI,” “we,” or the “Company”) is an oncology-focused biopharmaceutical company that acquires, develops and commercializes proprietary pharmaceutical products that address cancer patient needs. It is our goal to become a leading oncology-focused biopharmaceutical company through the application of our three core competencies of oncology product acquisition, development and commercialization, which we apply toward our portfolio of oncology products and product candidates. We acquire intellectual property or product rights from others after they have completed the basic research to discover the compounds that will become our product candidates or marketed products. This allows us to focus our skills on product development and commercialization rather than directly performing drug discovery. We have facilities in Bloomington, Minnesota; Lexington, Massachusetts; and Princeton, New Jersey.

We promote products directly to physician specialists in the United States using our own sales force. Our products include Aloxi® (palonosetron hydrochloride) injection, Salagen® (pilocarpine hydrochloride) Tablets, Hexalen® (altretamine) capsules and Kadian® (morphine sulfate) sustained release capsules. In the third quarter of 2003, Aloxi injection was approved by the U.S. Food and Drug Administration (“FDA”) for the prevention of acute and delayed chemotherapy-induced nausea and vomiting (“CINV”) and we began promoting it. Given the large market in which Aloxi injection competes and its favorable clinical profile, sales of Aloxi injection substantially exceeded 2004 sales of our other products. We obtained exclusive U.S. and Canadian license and distribution rights to Aloxi injection for CINV from Helsinn Healthcare SA (“Helsinn”) in April 2001. In November 2003, we and Helsinn expanded the agreement to include rights for the prevention of postoperative nausea and vomiting (“PONV”) application of Aloxi injection and an oral Aloxi formulation. Unless we meet certain minimum Aloxi product sales requirements under our license agreement with Helsinn, we would be required to work with Helsinn to develop a remediation plan that if not successfully implemented could result in certain Aloxi product rights reverting to Helsinn. Our 2004 Aloxi product sales of $159.3 million substantially exceeded the minimum requirement for 2004 of $25 million. Our minimum Aloxi product sales requirement for all Aloxi applications is estimated to peak at approximately $155 to $175 million, depending upon the timing of marketing approvals for Aloxi injection for PONV and Aloxi oral for CINV. Our sales of Aloxi injection for CINV (which does not include any sales of Aloxi injection for PONV or Aloxi oral for CINV) for the quarter ended March 31, 2005 and for the year ended December 31, 2004 were $57.2 million and $159.3 million, respectively, so we believe there is minimal risk that we will not achieve our future contractual sales minimums under the Helsinn license agreement.

Salagen Tablets are approved in the United States for two indications: the symptoms of dry mouth associated with radiation treatment in head and neck cancer patients and the symptoms of dry mouth associated with Sjögren’s syndrome, an autoimmune disease that damages the salivary glands. Beginning in November of 2004, generic 5 milligram pilocarpine hydrochloride tablets entered the United States markets where Salagen Tablets compete and we suspended direct promotion of Salagen Tablets. If the introduction of these competing products adheres to the classic pattern of initial generic competition in a pharmaceutical class, we would expect Salagen Tablets sales to decline significantly from our 2004 sales of $29.3 million in the United States. Sales of Salagen Tablets were $3.6 million and $6.7 million for the quarters ended March 31, 2005 and 2004, respectively.

Hexalen capsules are an orally administered chemotherapeutic agent approved in the United States for treatment of refractory ovarian cancer patients.

The following table summarizes the principal indications and commercial rights for our currently marketable products.

Products	Principal Indications	Status	Commercial Rights
Aloxi injection	Chemotherapy-induced nausea and vomiting	Currently marketed	U.S. & Canada: MGI

Salagen Tablets	Symptoms of radiation-induced dry mouth in head and neck cancer patients Dry mouth, plus dry eyes outside the U.S., in Sjögren’s syndrome patients	Currently marketed	U.S.: MGI Europe: Novartis Canada: Pfizer Rest of World: Various other collaborators

Hexalen capsules	Ovarian Cancer	Currently marketed	U.S.: MGI Outside U.S.: Various collaborators

Kadian capsules	Cancer related pain	Currently promoted	U.S.: MGI - Cancer Alpharma – all other

The following table summarizes the principal indications, development status and sponsor for our products under development.

Products	Principal Indications	Status
Dacogen injection	MDS AML	FDA & EMEA review To begin Phase 3

Saforis oral suspension	Oral mucositis	To submit NDA To begin second Phase 3

ZYC101a	Cervical dysplasia	To begin pivotal program

Aloxi injection	PONV	To begin Phase 3

Aloxi capsules	CINV	To begin Phase 3

Irofulven *	Monotherapy Combination Therapy	Phase 2 Phase 2

MG98	Renal cell cancer	Phase 2

ZYC300	Solid tumors	Phase 1/2

Other acylfulvene analogs	Various Cancers	Preclinical

*	includes National Cancer Institute trials

Our goal is to become a leading oncology-focused biopharmaceutical company serving well-defined markets. The key elements of our strategy are to:

•	Continue to successfully commercialize Aloxi injection for prevention of chemotherapy-induced nausea and vomiting, or CINV, by marketing Aloxi injection as an enhanced alternative to currently-marketed 5-HT3 receptor antagonists;

•	In collaboration with SuperGen, Inc. pursue approval of the New Drug Application, or NDA, and Marketing Authorization Application, or MAA, for Dacogen injection at the U.S. Food and Drug Administration, or FDA, and the European Medicines Agency, or EMEA, while completing United States commercial product launch activities in conjunction with the September 1, 2005 Prescription Drug User Fee Act, or PDUFA, goal date established by the FDA;

•	Complete the NDA submission for Saforis oral suspension during the third quarter of 2005 and initiate a phase 3 trial of Saforis oral suspension in patients with oral mucositis after the NDA submission is completed.

•	Advance our predominately late-stage product candidate pipeline, including initiation in 2005 of the following pivotal programs or phase 3 trials:

•	Dacogen injection for the treatment of acute myeloid leukemia, or AML,

•	Aloxi injection for the prevention of post operative nausea and vomiting, or PONV, and Aloxi capsules for prevention of CINV, and

•	ZYC101a for the treatment of cervical dysplasia;

•	Establish commercialization paths for our product candidates in territories outside of North America; and

•	Selectively add to our product portfolio through various means, including product acquisition, in-licensing, co-promotion or business combinations, including:

•	Oncology and oncology-related products, and

•	Acute care, hospital promoted products.

Results of Operations

Quarter ended March 31, 2005 compared to quarter ended March 31, 2004

Revenues

Total revenues in the first quarter of 2005 increased 135 percent over total revenues in the first quarter of 2004.

(in thousands)	Three Months Ended March 31,		Change	% Change
	2005	2004
Sales:
Aloxi injection	$57,154	$18,561	$38,593	208%
Salagen Tablets	3,633	6,717	(3,084)	(46)
Other	1,598	556	1,042	187

Total sales	62,385	25,834	36,551	141

Licensing	850	1,035	(185)	(18)

Total revenues	$63,235	$26,869	$36,366	135

Sales: Sales revenue increased 141 percent in the first quarter of 2005 from the first quarter of 2004.

•	Sales of Aloxi injection, which we began selling in September 2003, are the primary reason for the increase in sales revenue. We recognized $57.2 million in Aloxi injection net sales revenue in the first quarter of 2005, which represented 91.6 percent of our sales revenue. In the first quarter of 2004, we recognized $18.6 million in Aloxi sales, which represented 72 percent of our sales revenue. Continued commercialization of Aloxi injection is expected to result in sales of Aloxi injection representing a greater percentage of our sales revenue in future periods.

•	In the first quarter of 2005, we recognized $3.6 million of Salagen Tablets sales, which represented 5.8 percent of our sales revenue. In the first quarter of 2004, we recognized $6.7 million in Salagen Tablets sales, which represented 26 percent of our sales revenue. In November 2004, the FDA approved a competitor’s Abbreviated New Drug Application (“ANDA”) for a generic 5 milligram pilocarpine hydrochloride tablet and a second ANDA was approved in December 2004 and we have suspended direct promotion of Salagen Tablets. If the introduction of these competing products adheres to the classic pattern of initial generic competition in a pharmaceutical product class, we would expect Salagen Tablet sales in 2005 to decline significantly from 2004 levels.

•	As is common in the pharmaceutical industry, our domestic sales are made to pharmaceutical wholesalers for further distribution through pharmacies to the ultimate consumers of our products.

Licensing: Licensing revenue decreased 18 percent to $0.9 million in the first quarter of 2005 from $1 million in the first quarter of 2004. Licensing revenue is a combination of deferred revenue amortization that is recognized over the term of the underlying arrangement and royalties that are recognized when the related sales occur. Future licensing revenue will fluctuate from quarter to quarter depending on the level of recurring royalty generating activities and changes in amortization of deferred revenue, including the initiation or termination of licensing arrangements.

We expect revenue for 2005 to be approximately $285 million, including estimated Aloxi injection sales of $260 million.

Costs and Expenses

(in thousands)	Three Months Ended March 31,		Change	% Change
	2005	2004
Costs and expenses:
Cost of sales	$21,915	$7,624	$14,291	187%
Selling, general and administrative	18,755	17,465	1,290	7
Research and development	10,317	5,016	5,301	106

	$50,987	$30,105	$20,882	69

Cost of sales: Cost of sales as a percentage of sales was 35.1 percent for the first quarter of 2005 and 29.5 percent for the first quarter of 2004. The increase in cost of sales as a percentage of sales is a result of sales of Aloxi injection, which has a lower gross margin than our other marketed products. If Aloxi injection sales continue to represent an increasing percentage of our sales revenue, cost of sales will increase as a percentage of sales. Cost of sales may vary from quarter to quarter, depending on the product mix and production costs. We believe that cost of sales for 2005 will be approximately $97 million.

Selling, general and administrative: Selling, general and administrative expenses increased $18.8 million in the first quarter of 2005 from $17.5 million in the first quarter of 2004. The increase is primarily a result of the company’s year over year growth. We expect selling, general and administrative expense of approximately $80 million for 2005.

Research and development: Research and development expense increased 106 percent to $10.3 million in the first quarter of 2005 from $5.0 million in the first quarter of 2004. The increase primarily represents increased spending on development programs for the late-stage product candidates in our pipeline, including those acquired in 2004. We expect net research and development expense for 2005 to be approximately $46 million.

(in thousands)	Three Months Ended March 31,		Change	% Change
	2005	2004
Interest income	$1,357	$815	$542	67%
Interest expense	(1,755)	(725)	(1,030)	142

	$(398)	$90	$(488)	NM

NM – Not Meaningful

Interest Income

Interest income increased 67 percent to $1.4 million in the first quarter of 2005 from $0.8 million in the first quarter of 2004. The increase is due to an increase in the average amount of funds available for investment, resulting from the $252.1 million of net proceeds from the March 2004 convertible debt issuance. Interest income for 2005 will fluctuate depending on the timing of cash flows and changes in interest rates for marketable investments.

Interest Expense

Interest expense increased 142 percent to $1.8 million in the first quarter of 2005 from $0.7 million in the first quarter of 2004. The increase is due to our issuance of convertible debt in March 2004. We expect interest expense for 2005 to be approximately $7 million, of which $5.9 million will be paid using cash. The non-cash portion of interest expense is primarily related to the amortization of issuance costs incurred and capitalized in conjunction with the issuance of convertible debt in March 2004.

Tax Expense

Tax expense of $250,000 represents federal alternative minimum taxes. Our ability to achieve profitable operations is dependent upon our successful commercialization of Aloxi injection, among other things, and therefore, we continue to maintain a valuation allowance against our deferred tax assets. If and when it is judged to be more-likely-than-not that we will be able to utilize some or all of our deferred tax assets, the related valuation allowance will be reduced and a tax benefit will be recorded, and the portion of the allowance pertaining to the exercise of stock options will increase additional paid-in capital. The benefits realized from the use of acquired net operating losses and credits will first reduce to zero the intangible assets related to the acquisitions and then reduce tax expense. Then for subsequent tax periods, our tax provision would likely reflect normal statutory tax rates, and utilization of our deferred tax attributes would reduce our deferred tax asset balance. The timing of this valuation allowance adjustment is primarily dependent upon continued growth in sales of Aloxi injection and the demonstration of consecutive quarters of profitability.

Net Income (Loss)

We had a net income of $11.6 million for the first quarter of 2005 and a net loss of $3.1 million for the first quarter of 2004. The change to net income in the first quarter of 2005 from net loss in the first quarter of 2004 reflects a 135 percent increase in revenues from 2004 to 2005, and a 69 percent increase in costs and expenses from 2004 to 2005. We expect operating income for 2005 to be approximately $62 million.

Liquidity and Capital Resources

At March 31, 2005, we had cash, cash equivalents and unrestricted marketable debt investments of $213 million and working capital of $328 million, compared with $238 million and $284 million, respectively, at December 31, 2004. A majority of the decrease in cash and cash equivalents was to fund working capital requirements for accounts receivable and inventory in the quarter.

Net Cash Used in Operating Activities

Net cash used in operations was $31.8 million and $21.5 million for the three months ended March 31, 2005 and 2004, respectively. The increase in cash use was primarily due to an increase in accounts receivable and inventories and decreases in accounts payable and accrued expenses, offset by an increase in net income. The $20.9 million increase in inventories reflects inventory build to support Aloxi injection sales. Our terms for Aloxi injection sales to specialty distributors are 150 days, a change from 180 days in the fourth quarter of 2004; as a result, the $9.8 million increase in accounts receivable is a result of increased Aloxi injection sales from the fourth quarter of 2004 and the first quarter of 2005 compared to sales in the second half of 2004. The primary reason for the decrease in accrued expenses is the decrease in bonus accruals of $6 million.

Net Cash Provided by (Used in) Investing Activities

Net cash provided by investing was $40.2 million for the three months ended March 31, 2005 and $220.9 million was used in investing for the three months ended March 31, 2004. The 2005 amount provided by investing was the result of maturing investments. The 2004 amount used in investing activities was a result of investing proceeds from the issuance of convertible debt in March 2004. Cash provided by or used in investing activities will fluctuate due to the timing of purchase and maturity of investments.

Net Cash Provided by Financing Activities

Net cash provided by financing was $6.1 million and $244.8 million for the three months ended March 31, 2005 and 2004, respectively. The 2005 amount provided by financing activities was the result of the maturing of restricted investments and issuance of shares under stock plans. The 2004 amount was due to net proceeds of $252.1 million received from the issuance of convertible debt in March 2004, $5.9 million from issuance of shares under stock award plans and $3.9 million upon the exercise of warrants and issuance of shares. This total was reduced by the purchase of $17.1 million of restricted marketable securities, which were pledged as security for the first six scheduled interest payments related to the issuance of convertible debt.

Cash Management and Requirements

Our cash use in 2005 will depend in part upon the pattern of Aloxi injection sales. We expect the Aloxi injection sales to increase for 2005, which will result in increased working capital deployed for Aloxi injection finished product inventory and receivables. However, as sales increase we expect our operations to generate positive cash flow. We expect cash provided by operations in 2005 to be approximately $60 million. Our overall change in cash position will be positive or negative depending on our investing and financing activities.

Substantial amounts of capital are required for our pharmaceutical development and commercialization efforts.

For continued development and commercialization of our product candidates and marketed products, and the acquisition and development of additional product candidates, we plan to utilize cash provided from product sales, collaborative arrangements and existing liquid assets: we may seek other sources of funding, including additional equity or debt issuances as appropriate. We have no arrangements or operating covenants that would trigger acceleration of our lease obligations or long-term liabilities.

Our liquidity is affected by a variety of factors, including sales of our products, the pace of our research and development programs, the out-licensing of our products, the in-licensing of new products and our ability to raise additional debt or equity capital. As identified in our risk factors, adverse changes that affect our future demand for our marketed products, continued access to the capital markets, and continued development and expansion of our product candidates would affect our longer-term liquidity. We believe we have sufficient liquidity and capital resources to fund operations to positive cash flow. The following table summarizes our contractual obligations at March 31, 2005 and the effect these obligations are expected to have on our liquidity and cash flow in future periods:

(in thousands)	Remainder of 2005	2006	2007	2008	2009	Thereafter	Total
Operating lease payments	$2,110	$2,568	$2,605	$1,720	$1,126	$559	$10,688
Convertible debt	—	—	—	—	—	348,000	348,000
Dacogen minimum development obligation (a)	—	—	4,900	—	—	—	4,900
Helsinn minimum sales obligation (b)	2,862	5,181	6,120	5,554	4,795	11,465	35,977

Total	$4,972	$7,749	$13,625	$7,274	$5,921	$360,024	$399,565

(a)	In connection with the September 2004 in-licensing agreement with SuperGen where we obtained the exclusive worldwide rights for Dacogen (decitabine) injection, we committed to fund at least $15 million of further Dacogen injection development costs by September 1, 2007, of which $10.1 million was incurred as of March 31, 2005.
(b)	In connection with the April 2001 in-licensing agreement with Helsinn Healthcare SA where we obtained the exclusive U.S. and Canadian oncology license and distribution rights for Aloxi injection, we agreed to pay minimum payments over the first ten years following commercialization. The minimum is only payable to the extent that it exceeds the actual payments that would otherwise be payable under the agreement. Minimum sales targets of Aloxi injection for prevention of CINV peak at approximately $90 million in the fourth year of commercialization.

We expect to make additional payments to Helsinn related to Aloxi product candidates totaling $22.5 million, to SuperGen related to Dacogen injection totaling $32.5 million and to Aesgen former security holders related to Saforis oral suspension totaling $58 million over the course of the next several years upon achievement of certain development milestones.

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

Application of Critical Accounting Policies and Estimates

There were no significant changes to our critical accounting policies during the three months ended March 31, 2005. See our most recent Annual Report filed on Form 10-K for the year ended December 31, 2004 for a discussion of our critical accounting policies.

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

Aloxi injection sales represented 92 percent and 83 percent of our total product sales and 90 and 81 percent of our total revenue for the three months ended March 31, 2005 and year ended December 31, 2004, respectively. Any factor adversely affecting sales of Aloxi injection could cause our product revenues to decrease and our stock price to decline significantly.

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

The FDA subjects an approved product and its manufacturer to continual regulatory review. After approval and use in an increasing number of patients, the discovery of previously unknown problems with a product, such as unacceptable toxicities or side effects, may result in restrictions or sanctions on the product or manufacturer that could affect the commercial viability of the product or could require withdrawal of the product from the market. Further, we must continually submit any labeling, advertising and promotional material to the FDA for review. There is risk that the FDA will prohibit use of the marketing material in the form we desire.

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

Generic pilocarpine hydrochloride tablets were introduced into the United States in November 2004. Our sales of Salagen Tablets (pilocarpine hydrochloride) in the United States are likely to decline significantly for subsequent periods.

Beginning in November 2004 generic 5 milligram pilocarpine hydrochloride tablets entered the United States markets where Salagen Tablets (pilocarpine hydrochloride) competes. We expect our annual sales of Salagen Tablets beginning in 2005 to decline significantly from our first quarter 2005 sales of $3.6 million and our 2004 sales of $29.3 million in the United States.

Our operating results may fluctuate significantly, which may adversely affect our stock price.

If our operating results do not meet the expectations of investors or securities analysts, our stock price may decline. Our operating results may fluctuate significantly from period to period due to a variety of factors including:

•	the acceptance of, and demand for, Aloxi injection;

•	changing demand for our other products;

•	third parties introducing competing products;

•	the pace and breadth of our development programs;

•	expenditures we incur to acquire, license, develop or promote additional products;

•	expenditures we incur and assume in business acquisitions;

•	availability of product supply from third-party manufacturers;

•	changes in sales and marketing expenditures; and

•	the timing of licensing and royalty revenues.

For the first three months of 2005, we had net income of $11.6 million. For the year ended December 31, 2004, we had a net loss of $85.7 million inclusive of $83.1 million of acquired in-process research and development expense related to acquisitions, compared to net losses of $61.9 and $36.1 million for each of the years ended December 31, 2003, and December 31, 2002, respectively. Variations in the timing of our future revenues and expenses could cause significant fluctuations in our operating results from period to period and may result in unanticipated earnings shortfalls or losses.

Our effective tax rate, if any, may vary significantly from period to period, especially within the first few years of becoming profitable. Increases in our effective tax rate would have a negative effect on our results of operations.

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

Before obtaining regulatory approvals for the commercial sale of any product under development, including irofulven, Dacogen injection, Saforis oral suspension, ZYC300 and ZYC101a, we, or our strategic collaborators, must demonstrate through preclinical studies and clinical trials that the product is safe and effective for use in each target indication. We depend on collaboration with Helsinn Healthcare SA, SuperGen, Inc., medical institutions and laboratories to conduct our clinical and preclinical testing in compliance with good clinical and laboratory practices as required by the FDA. We, or our strategic collaborators, may depend on contract research organizations to manage a substantial portion of the medical institutions utilized to conduct clinical testing. The results from preclinical animal studies and human clinical trials may not be predictive of the results that will be obtained in large-scale testing. Some of the results reported from clinical trials are interim results and may not be predictive of future results, including final results from such trials, because, among other factors, patient enrollment and the time period for evaluating patient results are not complete. If we, or our strategic collaborators, fail to adequately demonstrate the safety and efficacy of a product candidate, the FDA would not provide regulatory approval of the product. The appearance of unacceptable toxicities or side effects during clinical trials could interrupt, limit, delay or abort the development of a product. A number of companies in the pharmaceutical industry have suffered significant setbacks in advanced clinical trials, even after experiencing promising results in previous animal and human studies.

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

We depend on a single supplier to provide us with the finished drug product for Dacogen injection and single suppliers to provide us with the active ingredients for other product candidates. If a sole or exclusive supplier of finished drug product for our product candidates terminates its relationship with us, or is unable to meet our demand, the development of our product candidates could be delayed or if a product candidate is approved, the commercial launch could be delayed.

We rely on PCH Pharmachemie as our sole supplier of the Dacogen injection finished drug product. In addition, we rely on other sole or exclusive suppliers for other product candidates’ finished drug products. If our relationship with PCH Pharmachemie or another sole or exclusive supplier terminates or if the supplier is unable to meet our needs for any reason, we will need to find an alternative source of the products supplied by those companies. If we are unable to identify an alternative source, we may have to suspend development of our product candidates or delay commercial launch of an approved product candidate. Even if we were able to procure drug product from an alternative source, any disruption in supply could have a material adverse effect on our ability to meet our development goals or our ability to provide the commercial supply of an approved product candidate, which would cause our future product revenues to decrease and our stock price to decline.

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

We rely on Helsinn Birex Pharmaceuticals Ltd. for the production of Aloxi injection, Patheon Inc. for the production of Salagen Tablets, and other third-party manufacturers for our other products. We intend to continue to rely on others to manufacture future products, including any products that we may acquire or license. Our dependence on third parties for the manufacture of our products may adversely affect our ability to develop and deliver such products.

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

We may not realize all of the anticipated benefits of our recent and future acquisitions.

During the third quarter of 2004, we acquired Zycos, Inc. and Aesgen, Inc. and we may acquire other companies in the future as a part of our business strategy. The success of these mergers will depend, in part, on our ability to realize the anticipated synergies and growth opportunities from integrating the businesses. The integration of independent companies is a complex, costly and time-consuming process. The difficulties of combining the operations of the companies include, among others:

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

If we are unable to maintain relationships with strategic collaborators or enter into new relationships, we may not be able to develop any of our product candidates or commercialize our products in a timely manner, if at all.

Our continued success will depend in large part upon the efforts of third parties. For the research, development, manufacture and commercialization of our products, we currently have, and will likely continue to enter into, various arrangements with other corporations, licensors, licensees, outside researchers, consultants and others. However, we cannot be certain of the actions these parties will take, and there is a risk that:

•	we will be unable to negotiate acceptable collaborative arrangements to develop or commercialize our products;

•	any arrangements with third-parties will not be successful;

•	strategic collaborators will not fulfill their obligations to us under any arrangements entered into with them;

•	strategic collaborators, including Helsinn Healthcare SA, will terminate their relationship with us; or

•	current or potential collaborators will pursue treatments for other diseases or seek alternative means of developing treatments for the diseases targeted by our programs or products.

Our strategic collaborators include public research institutions, research organizations, teaching and research hospitals, community-based clinics, testing laboratories, contract product formulation organizations, contract packaging and distribution companies, manufacturers, suppliers and license collaborators. We consider our arrangements with Helsinn Healthcare SA, Patheon Inc., Merck KGaA, and SuperGen, Inc. to be significant. If any of our collaborators breaches or terminates its agreement with us, or otherwise fails to conduct its collaborative activities in a timely manner, we may experience significant delays in the development or commercialization of the products or product candidates or the research program covered by the agreement and we may need to devote additional funds or other resources to these activities. If we are unable to enter into new or alternative arrangements to continue research and development activities, or are unable to continue these activities on our own, we may have to terminate the development program. As a consequence, we may experience a loss of future commercial product potential and a decline in our stock price.

We have licensed the right to promote, sell and distribute Aloxi products in the United States and Canada from a Helsinn Healthcare S/A. We are particularly dependent on Helsinn for our ability to commercialize Aloxi products.

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

If the license agreement were terminated, we would lose all of our rights to sell and distribute Aloxi products, as well as all of the related intellectual property and all regulatory approvals. In addition, Helsinn Healthcare SA holds the rights to palonosetron (the active ingredient in Aloxi products) through an agreement with Syntex (U.S.A.) Inc. and F. Hoffmann-La Roche AG. We cannot be certain of the actions that these parties will take, and there is a risk that these third parties will end their relationship with us, which would leave us without rights to the pharmaceutical preparations, products and know-how required to produce Aloxi products. As a consequence of such a termination, we would lose all of our rights to sell and distribute Aloxi products, which would harm our business and could cause our stock price to decline significantly.

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

We recognize licensing revenue from our strategic collaborators as a portion of our total revenue. Future licensing revenues from these collaborators will likely fluctuate from quarter-to-quarter and year-to-year depending on:

•	the achievement of milestones by us or our collaborators;

•	the amount of product sales and royalty-generating activities;

•	the timing of initiating additional licensing relationships; and

•	our continuing obligation related to license payments.

If we fail to compete successfully with our competitors, our product revenues could decrease and our stock price could decline.

Competition in the pharmaceutical industry is intense. Most of our competitors are large, multinational pharmaceutical companies that have considerably greater financial, sales, marketing and technical resources than we do. Most of our present and potential competitors also have dedicated research and development capabilities that may allow them to develop new or improved products that compete with our products. Currently, Aloxi injection competes with three other products from the 5-HT3 receptor antagonist class of compounds, as well as products from other chemical classes that are also used for the prevention of chemotherapy-induced nausea and vomiting. These products are marketed by GlaxoSmithKline, Roche, Aventis and Merck, large multinational competitors. If Aloxi injection does not compete successfully with existing products on the market, our stock price could decline significantly. Additionally, MedImmune, Inc., Daichi Pharmaceutical, and two U.S. generic manufacturers have drugs that are approved for sale and compete in the same markets as Salagen Tablets.

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

There is also risk that regulatory authorities in the United States and elsewhere may not allow us to conduct planned additional clinical testing of any of our product candidates, including irofulven, Dacogen injection, Saforis oral suspension, ZYC101a, ZYC300 or Aloxi products, or that, if permitted, this additional clinical testing will not prove that these product candidates are safe and effective to the extent necessary to permit us to obtain marketing approvals from regulatory authorities.

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

The FDA awarded us orphan drug status for Salagen Tablets in 1994 as a treatment for the symptoms of xerostomia, or severe dry mouth, induced by radiation therapy in head and neck cancer patients and in 1998 for the symptoms of dry mouth associated with Sjögren’s syndrome. An orphan drug designation entitles us to marketing exclusivity of the protected drug for the stated condition for a period of seven years. Our orphan drug protection for Salagen Tablets expired in March 2001 for the treatment of symptoms of radiation-induced xerostomia in head and neck cancer patients and expired in February 2005 for the Sjögren’s syndrome indication. Beginning in November 2004, generic 5 milligram pilocarpine hydrochloride tablets entered the United States markets where Salagen Tablets compete and we have suspended direct promotion of Salagen Tablets. If the introduction of these competing products adheres to the classic pattern of initial generic competition in a pharmaceutical product class, we would expect Salagen Tablets sales to decline significantly from our first quarter 2005 sales of $3.6 million and our 2004 sales of $29.3 million in the United States.

We hold an exclusive license in the United States and Canada on patents covering Aloxi injection. In addition, we hold an exclusive, worldwide license on patents and patent applications covering acylfulvene proprietary rights, including irofulven. The license applicable to these technologies is subject to certain statutory rights held by the U.S. government. Even though we have licensed these patents, we may not have exclusive rights to all possible acylfulvene analogs, all possible methods of using acylfulvene analogs to treat tumors or all possible synthetic methods for preparing acylfulvenes. In addition, we licensed rights to patents and patent applications covering MG98. Protection of these rights and creation of additional rights involve joint responsibilities between us and the respective license party. We have recently acquired rights to patents and patent applications covering technologies that were owned by or licensed to Zycos, Inc., and Aesgen, Inc., and those rights that were licensed from third parties were assigned to us in those transactions. We have also recently obtained a worldwide, exclusive license of certain rights to patents and patent applications covering technologies that are owned by SuperGen, Inc., or licensed to SuperGen, Inc., from third parties.

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

In the event that our technologies or methods used in the course of developing or selling our products infringe the patents or violate other proprietary rights of third parties, we and our strategic collaborators may be prevented from pursuing product development or commercialization.

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

If the use of one of our products is alleged to be harmful, we may be subject to costly and damaging product liability claims.

We face exposure to product liability claims in the event that the use of any of our products is alleged to have harmed someone. Although we have taken, and continue to take, what we believe are appropriate precautions, there is a risk that we will not be able to avoid significant product liability exposure. We currently have product liability insurance in the amount of $30 million per occurrence and in the aggregate for the year. There is a risk that our insurance will not be sufficient to cover claims. There is also a risk that adequate insurance coverage will not be available in the future on commercially reasonable terms, if at all. The successful assertion of an uninsured product liability or other claim against us could cause us to incur a significant expense to pay such a claim, could adversely affect our product development and could cause a decline in our product revenue and the price of our stock.

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

The FDA or other government agencies having regulatory authority over product sales may request product recalls or we may independently issue product recalls. These product recalls may occur due to manufacturing issues, safety concerns or other reasons. We do not carry any insurance to cover the risk of a product recall. Any product recall could have a material adverse effect on our product revenue and could cause the price of our stock to decline.

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

The Medicare Prescription Drug, Improvement, and Modernization Act of 2003 together with rulemaking by the Centers for Medicare and Medicaid Services (CMS) require a number of changes in Medicare practices, including reimbursement. The changes made to date are not expected to have an adverse affect on our operations, sales or the price of our stock, but we cannot predict the impact, if any, of future provider reimbursement changes.

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

The market price for our convertible notes is significantly impacted by the price of our common stock, which has historically been volatile. There has been significant volatility in the market prices of pharmaceutical and biotechnology companies’ securities. Various factors and events may have a significant impact on the market price of our common stock, and some of these factors are beyond our control. These factors include:

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

The trading price of our common stock has been, and could continue to be, subject to wide fluctuations in response to these factors, including the sale or attempted sale of a large amount of our common stock into the market. Our stock price ranged from $2.34 to $34.49 per share during the three-year period ended March 31, 2005. Broad market fluctuations may also adversely affect the market price of our common stock.

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

We routinely grant stock options to our employees and other individuals. At March 31, 2005, we had options outstanding at option prices ranging from $1.81 to $33.22 for 9.1 million shares of our common stock that have been registered for resale. We have also issued convertible debt that is convertible into 8.3 million shares of common stock at an initial conversion price of $31.46 per share of common stock. Conversion is contingent on a number of factors that have not yet been satisfied. Consequently, we are not able to estimate when, if ever, the convertible debt will be converted into common stock, but any such conversion would almost certainly dilute stockholder value.

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

The indenture does not prohibit or limit us and would not limit any of our subsidiaries from incurring senior indebtedness or incurring other indebtedness and other liabilities. As of March 31, 2005, we do not have senior indebtedness outstanding, and have no senior subordinated indebtedness other than the notes. We anticipate that from time to time we will incur additional senior indebtedness and other additional liabilities.

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

Although the notes have been registered for resale under the Securities Act, we have the right, pursuant to the registration rights agreement, to suspend the use of the shelf registration statement in certain circumstances. In the event of such a suspension, note holders would not be able to sell the notes or associated common stock under the registration statement.

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

The holders of our notes could receive less than the value of the shares of common stock into which the notes are convertible as a result of the conditional conversion feature of the notes or as a result of optional redemption of the notes by us.

The notes are convertible into shares of common stock only if specified conditions are met. If the specified conditions for conversion are not met, holders of our notes will not be able to convert the notes, and may not be able to receive the value of the shares of common stock into which the notes would otherwise be convertible.

The Notes are convertible at the option of the holders into shares of our common stock, after June 30, 2004, only under the following circumstances: (1) if the closing sale price of our common stock was more than 120% of the then current conversion price of the Notes for at least 20 trading days in the period of the 30 consecutive trading days ending on the last trading day of the previous calendar quarter (once the forgoing condition is satisfied for any one quarter, then the notes will thereafter be convertible at any time at the option of the holder, through maturity), (2) if we elect to redeem the Notes, (3) upon the occurrence of specified corporate transactions or significant distributions to holders of our common stock occur or (4) subject to certain exceptions, for the five consecutive business day period following any five consecutive trading day period in which, for each day of that period, the trading price of the Notes was less than 98% of the sale price of our common stock multiplied by the Notes’ then current conversion rate. Subject to the above conditions, the Notes are convertible into an aggregate of 8,269,942 shares of common stock at an initial conversion price of $31.46 per share of common stock.

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

Item 3.

Quantitative and Qualitative Disclosure About Market Risk

Our operations are not subject to risks of material foreign currency fluctuations, nor do we use derivative financial instruments in our treasury practices. We place our marketable investments in instruments that meet high credit quality standards, as specified in our investment policy guidelines. We do not expect material losses with respect to our investment portfolio or exposure to market risks associated with interest rates. The impact on our net income as a result of a 25, 50 or 100 basis point (where 100 basis points equals 1%) change in short-term interest rates would be approximately $0.53 million, $1.05 million or $2.1 million annually based on our cash, cash equivalents, marketable investment and restricted marketable investment balances at March 31, 2005.

Item 4.

Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our President and Chief Executive Officer, Leon O. Moulder, Jr., and our Senior Vice President and Chief Financial Officer, James C. Hawley, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective.

(b) Changes in Internal Controls Over Financial Reporting

During the most recent fiscal quarter covered by this report, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonable likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 6. Exhibits

Exhibit Number	Description
3.1	Second Amended and Restated Articles of Incorporation (Incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002).

3.2	Articles of Amendment to the Second Amended and Restated Articles of Incorporation, filed June 2, 2004 (Incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004)

3.3	Restated Bylaws of the Company, as amended to date (Incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998).

3.4	Amendment dated May 10, 2004 to Restated Bylaws (Incorporated by reference to Exhibit 3.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004).

4.1	Specimen certificate for shares of Common Stock of the Company (Incorporated by reference to Exhibit 4.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004).

4.2	Rights Agreement, dated as of July 14, 1998, between the Company and Norwest Bank, Minnesota, N.A. (including the form of Rights Certificate attached as Exhibit B thereto) (Incorporated by reference to Exhibit 1 to the Company’s Registration Statement on Form 8-A, filed July 15, 1998).

4.3	First Amendment to Rights Agreement, dated March 14, 2000, between the Company and Norwest Bank, Minnesota, N.A. (Incorporated by reference to Exhibit 2 to the Company’s Registration Statement on Form 8-A/A-1, filed March 20, 2000).

4.4	Form of Convertible Subordinated Promissory Notes issued to Deerfield Partners, L.P. and Deerfield International Limited on December 2, 2002 (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on December 4, 2002).

4.5	Form of Common Stock Purchase Warrants issued to Deerfield Partners, L.P. and Deerfield International Limited on December 2, 2002 (Incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on December 4, 2002).

4.6	Senior Subordinated Convertible Notes Purchase Agreement, dated February 25, 2004, by and between MGI PHARMA, INC. and Merrill Lynch, Pierce, Fenner & Smith (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on March 4, 2004).

4.7	Senior Subordinated Convertible Notes Indenture, dated March 2, 2004, by and between MGI PHARMA, INC. and Wells Fargo Bank, National Association, as Trustee (Incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed March 4, 2004).

4.8	Registration Rights Agreement dated March 2, 2004, between MGI PHARMA, INC. and Merrill Lynch & Co. (Incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed March 4, 2004).

31.1	Certification of Leon O. Moulder, Jr. Pursuant to Rule 13a-14(a) (Section 302 of the Sarbanes-Oxley Act of 2002)

31.2	Certification of James C. Hawley Pursuant to Rule 13a-14(a) (Section 302 of the Sarbanes-Oxley Act of 2002)

32.1	Certification of Leon O. Moulder, Jr. Pursuant to 18 U.S.C. (S) 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of James C. Hawley Pursuant to 18 U.S.C. (S) 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MGI PHARMA, INC.

Date: May 9, 2005	By:	/s/ James C. Hawley
James C. Hawley,
Senior Vice President and Chief Financial Officer
(principal financial officer, and duly authorized officer)

MGI PHARMA, INC. AND SUBSIDIARIES

Quarterly Report on Form 10-Q

for the

Quarter Ended March 31, 2005

EXHIBIT INDEX

Exhibit Number	Description

3.1	Second Amended and Restated Articles of Incorporation (Incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002).

3.2	Articles of Amendment to the Second Amended and Restated Articles of Incorporation, filed June 2, 2004 (Incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004)

3.3	Restated Bylaws of the Company, as amended to date (Incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998).

3.4	Amendment dated May 10, 2004 to Restated Bylaws (Incorporated by reference to Exhibit 3.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004).

4.1	Specimen certificate for shares of Common Stock of the Company (Incorporated by reference to Exhibit 4.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004).

4.2	Rights Agreement, dated as of July 14, 1998, between the Company and Norwest Bank, Minnesota, N.A. (including the form of Rights Certificate attached as Exhibit B thereto) (Incorporated by reference to Exhibit 1 to the Company’s Registration Statement on Form 8-A, filed July 15, 1998).

4.3	First Amendment to Rights Agreement, dated March 14, 2000, between the Company and Norwest Bank, Minnesota, N.A. (Incorporated by reference to Exhibit 2 to the Company’s Registration Statement on Form 8-A/A-1, filed March 20, 2000).

4.4	Form of Convertible Subordinated Promissory Notes issued to Deerfield Partners, L.P. and Deerfield International Limited on December 2, 2002 (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on December 4, 2002).

4.5	Form of Common Stock Purchase Warrants issued to Deerfield Partners, L.P. and Deerfield International Limited on December 2, 2002 (Incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on December 4, 2002).

4.6	Senior Subordinated Convertible Notes Purchase Agreement, dated February 25, 2004, by and between MGI PHARMA, INC. and Merrill Lynch, Pierce, Fenner & Smith (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on March 4, 2004).

4.7	Senior Subordinated Convertible Notes Indenture, dated March 2, 2004, by and between MGI PHARMA, INC. and Wells Fargo Bank, National Association, as Trustee (Incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed March 4, 2004).

4.8	Registration Rights Agreement dated March 2, 2004, between MGI PHARMA, INC. and Merrill Lynch & Co. (Incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed March 4, 2004).

31.1	Certification of Leon O. Moulder, Jr. Pursuant to Rule 13a-14(a) (Section 302 of the Sarbanes-Oxley Act of 2002)

31.2	Certification of James C. Hawley Pursuant to Rule 13a-14(a) (Section 302 of the Sarbanes-Oxley Act of 2002)

32.1	Certification of Leon O. Moulder, Jr. Pursuant to 18 U.S.C. (S) 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of James C. Hawley Pursuant to 18 U.S.C. (S) 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002