Form 10-Q
period 2005-06-30
MGI PHARMA INC
filed 2005-08-09
CIK 702131

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes.  ☒    No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $.01 par value	71,998,250 shares
(Class)	(Outstanding at August 5, 2005)

MGI PHARMA, INC.

FORM 10-Q INDEX

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

MGI PHARMA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	June 30, 2005 (Unaudited)	December 31, 2004 (*)
ASSETS

Current assets:
Cash and cash equivalents	$17,385	$10,098
Short-term marketable investments	201,460	195,384
Restricted marketable investments	5,825	5,832
Receivables, less contractual allowances and allowance for bad debts of $23,901 and $12,227	130,620	122,275
Inventories	36,312	8,408
Other current assets	629	481

Total current assets	392,231	342,478

Restricted cash	600	600
Long-term marketable investments	24,212	66,848
Restricted marketable investments, less current portion	5,699	8,519
Equipment, furniture and leasehold improvements, at cost less accumulated depreciation of $4,069 and $3,505	3,217	2,666
Debt issuance costs, less accumulated amortization of $1,550 and $969	6,586	7,167
Intangible assets, at cost less accumulated amortization of $6,321 and $5,239	6,913	7,995
Other assets	62	62

Total assets	$439,519	$436,335

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$7,649	$14,831
Accrued expenses	30,083	43,244
Deferred revenue	318	624
Other current liabilities	79	124

Total current liabilities	38,129	58,823

Noncurrent liabilities:
Senior subordinated convertible notes, face value of $348,000 net of unamortized discount of $87,828 as of June 30, 2005 and December 31, 2004	260,172	260,172
Deferred revenue	2,250	1,951
Other noncurrent liabilities	878	879

Total noncurrent liabilities	263,300	263,002

Total liabilities	301,429	321,825

Stockholders’ equity:
Preferred stock, 10,000,000 authorized and unissued shares	—	—
Common stock, $.01 par value, 140,000,000 authorized shares, 71,866,012 and 71,041,179 issued and outstanding shares	719	710
Additional paid-in capital	425,827	418,659
Unearned compensation - restricted stock	(1,860)	(3,216)
Accumulated other comprehensive (loss) income	(3,834)	5,428
Accumulated deficit	(282,763)	(307,071)

Total stockholders’ equity	138,090	114,510

Total liabilities and stockholders’ equity	$439,519	$436,335

(*)	The Balance Sheet at December 31, 2004 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See accompanying Notes to Condensed Consolidated Financial Statements.

MGI PHARMA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(in thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Revenues:
Product sales	$65,318	$46,862	$127,703	$72,696
Licensing and other	1,844	1,077	2,694	2,112

	67,162	47,939	130,397	74,808

Costs and expenses:
Cost of sales	22,920	14,142	44,836	21,767
Selling, general and administrative	16,974	16,683	35,590	34,148
Research and development	14,248	8,033	24,702	13,048

	54,142	38,858	105,128	68,963

Operating income	13,020	9,081	25,269	5,845

Interest income	1,747	1,375	3,104	2,191
Interest expense	1,754	1,754	3,510	2,480

Income before income taxes	13,013	8,701	24,863	5,556
Provision for income taxes	305	150	555	150

Net income	$12,708	$8,552	$24,308	$5,406

Net income per common share:
Basic	$0.18	$0.12	$0.34	$0.08
Diluted	$0.17	$0.11	$0.32	$0.07

Weighted average number of common shares outstanding:
Basic	71,768	70,450	71,558	69,498
Diluted	75,703	75,944	75,691	74,777

See accompanying Notes to Condensed Consolidated Financial Statements.

MGI PHARMA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(in thousands)

	Six Months Ended June 30,
	2005	2004
OPERATING ACTIVITIES:
Net income	$24,308	$5,406
Adjustments for non-cash items:
Depreciation and intangible amortization	1,670	1,276
Benefit plan contribution	226	451
Employee stock compensation expense	1,784	871
Stock option term modification	326	—
Amortization of non-cash financing charges	581	500
Other	20	26
Change in operating assets and liabilities:
Receivables	(8,345)	(33,400)
Inventories	(27,904)	4,386
Other current assets	(149)	473
Accounts payable and accrued expenses	(18,773)	2,935
Deferred revenue	(7)	(123)
Other current liabilities	(45)	85

Net cash used in operating activities	(26,308)	(17,114)

INVESTING ACTIVITIES:
Purchase of investments	(1,063,537)	(1,954,838)
Maturity of investments	1,090,835	1,730,439
Purchase of equipment, furniture and leasehold improvements	(1,139)	(430)

Net cash provided by (used in) investing activities	26,159	(224,829)

FINANCING ACTIVITIES:
Purchase of restricted marketable securities held by trustee for debt service	—	(17,163)
Maturity of restricted marketable securities held by trustee for debt service	2,827	—
Cash consideration from issuance of shares under stock plans	4,609	7,839
Proceeds of debt offering	—	260,172
Issuance costs of debt offering	—	(8,135)
Issuance of shares through stock purchase warrant exercise	—	3,850

Net cash provided by financing activities	7,436	246,563

Increase in cash and cash equivalents	7,287	4,620

Cash and cash equivalents at beginning of period	10,098	5,491

Cash and cash equivalents at end of period	$17,385	$10,111

Supplemental disclosure of cash information:
Cash paid for interest	$2,927	$81
Cash paid for taxes	214	—

See accompanying Notes to Condensed Consolidated Financial Statements.

MGI PHARMA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(1) Basis of Presentation

In the opinion of management, the accompanying Unaudited Condensed Consolidated Financial Statements (“consolidated financial statements”) of MGI PHARMA, INC. and its wholly owned subsidiaries (collectively, “MGI,” “MGI PHARMA,” or “Company”) have been prepared on a consistent basis with the December 31, 2004 audited consolidated financial statements and include all adjustments, consisting of only normal recurring adjustments, necessary to fairly present the information set forth therein. The consolidated financial statements have been prepared in accordance with the regulations of the SEC, and, therefore, omit certain information and footnote disclosure necessary to present the statements in accordance with U.S. generally accepted accounting principles. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, which was filed with the SEC on March 11, 2005. Certain amounts reported in previous periods have been reclassified to conform to the current period presentation. The results of operations for the first six months of 2005 are not necessarily indicative of the results to be expected for the entire fiscal year or any future period.

Accounting Policies:

In preparing the consolidated financial statements in conformity with U.S. generally accepted accounting principles, management must make decisions that impact the reported amounts and the related disclosures. Such decisions include the selection of the appropriate accounting principles to be applied and the assumptions on which to base accounting estimates. In reaching such decisions, management applies judgments based on its understanding and analysis of the relevant circumstances, historical experience, and actuarial valuations. Actual amounts could differ from those estimated at the time the consolidated financial statements are prepared. Note 1 to the consolidated financial statements in the Company’s 2004 Annual Report on Form 10-K provides a summary of the significant accounting policies followed in the preparation of the consolidated financial statements. Other footnotes in the Company’s 2004 Annual Report on Form 10-K describe various elements of the consolidated financial statements and the assumptions made in determining specific amounts.

The consolidated financial statements include the accounts of MGI and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Recent Accounting Pronouncements:

In May 2005, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 154, “Accounting Changes and Error Corrections”, which replaces Accounting Principles Board (APB) Opinion No. 20, “Accounting Changes”, and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements”. This Statement changes the requirements for the accounting for and reporting of a change in accounting principle, and applies to all voluntary changes in accounting principles, as well as changes required by an accounting pronouncement in the unusual instance it does not include specific transition provisions. Specifically, this Statement requires retrospective application to prior periods’ financial statements, unless it is impracticable to determine the period-specific effects or the cumulative effect of the change. When it is impracticable to determine the effects of the change, the new accounting principle must be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable and a corresponding adjustment must be made to the opening balance of retained earnings for that period rather than being reported in an income statement. When it is impracticable to determine the cumulative effect of the change, the new principle must be applied as if it were adopted prospectively from the earliest date practicable. This Statement is effective for the company for all accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. This Statement does not change the transition provisions of any existing pronouncements. The Company does not believe that the adoption of SFAS No. 154 will have a significant impact on the Company’s consolidated financial statements.

At its November 2003 and March 2004 meetings, the Emerging Issues Task Force (EITF) of the FASB reached a consensus on Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” The consensus reached requires companies to apply new guidance for evaluating whether an investment is other-than-temporarily impaired and also requires quantitative and qualitative disclosure of debt and equity securities, classified as available-for-sale or held-to-maturity, that are determined to be only temporarily impaired at the balance sheet date. In September 2004, the adoption date of the consensus was indefinitely delayed as it relates to the measurement and recognition of impairment losses for all securities in the scope of paragraphs 10-20 of Issue No. 03-1. The disclosures prescribed by Issue No. 03-1 and guidance related to impairment measurement prior to the issuance of this consensus continue to remain in effect. Adoption did not have a material impact on the Company’s condensed consolidated earnings, financial position or cash flows.

In December 2004, the FASB issued SFAS No. 123 (Revised 2004), “Share-Based Payment.” SFAS No. 123R is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees” and its related implementation guidance. SFAS No. 123R focuses primarily on accounting for transactions in which an entity obtains employee services through share-based payment transactions. SFAS No. 123R requires a public entity to measure the cost of employee services received in exchange for the award of equity instruments based on the fair value of the award at the date of grant. The cost will be recognized over the period during which an employee is required to provide services in exchange for the award. In April 2005, the SEC issued a new rule that allows companies to implement SFAS No. 123R at the beginning of the next fiscal year, instead of the next reporting period, that begins after June 15, 2005. As a result, we will implement SFAS No. 123R in the reporting period beginning January 1, 2006. While the Company cannot precisely determine the impact on net earnings as a result of the adoption of SFAS No. 123R, estimated compensation expense related to prior periods can be found under the heading “Stock Incentive Plans” in Note 2. The ultimate amount of increased compensation expense will be dependent on whether the Company adopts SFAS No.123R using the modified prospective or retrospective method, the number of option shares granted during the year, their timing and vesting period, and the method used to calculate the fair value of the awards, among other factors.

At its October 2004 meeting, the EITF of the FASB reached a consensus on Issue No. 04-8, “The Effect of Contingently Convertible Debt on Diluted Earnings per Share.” The consensus requires contingently convertible instruments to be included in diluted earnings per share (if dilutive) regardless of whether the market price trigger has been met. The consensus is to be applied to contingently convertible instruments in reporting periods beginning after December 15, 2004. The adoption of this consensus had no effect on the Company’s consolidated financial statements as presented. The potential dilutive shares related to our senior subordinated convertible notes issued in March 2004 are excluded from our diluted net income per share for the three and six months ended June 30, 2005 and 2004 because their inclusion in a calculation of net income per share would be antidilutive. When dilutive, our diluted shares outstanding will be increased by up to 8.3 million shares and the net earnings used for earnings per share calculations would be adjusted, using the if-converted method. The Company estimates it would need to record annual net income of approximately $64 million, or quarterly net income of approximately $16 million, in order for the effect of this pronouncement to be dilutive to earnings per share.

(2) Stock Incentive Plans

Under stock incentive plans, designated persons (including officers, directors, employees and consultants) have been or may be granted rights to acquire our common stock. These rights include stock options and other equity rights. At June 30, 2005, shares issued and shares available under stock incentive plans are as follows:

(in thousands, except exercise price)	Shareholder Approved Plans	Other Plans	Total For All Plans
Shares issuable under outstanding options	9,035	40	9,075
Shares available for future issuance	2,086	—	2,086

Total	11,121	40	11,161

Average exercise price for outstanding options	$14.55	$5.24	$14.51

We account for stock-based compensation arrangements in accordance with the provisions of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and comply with the disclosure provisions of SFAS No. 148, “Accounting for Stock-Based Compensation”. Under APB Opinion No. 25, compensation cost is recognized when the market value of the Company’s stock exceeds the amount an employee must pay to acquire the stock at the date of grant. During the second quarter of 2004, a stock option grant was made below market value and the aggregate amount of $284,800 is being expensed in accordance with APB Opinion No. 25 over a four-year vesting period. All other stock incentive awards were made at market value so no compensation expense has been recognized for these awards. Had we determined compensation cost based on fair value at the grant date for our stock options and the fair value of the discount related to the employee stock purchase plan under SFAS 123, our net income (loss) would have been reported as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share data)	2005	2004	2005	2004
Net income, as reported	$12,708	$8,552	$24,308	$5,406
Add: Total stock-based employee compensation expense included in reported net income	37	21	74	21
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(7,541)	(5,192)	(15,765)	(8,290)

Pro forma net income (loss)	$5,204	$3,381	$8,617	$(2,863)

Net income (loss) per common share:
As reported basic	$0.18	$0.12	$0.34	$0.08
Pro forma basic	$0.07	$0.05	$0.12	$(0.04)

As reported diluted	$0.17	$0.11	$0.32	$0.07
Pro forma diluted	$0.07	$0.04	$0.11	$(0.04)

	2005	2004	2005	2004
Expected dividend yield	0%	0%	0%	0%
Risk-free interest rate	3.87%	3.73%	3.87%	3.36%
Annualized volatility	0.67	0.90	0.72	0.90
Expected life, in years	4.8	5.0	5.1	5.0

(3) Net Income Per Common Share

Net income per common share for the three-month and six-month periods ended June 30, 2005 and 2004 is based on weighted average shares outstanding as summarized in the following table:

	Three Months Ended June 30,
(in thousands)	2005	2004
Weighted-average shares - basic	71,768	70,450
Effect of dilutive stock options	3,935	5,494
Effect of convertible debt	—	—

Weighted-average shares - assuming dilution	75,703	75,944

	Six Months Ended June 30,
(in thousands)	2005	2004
Weighted-average shares - basic	71,558	69,498
Effect of dilutive stock options	4,133	5,279
Effect of convertible debt	—	—

Weighted-average shares - assuming dilution	75,691	74,777

Weighted-average shares issuable upon the exercise of stock options, which were not included in the diluted earnings per share calculation because they were not dilutive, were 5.1 million and 2.9 million for the three-month periods ended June 30, 2005 and 2004, respectively, and 4.9 million and 3.1 million for the six-month periods ended June 30, 2005 and 2004, respectively. In addition, 8.3 million shares issuable upon the conversion of our convertible debt were excluded from the diluted earnings per share calculation because they were not dilutive for all periods presented.

(4) Marketable Investments

Marketable investments consisted of held-to-maturity and available-for-sale debt investments that are reported at amortized cost, which approximates fair market value and available-for-sale, publicly traded, equity securities that are reported at fair market value. Unrealized gains or losses from the available-for-sale, marketable securities are included in “Accumulated other comprehensive (loss) income,” as a separate component of “Stockholders’ equity.” Short-term marketable investments as of June 30, 2005 and December 31, 2004 are summarized in the following table:

(in thousands)	June 30, 2005	December 31, 2004
Corporate notes (classified as held-to-maturity)	$7,163	$33,071
Government agencies (classified as held-to-maturity)	30,185	—
Auction rate securities (classified as available-for-sale)	164,112	162,313

Total	$201,460	$195,384

“Long-term marketable investments” consist of publicly traded, equity securities as of June 30, 2005 and publicly traded, equity securities, corporate notes and United States government agencies debt as of December 31, 2004. The corporate notes as of December 31, 2004 mature between January of 2006 and April of 2006. Long-term marketable securities are summarized in the following table:

(in thousands)	June 30, 2005	December 31, 2004
Corporate notes (classified as held-to-maturity)	$—	$3,184
Equity securities (classified as available-for-sale)	24,212	33,474
Government agencies (classified as held-to-maturity)	—	30,190

Total	$24,212	$66,848

Restricted marketable investments of $11.5 million and $14.4 million at June 30, 2005 and December 31, 2004, respectively, consist of United States government agency investments and relate to the issuance of convertible debt in March 2004.

In September 2004, we acquired four million shares of SuperGen, Inc. (SuperGen) as part of a transaction that included obtaining the worldwide licensing rights for decitabine (Dacogen). The investment was accounted for as long-term available for sale marketable securities. As such, unrealized gains and losses have been reported as a separate component of stockholders’ equity (Other Comprehensive Income or “OCI”). At the time of purchase, the fair value of the SuperGen securities was $24.4 million. As of June 30, 2005, the fair value of the MGI investment in SuperGen was $19.8 million and has been impaired for less than 12 months. We believe the decline in fair value of the SuperGen investment is temporary.

In making this assessment, we take into consideration a wide range of objective and subjective information, including but not limited to the following: the magnitude and duration of historical decline in market prices, credit rating activity, assessments of liquidity, public filings, analyst reports, the stock’s volatility, the fair value of the investment after the balance sheet date but before the financial statements are issued, and statements made by the issuer.

Actual losses, if any, could ultimately differ from these estimates. Future adverse changes in market conditions or poor operating results of underlying investments could result in additional losses that may not be reflected in an investment’s current carrying value, thereby possibly requiring an impairment charge in the future.

We own an approximate 10 percent investment in MethylGene Inc. (“MethylGene”), a Canada-based biopharmaceutical company. MethylGene completed its initial public offering and began trading publicly on the Toronto Stock Exchange on June 29, 2004. MGI’s carrying value of the MethylGene investment prior to MethylGene’s initial public offering was $3.6 million. As of June 30, 2005, the fair value of our MethylGene investment was $4.4 million.

The unrealized gains (losses) for available for sale equity securities reported in other comprehensive income (loss) as of June 30, 2005 and December 31, 2004 are summarized as follows:

	June 30, 2005
(in thousands)	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Equity Securities (classified as available for sale)	$28,046	$806	$(4,640)	$24,212

	December 31, 2004
(in thousands)	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

Equity Securities (classified as available for sale)	$28,046	$5,428	$—	$33,474

(5) Inventories

Inventories at June 30, 2005 and December 31, 2004 are summarized as follows:

(in thousands)	June 30, 2005	December 31, 2004
Raw materials and supplies	$15	$328
Work in process	356	397
Finished products	35,941	7,473
Inventories consigned to others	—	210

Total	$36,312	$8,408

Inventories are stated at the lower of cost or market. Cost is determined on a first-in, first-out basis.

(6) Accrued Expenses

Accrued expenses at June 30, 2005 and December 31, 2004 are summarized as follows:

(in thousands)	June 30, 2005	December 31, 2004
Product rebate and other fees	$8,941	$14,229
License fees	4,963	4,576
Product return accrual	2,187	2,448
Product development commitments	2,331	3,314
Field sales bonuses	610	3,800
Other bonuses	1,366	3,512
Retirement plan accruals	985	2,624
Interest	1,951	1,951
Other accrued expenses	6,749	6,790

Total	$30,083	$43,244

(7) Stockholders’ Equity

Changes in selected stockholders’ equity accounts for the six months ended June 30, 2005 were as follows:

	Common Stock		Additional paid-in capital	Unearned compensation	Accumulated other comprehensive income (loss)
(in thousands)	Shares	Par value
Balance at December 31, 2004	71,041	$710	$418,659	$(3,216)	$5,428
Exercise of stock options	711	7	3,800	—	—
Employee retirement plan contribution	43	1	1,788	—	—
Shares issued pursuant to employee stock purchase plan	62	1	808	—	—
Stock option term modification	—	—	326	—	—
Restricted stock units	8	—	236	1,356	—
Unrealized loss on available for sale investments	—	—	—	—	(9,262)
Income tax benefit related to employee stock awards	—	—	190	—	—
Other issuances	1	—	20	—	—

Balance at June 30, 2005	71,866	$719	$425,827	$(1,860)	$(3,834)

(8) Acquisitions

Zycos: On September 3, 2004, Zycos Acquisition Corp., a Delaware corporation and a wholly owned subsidiary of MGI PHARMA merged with and into Zycos Inc. (“Zycos”), a Delaware corporation, with Zycos surviving as our wholly owned subsidiary. Through the merger, we acquired all of the ownership interests in Zycos from its security holders. Zycos was a privately held, development stage company that focused on the creation and development of oncology and antiviral products. The transaction has been accounted for as a purchase of a development stage enterprise. Commencing September 3, 2004, the results of Zycos operations have been included in our condensed consolidated financial statements.

As consideration for the acquisition of all ownership interests in Zycos, Inc., we paid $50 million in cash. In addition, we incurred $2.3 million in transaction fees, including legal, valuation, investment banking and accounting fees.

Aesgen: On September 28, 2004, MGIP Acquisition Corp., a Delaware corporation and a wholly owned subsidiary of MGI PHARMA, merged with and into Aesgen, Inc., a Delaware corporation (“Aesgen”), with Aesgen surviving as our wholly owned subsidiary. Aesgen, Inc. was a privately held company focused on developing therapies for treating side effects associated with cancer treatments. Aesgen’s lead product, SaforisTM oral suspension, is a phase 3 product candidate in development for treatment of oral mucositis. The transaction has been accounted for as a purchase business combination in accordance with SFAS No. 141, “Business Combinations.” Commencing September 28, 2004, the results of Aesgen’s operations have been included in our consolidated financial statements.

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

If earned, contingent consideration would be considered goodwill. Goodwill represents the excess of the purchase price paid over the fair value of tangible and identifiable intangible net assets acquired in business combinations. In accordance with SFAS No. 142, the Company has not amortized goodwill for business acquisitions consummated after June 30, 2001, and ceased amortization of goodwill effective January 1, 2002 for business combinations consummated prior to July 1, 2001. Goodwill is reviewed annually and whenever events or circumstances occur which indicate that goodwill might be impaired.

No contingent consideration was paid or was payable as of June 30, 2005.

Pro forma results of operations: The following unaudited pro forma information for the three and six months ended June 30, 2004, presents a summary of the combined results of MGI PHARMA, Aesgen and Zycos as if the acquisitions had occurred on January 1, 2004. The pro forma net income and income per share include the acquired IPR&D charge noted above as if recognized in 2003. The pro forma information is not necessarily indicative of results that would have occurred had the acquisitions been consummated for the periods presented or indicative of results that may be achieved in the future.

(in thousands)	Three Months Ended June 30, 2004	Six Months Ended June 30, 2004
Total revenues	$48,159	$75,747
Net income	5,408	278
Pro forma income per common share:
Basic	$0.08	$0.00
Diluted	$0.08	$0.00

(9) Research and Development Expense

Research and development expense for the three-month and six-month periods ended June 30, 2005 and 2004 consists of the following:

	Three Months Ended June 30,
(in thousands)	2005	2004
License fees	$—	$2,550
Other research and development	14,248	5,483

Total	$14,248	$8,033

	Six Months Ended June 30,
(in thousands)	2005	2004
License fees	$—	$3,050
Other research and development	24,702	9,998

Total	$24,702	$13,048

(10) Comprehensive Income

Total comprehensive income consists of net income and other comprehensive income, which consists of unrealized gains and losses on available-for-sale investments. Other comprehensive income has no impact on our net income but is reflected in our balance sheet through an adjustment to stockholders’ equity. The components of comprehensive income are as follows:

	Three Months Ended June 30,
(in thousands)	2005	2004
Net income, as reported	$12,708	$8,552
Unrealized gain (loss) from securities classified as available for sale	(820)	2,556

Comprehensive income	$11,888	$11,108

	Six Months Ended June 30,
(in thousands)	2005	2004
Net income, as reported	$24,308	$5,406
Unrealized gain (loss) from securities classified as available for sale	(9,262)	2,556

Comprehensive income	$15,406	$7,962

(11) Subsequent Events

Agreement and Plan of Merger

On July 20, 2005, MGI PHARMA, INC. (“MGI PHARMA”) and its wholly-owned subsidiary Granite Acquisition, Inc. entered into an Agreement and Plan of Merger with Guilford Pharmaceuticals Inc. (“Guilford”), a Delaware corporation. The stock portion of the consideration is subject to a collar (as described below) such that, if the average closing price of MGI PHARMA’s common stock is between $23.4345 and $31.7055, MGI PHARMA will acquire all of the outstanding shares of Guilford for $3.75 per share in a transaction that is expected to be a taxable merger. The consideration consists of a fractional share of MGI PHARMA common stock and $1.125 in cash. Assuming the five-day average closing price of MGI PHARMA common stock three days prior to the closing of the merger equals the August 1, 2005, closing price of $26.99, MGI PHARMA would expect to issue approximately 4.6 million shares based on an estimated number of outstanding shares of Guilford common stock of 47.3 million. The total consideration of $3.75 per outstanding share of Guilford stock represents a fully diluted equity value of $177.5 million.

The stock portion of this consideration is subject to a collar such that, if MGI PHARMA’s average closing price, as determined over the five-day trading period ending three trading days prior to closing of the merger, is between $23.4345 and $31.7055, Guilford shareholders will receive total consideration with a fixed value of $3.75 per share, consisting of a fractional share of MGI PHARMA common stock equal to $2.625 divided by the average closing price, plus $1.125 in cash. However, if the average closing price of MGI PHARMA common stock is equal to or more than $31.7055, each share of Guilford common stock will be exchanged for 0.0828 of a share of MGI PHARMA common stock plus $1.125 in cash, and if the average closing price of MGI PHARMA stock is equal to or less than $23.4345, each share of Guilford common stock will be exchanged for 0.1120 of a share of MGI PHARMA common stock plus $1.125 in cash.

MGI PHARMA intends to offer to redeem Guilford’s convertible notes, which totaled $69.4 million as of March 31, 2005, within 60 days after the closing of this transaction. In addition, MGI PHARMA will extinguish at closing an approximate $60 million obligation related to Guilford’s revenue interest agreement with Paul Royalty, which is expected to be offset by any proceeds received from the planned divestiture of Aggrastat® injection and Guilford’s available cash. MGI PHARMA may provide Guilford with bridge financing pursuant to a credit agreement for up to $18 million if closing of this transaction occurs after October 1, 2005. Guilford’s obligations under the bridge financing will be secured by certain intellectual property assets of Guilford.

The merger is conditioned on and subject to the approval of Guilford’s stockholders, termination of the Hart-Scott-Rodino waiting period and other customary closing conditions, and is expected to close during the fourth quarter of 2005.

Acceleration of Vesting of Stock Option Awards

On July 26, 2005, pursuant to and in accordance with the recommendation of the Compensation Committee (the “Committee”), the Board of Directors of MGI PHARMA, INC. (the “Company”) approved full acceleration of the vesting of each otherwise unvested stock option that had an exercise price of $26.21 or greater granted under the Company’s Amended and Restated 1997 Stock Incentive Plan (the “1997 Plan”) or Amended and Restated 1999 Non Employee Director Stock Option Plan (the “1999 Plan”) that were held by employees, officers and non-employee directors. Options to purchase approximately 2.7 million shares of the Company’s Common Stock (“Common Shares”), including approximately 842,500 options held by officers at or above the level of Vice President (including executive officers) and approximately 157,500 options held by non-employee directors, are subject to this acceleration which was effective as of July 26, 2005.

The Committee also required that as a condition to the acceleration, each officer at or above the level of Vice President (including the executive officers) and each non-employee director agree to refrain from selling Common Shares acquired upon the exercise of accelerated options (other than shares needed to cover the exercise price and satisfy withholding taxes) until the date on which the exercise would have been permitted under the option’s pre-acceleration vesting terms or, if earlier, the officer’s or director’s last day of employment or upon a “change in control” as defined in any Termination Agreement between the individual and the Company (the “Lock-Up”).

The decision to accelerate vesting of these underwater options was made primarily to minimize certain future compensation expense that the Company would otherwise recognize in its consolidated statements of operations with respect to these options pursuant to Financial Accounting Standards Board Statement No. 123 (revised 2004), “Share-Based Payment,” which becomes effective as to the Company for reporting periods beginning after December 31, 2005. The Company believes that the aggregate future expense that will be eliminated as a result of the acceleration of the vesting of these options is approximately $54.3 million (of which approximately $8.8 million is attributable to options held by executive officers and approximately $3.8 million is attributable to options held by non-employee directors).

Item 2.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Business Overview –

MGI PHARMA, INC. (including its subsidiaries, “MGI,” “we,” or the “Company”) is an oncology and acute care focused biopharmaceutical company that acquires, develops and commercializes proprietary pharmaceutical products that address the unmet needs of patients. It is our goal to become a leading oncology and acute care focused biopharmaceutical company through the application of our three core competencies of oncology and acute care product acquisition, development and commercialization, which we apply toward our portfolio of oncology and acute care products and product candidates. We acquire intellectual property or product rights from others after they have completed the basic research to discover the compounds that will become our product candidates or marketed products. This allows us to focus our skills on product development and commercialization rather than directly performing drug discovery. We have facilities in Bloomington, Minnesota; Lexington, Massachusetts; and Princeton, New Jersey.

We promote products directly to physician specialists in the United States using our own sales force. Our products include Aloxi® (palonosetron hydrochloride) injection, Salagen® (pilocarpine hydrochloride) Tablets, Hexalen® (altretamine) capsules and Kadian® (morphine sulfate) sustained release capsules. In the third quarter of 2003, Aloxi injection was approved by the U.S. Food and Drug Administration (“FDA”) for the prevention of acute and delayed chemotherapy-induced nausea and vomiting (“CINV”) and we began promoting it. Given the large market in which Aloxi injection competes and its favorable clinical profile, sales of Aloxi injection substantially exceeds sales of our other products. We obtained exclusive U.S. and Canadian license and distribution rights to Aloxi injection for CINV from Helsinn Healthcare SA (“Helsinn”) in April 2001. In November 2003, we and Helsinn expanded the agreement to include rights for the prevention of postoperative nausea and vomiting (“PONV”) application of Aloxi injection and an oral Aloxi formulation. Unless we meet certain minimum Aloxi product sales requirements under our license agreement with Helsinn, we would be required to work with Helsinn to develop a remediation plan that if not successfully implemented could result in certain Aloxi product rights reverting to Helsinn. Our 2004 Aloxi product sales of $159.3 million substantially exceeded the minimum requirement for 2004 of $25 million and our year-to-date sales of Aloxi injection have exceeded our minimum requirement for 2005. Our minimum Aloxi product sales requirement for all Aloxi applications is estimated to peak at approximately $155 to $175 million, depending upon the timing of marketing approvals for Aloxi injection for PONV and Aloxi oral for CINV. Our sales of Aloxi injection for CINV (which does not include any sales of Aloxi injection for PONV or Aloxi oral for CINV) for the six months ended June 30, 2005 and for the year ended December 31, 2004 were $117.9 million and $159.3 million, respectively, so we believe there is minimal risk that we will not achieve our future contractual sales minimums under the Helsinn license agreement.

Salagen Tablets are approved in the United States for two indications: the symptoms of dry mouth associated with radiation treatment in head and neck cancer patients and the symptoms of dry mouth associated with Sjögren’s syndrome, an autoimmune disease that damages the salivary glands. Beginning in November of 2004, generic 5 milligram pilocarpine hydrochloride tablets entered the United States markets where Salagen Tablets compete and we suspended direct promotion of Salagen Tablets. If the introduction of these competing products adheres to the classic pattern of initial generic competition in a pharmaceutical class, we would expect Salagen Tablets sales to decline significantly from our 2004 sales of $29.3 million in the United States. Sales of Salagen Tablets were $7.0 million and $15.3 million for the six months ended June 30, 2005 and 2004, respectively.

Hexalen capsules are an orally administered chemotherapeutic agent approved in the United States for treatment of refractory ovarian cancer patients.

The following table summarizes the principal indications and commercial rights for our currently marketable products.

Products	Principal Indications	Status	Commercial Rights
Aloxi injection	Chemotherapy-induced nausea and vomiting	Currently marketed	U.S. & Canada: MGI

Salagen Tablets	Symptoms of radiation-induced dry mouth in head and neck cancer patients Dry mouth, plus dry eyes outside the U.S., in Sjögren’s syndrome patients	Currently marketed	U.S.: MGI Europe: Novartis Canada: Pfizer Rest of World: Various other collaborators

Hexalen capsules	Ovarian Cancer	Currently marketed	U.S.: MGI Outside U.S.: Various collaborators

Kadian capsules	Cancer related pain	Currently promoted	U.S.: MGI - Cancer Alpharma – all other

The following table summarizes the principal indications and development status for our products under development.

Products	Principal Indications	Status
Dacogen injection	MDS AML	FDA & EMEA review To begin Phase 3

Saforis oral suspension	Oral mucositis	To submit NDA

ZYC101a	Cervical dysplasia	Pivotal program ongoing

Aloxi injection	PONV	Phase 3

Aloxi capsules	CINV	Phase 3

Irofulven *	Monotherapy Combination Therapy	Phase 2 Phase 2

MG98	Renal cell cancer	Phase 2

ZYC300	Solid tumors	Phase 1/2

Other acylfulvene analogs	Various Cancers	Preclinical

*	includes National Cancer Institute trials

Our goal is to become a leading oncology and acute care focused biopharmaceutical company serving well-defined markets. The key elements of our strategy are to:

•	Maximize the commercial potential of Aloxi injection for prevention of chemotherapy-induced nausea and vomiting, or CINV, by marketing Aloxi injection as an enhanced alternative to currently-marketed 5-HT3 receptor antagonists;

•	In collaboration with SuperGen, Inc. pursue approval of the New Drug Application (NDA) and Marketing Authorization Application (MAA), for Dacogen injection at the FDA and the European Medicines Agency (EMEA), while implementing United States commercial product launch activities in consideration with the September 1, 2005 Prescription Drug User Fee Act (PDUFA), goal date established by the FDA;

•	Complete the NDA submission for Saforis oral suspension during the third quarter of 2005 and initiate an additional phase 3 trial of Saforis oral suspension in patients with oral mucositis after the NDA submission is completed;

•	Advance our predominately late-stage product candidate pipeline:

•	Dacogen injection for the treatment of acute myeloid leukemia, or AML,

•	Aloxi injection for the prevention of post operative nausea and vomiting, or PONV, and Aloxi capsules for prevention of CINV, and

•	ZYC101a for the treatment of cervical dysplasia;

•	Establish commercialization paths for our product candidates in territories outside of North America; and

•	Selectively add to our product portfolio through various means, including product acquisition, in-licensing, co-promotion or business combinations, including:

•	Oncology and oncology-related products, and

•	Acute care, hospital promoted products.

Results of Operations

The three months and six months ended June 30, 2005 compared to the three months and six months ended June 30, 2004:

Revenues

Total revenues in the second quarter and first half of 2005 increased 40 percent and 74 percent, respectively, over total revenues in the corresponding periods of 2004.

	Three Months Ended June 30,
(in thousands)	2005	2004	Change	% Change
Product sales:
Aloxi injection	$60,755	$37,141	$23,614	64%
Salagen Tablets	3,339	8,573	(5,234)	(61)
Other	1,224	1,148	76	7

Total product sales	65,318	46,862	18,456	39

Licensing and other	1,844	1,077	767	71

Total revenues	$67,162	$47,939	$19,223	40

	Six Months Ended June 30,
(in thousands)	2005	2004	Change	% Change
Product sales:
Aloxi injection	$117,909	$55,702	$62,207	112%
Salagen Tablets	6,972	15,290	(8,318)	(54)
Other	2,822	1,704	1,118	66

Total product sales	127,703	72,696	55,007	76

Licensing and other	2,694	2,112	582	28

Total revenues	$130,397	$74,808	$55,589	74

Sales: Product sales revenue in the second quarter and first half of 2005 increased 39 percent and 76 percent, respectively, over sales revenue in the corresponding periods of 2004.

•	Sales of Aloxi injection are the primary reason for the increase in product sales revenue. Aloxi injection net sales revenue was $60.8 million or 93 percent of our sales revenue in the second quarter of 2005 and $117.9 million or 92 percent of our sales revenue in the first half of 2005. Aloxi injection net sales revenue was $37.1 million or 79 percent of our sales revenue in the second quarter of 2004 and $55.7 million or 77 percent of our sales revenue in the first half of 2004.

•	In the second quarter of 2005 and 2004, we recognized $3.3 million of Salagen Tablets sales or 5 percent of our sales revenue and $8.6 million of Salagen Tablets sales or 18 percent of our product sales revenue, respectively. In the first half of 2005 and 2004, we recognized $7.0 million of Salagen Tablets sales or 5 percent of our product sales revenue and $15.3 million of Salagen Tablets sales or 21 percent of our product sales revenue, respectively. In November 2004, the FDA approved a competitor’s Abbreviated New Drug Application (“ANDA”) for a generic 5 milligram pilocarpine hydrochloride tablet and a second ANDA was approved in December 2004 and we have suspended direct promotion of Salagen Tablets. If the introduction of these competing products adheres to the classic pattern of initial generic competition in a pharmaceutical product class, we would expect Salagen Tablet sales in 2005 to decline significantly from 2004 levels.

•	At June 30, 2005, we estimate there was approximately 30 days worth of sales in inventory in the wholesale distribution channel utilized by the company. This represented an increase from an estimate of one to three weeks of inventory, varying by distributor, at March 31, 2005. These estimates are based on historical sales trends of our products.

Licensing and other: Licensing and other revenue increased 71 percent to $1.8 million in the second quarter of 2005 from $1.1 million in the second quarter of 2004 and increased 28 percent to $2.7 million in the first half of 2005 from $2.1 million in the first half of 2004. Licensing revenue is a combination of deferred revenue amortization that is recognized over the term of the underlying arrangement and royalties that are recognized when the related sales occur. Future licensing revenue will fluctuate from quarter to quarter depending on the level of recurring royalty generating activities and changes in amortization of deferred revenue, including the initiation or termination of licensing arrangements.

Excluding the effects of the proposed merger with Guilford, as further described in Note 11, we expect revenue for 2005 to be approximately $285 million, including estimated Aloxi injection sales of $260 million.

Costs and Expenses

	Three Months Ended June 30,
(in thousands)	2005	2004	Change	% Change
Costs and expenses:
Cost of sales	$22,920	$14,142	$8,778	62%
Selling, general and administrative	16,974	16,683	291	2
Research and development	14,248	8,033	6,215	77

Total	$54,142	$38,858	$15,284	39

	Six Months Ended June 30,
(in thousands)	2005	2004	Change	% Change
Costs and expenses:
Cost of sales	$44,836	$21,767	$23,069	106%
Selling, general and administrative	35,590	34,148	1,442	4
Research and development	24,702	13,048	11,654	89

Total	$105,128	$68,963	$36,165	52

Cost of sales: Cost of sales as a percentage of product sales was 35 percent for both the second quarter and first half of 2005 compared to 30 percent for both the second quarter and first half of 2004. The increase in cost of sales as a percentage of sales is a result of increased sales of Aloxi injection, which has a lower gross margin than our other marketed products. If Aloxi injection sales continue to represent an increasing percentage of our sales revenue, cost of sales will increase as a percentage of sales. Cost of sales may vary from quarter to quarter, depending on the product mix and production costs. Excluding the effects of the proposed merger with Guilford, as further described in Note 11, we believe that total cost of sales for 2005 will be approximately $97 million.

Selling, general and administrative: Selling, general and administrative expenses increased 2 percent to $17.0 million in the second quarter of 2005 from $16.7 million in the second quarter of 2004, and increased 4 percent to $35.6 million in the first half of 2005 from $34.1 million in the first half of 2004. Excluding the effects of the proposed merger with Guilford, as further described in Note 11, we expect selling, general and administrative expense of approximately $80 million for 2005, which includes promotional expenses related to Dacogen which we expect to incur in the fourth quarter of 2005.

Research and development: Research and development expense increased 77 percent to $14.2 million in the second quarter of 2005 from $8.0 million in the second quarter of 2004, and increased 89 percent to $24.7 million in the first half of 2005 from $13.0 million in the first half of 2004. The increase primarily represents increased spending on development programs for the late-stage product candidates in our pipeline, including those acquired in 2004. Excluding the effects of the proposed merger with Guilford, as further described in Note 11, we expect net research and development expense for 2005 to be approximately $46 million.

	Three Months Ended June 30,
(in thousands)	2005	2004	Change	% Change
Interest income	$1,747	$1,375	$372	27%
Interest expense	(1,754)	(1,755)	1	—

Total	$(7)	$(380)	$373	(98)%

	Six Months Ended June 30,
(in thousands)	2005	2004	Change	% Change
Interest income	$3,104	$2,191	$913	42%
Interest expense	(3,510)	(2,480)	(1,030)	42

Total	$(406)	$(289)	$(117)	40

Interest Income

Interest income increased 27 percent to $1.7 million in the second quarter of 2005 from $1.4 million in the second quarter of 2004, and increased 42 percent to $3.1 million in the first half of 2005 from $2.2 million in the first half of 2004. The increase is due to an increase in the effective interest rates received on our cash and marketable investments, which more than offset the decrease in the average amount of funds available for investment. Interest income for 2005 will fluctuate depending on the timing of cash flows and changes in interest rates for marketable investments.

Interest Expense

Interest expense of $1.8 million in the second quarter of 2005 remained consistent with interest expense in the second quarter of 2004, and increased 42 percent to $3.5 million in the first half of 2005 from $2.5 million in the first half of 2004. The increase is due to our issuance of convertible debt in March 2004. Excluding the effects of the proposed merger with Guilford, as further described in Note 11, we expect interest expense for 2005 to be approximately $7 million, of which $5.9 million will be paid using cash. The non-cash portion of interest expense is primarily related to the amortization of issuance costs incurred and capitalized in conjunction with the issuance of convertible debt in March 2004.

Provision for Income Taxes

Tax expense for the second quarter and first half of 2005 of $0.3 million and $0.6 million, respectively, represents federal alternative minimum taxes. Our ability to achieve profitable operations is dependent upon our successful commercialization of Aloxi injection, among other things, and therefore, we continue to maintain a valuation allowance against our deferred tax assets. If and when it is judged to be more-likely-than-not that we will be able to utilize some or all of our deferred tax assets, the related valuation allowance will be reduced and a tax benefit will be recorded, and the portion of the allowance pertaining to the exercise of stock options will increase additional paid-in capital. The benefits realized from the use of acquired net operating losses and credits will first reduce to zero the intangible assets related to the acquisitions and then reduce tax expense. Then, for subsequent tax periods, our tax provision would likely reflect normal statutory tax rates, and utilization of our deferred tax attributes would reduce our deferred tax asset balance. The timing of this valuation allowance adjustment is primarily dependent upon continued growth in sales of Aloxi injection and the demonstration of consecutive quarters of profitability.

Net Income

We reported net income of $12.7 million and $8.6 for the second quarter of 2005 and 2004, respectively. We reported net income of $24.3 million and $5.4 for the first half of 2005 and 2004, respectively. The increase in net income in the second quarter of 2005 compared to the second quarter of 2004 reflects a 40 percent increase in revenues from 2004 to 2005, and a 39 percent increase in costs and expenses from 2004 to 2005. Excluding the impact of the proposed merger with Guilford, as further described in Note 11, we expect operating income for 2005 to be approximately $62 million.

Liquidity and Capital Resources

At June 30, 2005, we had cash, cash equivalents and unrestricted marketable debt investments of $219 million and working capital of $354 million, compared with $239 million and $284 million, respectively, at December 31, 2004. A majority of the decrease in cash and cash equivalents was to fund working capital requirements for inventory in the first half of 2005.

Net Cash Used in Operating Activities

Net cash used in operations was $26.3 million and $17.1 million for the six months ended June 30, 2005 and 2004, respectively. The increase in cash use was primarily due to an increase in accounts receivable and inventories, and a decrease in accounts payable and accrued expenses, offset by an increase in net income. The $27.9 million increase in inventories reflects inventory build to support Aloxi injection sales. Effective July 1, 2005, our terms for Aloxi injection sales to specialty distributors are 90 days, a decrease from our previous terms of 150 days, which we anticipate will contribute to cash flow from operations in the fourth quarter. The $8.3 million increase in accounts receivable is a result of increased Aloxi injection sales from the first half of 2005 compared to sales in the second half of 2004. The primary reason for the decrease in accounts payable and accrued expenses is a decrease in bonus accruals of $6 million and a decrease in product rebate and other fees of $5 million.

Net Cash Provided by (Used in) Investing Activities

Net cash provided by investing was $26.2 million for the six months ended June 30, 2005 and net cash used in investing was $225 million for the six months ended June 30, 2004. The 2005 amount provided by investing was the result of maturing investments. The 2004 amount used in investing activities was a result of investing proceeds from the issuance of convertible debt in March 2004. Cash provided by or used in investing activities will fluctuate due to the timing of purchases and maturities of investments.

Net Cash Provided by Financing Activities

Net cash provided by financing was $7.4 million and $247 million for the six months ended June 30, 2005 and 2004, respectively. The 2005 amount provided by financing activities was the result of the maturing of restricted investments and issuance of shares under stock plans. The 2004 amount was due to net proceeds of $252.1 million received from the issuance of convertible debt in March 2004, $7.8 million from issuance of shares under stock award plans, and $3.9 million upon the exercise of warrants and issuance of shares. This total was reduced by the purchase of $17.2 million of restricted marketable securities, which were pledged as security for the first six scheduled interest payments related to the issuance of convertible debt.

Cash Management and Requirements

Our cash use in 2005 will depend in part upon the pattern of Aloxi injection sales. We expect the Aloxi injection sales to increase for 2005. As sales increase we expect our operations to generate positive cash flow. Excluding the effects of the proposed merger with Guilford, as further described in Note 11, we expect cash provided by operations in 2005 to be approximately $60 million. Our overall change in cash position in 2005 will be positive or negative depending on our investing and financing activities.

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

Our liquidity is affected by a variety of factors, including sales of our products, the pace of our research and development programs, the out-licensing of our products, the in-licensing of new products and our ability to raise additional debt or equity capital. As identified in our risk factors, adverse changes that affect our future demand for our marketed products, continued access to the capital markets, and continued development and expansion of our product candidates would affect our longer-term liquidity. We believe we have sufficient liquidity and capital resources to fund operations to positive cash flow. The following table summarizes our contractual obligations at June 30, 2005 and the effect these obligations are expected to have on our liquidity and cash flow in future periods:

(in thousands)	Remainder of 2005	2006	2007	2008	2009	Thereafter	Total
Operating lease payments	$1,343	$2,568	$2,605	$1,720	$1,126	$559	$9,921
Convertible debt	—	—	—	—	—	348,000	348,000
Helsinn minimum sales obligation (a)	—	5,181	6,120	5,554	4,795	11,465	33,115

Total	$1,343	$7,749	$8,725	$7,274	$5,921	$360,024	$391,036

(a)	In connection with the April 2001 in-licensing agreement with Helsinn Healthcare SA where we obtained the exclusive U.S. and Canadian license and distribution rights for Aloxi injection, we agreed to pay minimum payments over the first ten years following commercialization. The minimum is only payable to the extent that it exceeds the actual payments that would otherwise be payable under the agreement. Minimum sales targets of Aloxi injection for prevention of CINV peak at approximately $90 million in the fourth year of commercialization.

We expect to make additional payments to Helsinn related to Aloxi product candidates totaling $22.5 million, to SuperGen related to Dacogen injection totaling $32.5 million and to Aesgen former security holders related to Saforis oral suspension totaling $33 million over the course of the next several years upon achievement of certain development milestones.

As further described in Note 11, on July 20, 2005, we entered into an Agreement and Plan of Merger dated July 20, 2005 with Guilford Pharmaceuticals Inc. Associated with this agreement, we expect to incur a cash outflow of $192.3 million upon close of the acquisition and $0.6 million in the months following the close of the acquisition relating to professional services.

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

Application of Critical Accounting Policies and Estimates

There were no significant changes to our critical accounting policies during the six months ended June 30, 2005. See our most recent Annual Report filed on Form 10-K for the year ended December 31, 2004 for a discussion of our critical accounting policies.

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

Aloxi injection sales represented 92 percent and 77 percent of our total product sales and 90 and 81 percent of our total revenue for the six months ended June 30, 2005 and year ended December 31, 2004, respectively. Any factor adversely affecting sales of Aloxi injection could cause our product revenues to decrease and our stock price to decline significantly.

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

Beginning in November 2004 generic 5 milligram pilocarpine hydrochloride tablets entered the United States markets where Salagen Tablets (pilocarpine hydrochloride) competes. We expect our annual sales of Salagen Tablets beginning in 2005 to decline significantly from our 2004 sales of $29.3 million in the United States. Salagen Tablets net sales revenue was $7.0 million and $15.3 million for the first half of 2005 and the first half of 2004, respectively.

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

For the first six months of 2005, we reported net income of $24.3 million. For the year ended December 31, 2004, we reported a net loss of $85.7 million inclusive of $83.1 million of acquired in-process research and development expense related to acquisitions, compared to net losses of $61.9 million and $36.1 million for each of the years ended December 31, 2003 and December 31, 2002, respectively. Variations in the timing of our future revenues and expenses could cause significant fluctuations in our operating results from period to period and may result in unanticipated earnings shortfalls or losses.

Our effective tax rate, if any, may vary significantly from period to period, especially within the first few years of becoming profitable. Increases in our effective tax rate would have a negative effect on our results of operations.

We have had no or minimal provision for income tax expense for a number of years due to a history of incurring significant losses. Our ability to achieve profitable operations is dependent upon our continued successful commercialization of Aloxi injection, and therefore we continue to maintain a valuation allowance against our deferred tax assets. If and when it is judged to be more-likely-than-not that we will be able to utilize our deferred tax assets, the valuation allowance will be reduced and a tax benefit will be recorded. For subsequent tax periods, our tax provision would likely approximate normal statutory tax rates. A transition to an effective tax rate that approximates statutory tax rates could result in an increase in effective tax rate from less than 5 percent to approximately 35 percent. An increase of this magnitude would result in a significant reduction in our net income and net income per share beginning with the quarter of implementation.

Even if we begin reporting an effective tax rate that approximates statutory tax rates, various factors may continue to have favorable or unfavorable effects on our effective tax rate. These factors include, but are not limited to, changes in overall levels of income before taxes, interpretations of existing tax laws, changes in tax laws and rates, future levels of research and development spending, future levels of capital expenditures, and changes in the mix of activity in the various tax jurisdictions in which we operate. An increase in our effective tax rate would reduce our net income and net income per share.

Clinical trials are complex and unpredictable and may be difficult to complete or produce unexpected results that could delay or prevent our ability to commercialize our product candidates.

Before obtaining regulatory approvals for the commercial sale of any product under development, including Dacogen injection, Saforis oral suspension, ZYC101a, irofulven, and ZYC300, we, or our strategic collaborators, must demonstrate through preclinical studies and clinical trials that the product is safe and effective for use in each target indication. We depend on collaboration with Helsinn Healthcare SA, SuperGen, Inc., medical institutions and laboratories to conduct our clinical and preclinical testing in compliance with good clinical and laboratory practices as required by the FDA. We, or our strategic collaborators, may depend on contract research organizations to manage a substantial portion of the medical institutions utilized to conduct clinical testing. The results from preclinical animal studies and human clinical trials may not be predictive of the results that will be obtained in large-scale testing. Some of the results reported from clinical trials are interim results and may not be predictive of future results, including final results from such trials, because, among other factors, patient enrollment and the time period for evaluating patient results are not complete. If we, or our strategic collaborators, fail to adequately demonstrate the safety and efficacy of a product candidate, the FDA would not provide regulatory approval of the product. The appearance of unacceptable toxicities or side effects during clinical trials could interrupt, limit, delay or abort the development of a product. A number of companies in the pharmaceutical industry have suffered significant setbacks in advanced clinical trials, even after experiencing promising results in previous animal and human studies.

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

Since our product candidates such as Dacogen injection, Saforis oral suspension, ZYC101a, ZYC300 and irofulven may have alternative development paths and we have limited resources, our focus on a particular development path for these product candidates may result in our failure to capitalize on more profitable areas and may not result in viable products.

We have limited financial and product development resources. This requires us to focus on product candidates in specific areas and forego opportunities with regard to other product candidates or development paths. For example, one of our product candidates, irofulven, is in clinical and preclinical trials for a number of indications. We expect that a portion of our product development efforts over the next several years will be devoted to further development of irofulven, including its application to the treatment of cancers or sub-populations of certain types of cancers with limited therapeutic options such as refractory cancers, for which we believe irofulven could most quickly be developed and approved for marketing. We are also investigating the efficacy of irofulven in combination with other cancer therapies. While some of these trials have indicated some effectiveness in relation to the target medical conditions, additional clinical trials must be conducted before product registration may be requested. Alternative examples of resource trade offs also exist for our other product candidates.

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

We rely on Pharmachemie BV as our sole supplier of the Dacogen injection finished drug product. In addition, we rely on other sole or exclusive suppliers for other product candidates’ finished drug products. If our relationship with Pharmachemie BV or another sole or exclusive supplier terminates or if the supplier is unable to meet our needs for any reason, we will need to find an alternative source of the products supplied by those companies. If we are unable to identify an alternative source, we may have to suspend development of our product candidates or delay commercial launch of an approved product candidate. Even if we were able to procure drug product from an alternative source, any disruption in supply could have a material adverse effect on our ability to meet our development goals or our ability to provide the commercial supply of an approved product candidate, which would cause our future product revenues to decrease and our stock price to decline.

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

The timing of customer purchases and the resulting product shipments has a significant impact on the amount of revenue from product sales that the Company recognizes in a particular period.

The majority of our sales are made to independent pharmaceutical wholesalers, including specialty oncology distributors, which, in turn, resell the product to an end user (normally a clinic, hospital, alternative healthcare facility or an independent pharmacy). Inventory in the distribution channel consists of inventory held by independent pharmaceutical wholesalers, who are the Company’s principal customers. The Company’s revenue from product sales in a particular period is impacted by increases or decreases in the distribution channel inventory levels. If distribution channel inventory levels increase materially, the Company could experience reduced sales revenue in subsequent periods due to low patient demand.

We cannot significantly control or influence the purchasing patterns of independent pharmaceutical wholesalers or end users. These are highly sophisticated customers that purchase our products in a manner consistent with their industry practices and, presumably based upon their projected demand levels. From time to time, we offer sales incentives in the ordinary course of business. These incentives may impact the level of inventory held by wholesalers. Additionally, the buying practices of the wholesalers include occasional speculative purchases of product in excess of the current market demand, at their discretion, in anticipation of future price increases.

Purchases by any given customer, during any given period, may be above or below actual patient demand of any of our products during the same period, resulting in fluctuations in product inventory in the distribution channel. If distribution channel inventory levels substantially exceed patient demand, we could experience reduced revenue from sales in subsequent periods due to low patient demand.

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

As part of our business strategy we plan to identify, acquire, license and develop product candidates and identify, acquire and license approved products for markets that we can reach through our marketing and distribution channels. If we are unsuccessful in our acquisition strategy, our stock price could decline. If we fail to obtain, develop and successfully commercialize additional products, we may not achieve expectations of our future performance and our stock price could decline. Because we do not materially engage in basic research or drug discovery, we must rely upon third parties to sell or license product opportunities to us. Other companies, including some with substantially greater financial, marketing and sales resources, are competing with us to acquire or license such products or product candidates. We may not be able to acquire or license rights to additional products or product candidates on acceptable terms, if at all. Furthermore, we may not be able to successfully develop any product candidates we acquire or license. In addition, we may acquire or license new products with different marketing strategies, distribution channels and bases of competition than those of our current products. Therefore, we may not be able to compete favorably in those product categories.

We may not realize all of the anticipated benefits of our recent and future acquisitions.

Any acquisition strategy is subject to inherent risk and we cannot guarantee that we will be able to complete any acquisition, including the ability to identify potential partners, successfully negotiate economically beneficial terms, successfully integrate such business, retain its key employees and achieve the anticipated revenue, cost benefits or synergies.

We review the records of companies we plan to acquire, however, even an in-depth review of records may not reveal existing or potential problems or permit us to become familiar enough with a business to assess fully its capabilities and deficiencies. As a result, we may assume unanticipated liabilities, or an acquisition may not perform as well as expected. We also face the risk that the returns on acquisitions will not support the expenditures or indebtedness incurred to acquire such businesses, or the capital expenditures needed to develop such businesses.

As further described in Note 11, on July 21 2005, we entered into an Agreement and Plan of Merger dated July 20, 2005 with Guilford Pharmaceuticals Inc. During the third quarter of 2004, we acquired Zycos, Inc. and Aesgen, Inc. and we may acquire other companies in the future as a part of our business strategy.

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

Competition in the pharmaceutical industry is intense. Most of our competitors are large, multinational pharmaceutical companies that have considerably greater financial, sales, marketing and technical resources than we do. Most of our present and potential competitors also have dedicated research and development capabilities that may allow them to develop new or improved products that compete with our products. Currently, Aloxi injection competes with three other products from the 5-HT3 receptor antagonist class of compounds, as well as products from other chemical classes that are also used for the prevention of chemotherapy-induced nausea and vomiting. These products are marketed by GlaxoSmithKline, Roche, Sanofi-Aventis and Merck, large multinational competitors. If Aloxi injection does not compete successfully with existing products on the market, our stock price could decline significantly. Additionally, MedImmune, Inc., Daichi Pharmaceutical, and two U.S. generic manufacturers have drugs that are approved for sale and compete in the same markets as Salagen Tablets.

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

Except for Dacogen injection, Saforis oral suspension, ZYC101a and our products already approved, none of our product candidates are currently being tested in phase 3 or registration clinical trials. We cannot apply for a regulatory approval to market a product candidate until we successfully complete phase 3 or registration clinical trials for that product.

If we are unable to obtain intellectual property protection, or protect our proprietary technology, we may be unable to compete effectively.

The FDA awarded us orphan drug status for Salagen Tablets in 1994 as a treatment for the symptoms of xerostomia, or severe dry mouth, induced by radiation therapy in head and neck cancer patients and in 1998 for the symptoms of dry mouth associated with Sjögren’s syndrome. An orphan drug designation entitles us to marketing exclusivity of the protected drug for the stated condition for a period of seven years. Our orphan drug protection for Salagen Tablets expired in March 2001 for the treatment of symptoms of radiation-induced xerostomia in head and neck cancer patients and expired in February 2005 for the Sjögren’s syndrome indication. Beginning in November 2004, generic 5 milligram pilocarpine hydrochloride tablets entered the United States markets where Salagen Tablets compete and we have suspended direct promotion of Salagen Tablets. If the introduction of these competing products adheres to the classic pattern of initial generic competition in a pharmaceutical product class, we would expect Salagen Tablets sales to decline significantly from our 2004 sales of $29.3 million in the United States. Salagen Tablets net sales revenue was $7.0 million and $15.3 million for the first half of 2005 and the first half of 2004, respectively.

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

The trading price of our common stock has been, and could continue to be, subject to wide fluctuations in response to these factors, including the sale or attempted sale of a large amount of our common stock into the market. Our stock price ranged from $2.34 to $34.49 per share during the three-year period ended June 30, 2005. Broad market fluctuations may also adversely affect the market price of our common stock.

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

We routinely grant stock options to our employees and other individuals. At June 30, 2005, we had options outstanding at option prices ranging from $1.81 to $33.22 for 9.1 million shares of our common stock that have been registered for resale. We have also issued convertible debt that is convertible into 8.3 million shares of common stock at an initial conversion price of $31.46 per share of common stock. Conversion is contingent on a number of factors that have not yet been satisfied. Consequently, we are not able to estimate when, if ever, the convertible debt will be converted into common stock, but any such conversion would almost certainly dilute stockholder value.

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

The indenture does not prohibit or limit us and would not limit any of our subsidiaries from incurring senior indebtedness or incurring other indebtedness and other liabilities. As of June 30, 2005, we do not have senior indebtedness outstanding, and have no senior subordinated indebtedness other than the notes. We anticipate that from time to time we will incur additional senior indebtedness and other additional liabilities.

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

Item 3.

Quantitative and Qualitative Disclosure About Market Risk

Our operations are not subject to risks of material foreign currency fluctuations, nor do we use derivative financial instruments in our treasury practices. We place our marketable investments in instruments that meet high credit quality standards, as specified in our investment policy guidelines. We do not expect material losses with respect to our investment portfolio or exposure to market risks associated with interest rates. The impact on our net income as a result of a 25, 50 or 100 basis point (where 100 basis points equals 1%) change in short-term interest rates would be approximately $0.5 million, $1 million or $2 million annually based on our cash, cash equivalents, marketable investment and restricted marketable investment balances at June 30, 2005.

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

Item 5.

Submission of Matters to a Vote of Security Holders

The Company held its Annual Meeting of Shareholders on May 10, 2005, and sufficient favorable votes were cast to approve all management proposals as follows:

Election of management’s entire slate of seven directors by the following vote tallies:

	For	Withhold
Andrew J. Ferrara	62,572,334	49,575
Edward W. Mehrer	62,577,844	44,065
Hugh E. Miller	58,080,745	4,541,164
Leon O. Moulder, Jr.	62,578,334	43,575
David B. Sharrock	62,547,849	74,060
Waneta C. Tuttle, Ph.D.	62,572,944	48,965
Arthur Weaver	59,643,806	2,978,103

Ratification of the independent auditors by a vote of 60,864,567 for, 1,740,686 against, 16,656 abstaining, and 0 broker non-votes.

Item 6. Exhibits

Exhibit Number	Description
3.1	Second Amended and Restated Articles of Incorporation (Incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002).

3.2	Articles of Amendment to the Second Amended and Restated Articles of Incorporation, filed June 2, 2004 (Incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004).

3.3	Restated Bylaws of the Company, as amended to date (Incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998).

3.4	Amendment dated May 10, 2004 to Restated Bylaws (Incorporated by reference to Exhibit 3.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004).

4.1	Specimen certificate for shares of Common Stock of the Company (Incorporated by reference to Exhibit 4.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004).

4.2	Rights Agreement, dated as of July 14, 1998, between the Company and Norwest Bank, Minnesota, N.A. (including the form of Rights Certificate attached as Exhibit B thereto) (Incorporated by reference to Exhibit 1 to the Company’s Registration Statement on Form 8-A, filed July 15, 1998).

4.3	First Amendment to Rights Agreement, dated March 14, 2000, between the Company and Norwest Bank, Minnesota, N.A. (Incorporated by reference to Exhibit 2 to the Company’s Registration Statement on Form 8-A/A-1, filed March 20, 2000).

4.4	Form of Convertible Subordinated Promissory Notes issued to Deerfield Partners, L.P. and Deerfield International Limited on December 2, 2002 (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on December 4, 2002).

4.5	Form of Common Stock Purchase Warrants issued to Deerfield Partners, L.P. and Deerfield International Limited on December 2, 2002 (Incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on December 4, 2002).

4.6	Senior Subordinated Convertible Notes Purchase Agreement, dated February 25, 2004, by and between MGI PHARMA, INC. and Merrill Lynch, Pierce, Fenner & Smith (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on March 4, 2004).

4.7	Senior Subordinated Convertible Notes Indenture, dated March 2, 2004, by and between MGI PHARMA, INC. and Wells Fargo Bank, National Association, as Trustee (Incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed March 4, 2004).

4.8	Registration Rights Agreement dated March 2, 2004, between MGI PHARMA, INC. and Merrill Lynch & Co. (Incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed March 4, 2004).

31.1	Certification of Leon O. Moulder, Jr. Pursuant to Rule 13a-14(a) (Section 302 of the Sarbanes-Oxley Act of 2002).

31.2	Certification of James C. Hawley Pursuant to Rule 13a-14(a) (Section 302 of the Sarbanes-Oxley Act of 2002).

32.1	Certification of Leon O. Moulder, Jr. Pursuant to 18 U.S.C. (S) 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of James C. Hawley Pursuant to 18 U.S.C. (S) 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MGI PHARMA, INC.

Date: August 9, 2005	By:	/s/ James C. Hawley
James C. Hawley
Senior Vice President and Chief Financial Officer
(principal financial officer, and duly authorized officer)

MGI PHARMA, INC. AND SUBSIDIARIES

Quarterly Report on Form 10-Q

for the

Quarter Ended June 30, 2005

EXHIBIT INDEX

Exhibit Number	Description
3.1	Second Amended and Restated Articles of Incorporation (Incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002).

3.2	Articles of Amendment to the Second Amended and Restated Articles of Incorporation, filed June 2, 2004 (Incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004).

3.3	Restated Bylaws of the Company, as amended to date (Incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998).

3.4	Amendment dated May 10, 2004 to Restated Bylaws (Incorporated by reference to Exhibit 3.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004).

4.1	Specimen certificate for shares of Common Stock of the Company (Incorporated by reference to Exhibit 4.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004).

4.2	Rights Agreement, dated as of July 14, 1998, between the Company and Norwest Bank, Minnesota, N.A. (including the form of Rights Certificate attached as Exhibit B thereto) (Incorporated by reference to Exhibit 1 to the Company’s Registration Statement on Form 8-A, filed July 15, 1998).

4.3	First Amendment to Rights Agreement, dated March 14, 2000, between the Company and Norwest Bank, Minnesota, N.A. (Incorporated by reference to Exhibit 2 to the Company’s Registration Statement on Form 8-A/A-1, filed March 20, 2000).

4.4	Form of Convertible Subordinated Promissory Notes issued to Deerfield Partners, L.P. and Deerfield International Limited on December 2, 2002 (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on December 4, 2002).

4.5	Form of Common Stock Purchase Warrants issued to Deerfield Partners, L.P. and Deerfield International Limited on December 2, 2002 (Incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on December 4, 2002).

4.6	Senior Subordinated Convertible Notes Purchase Agreement, dated February 25, 2004, by and between MGI PHARMA, INC. and Merrill Lynch, Pierce, Fenner & Smith (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on March 4, 2004).

4.7	Senior Subordinated Convertible Notes Indenture, dated March 2, 2004, by and between MGI PHARMA, INC. and Wells Fargo Bank, National Association, as Trustee (Incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed March 4, 2004).

4.8	Registration Rights Agreement dated March 2, 2004, between MGI PHARMA, INC. and Merrill Lynch & Co. (Incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed March 4, 2004).

31.1	Certification of Leon O. Moulder, Jr. Pursuant to Rule 13a-14(a) (Section 302 of the Sarbanes-Oxley Act of 2002).

31.2	Certification of James C. Hawley Pursuant to Rule 13a-14(a) (Section 302 of the Sarbanes-Oxley Act of 2002).

32.1	Certification of Leon O. Moulder, Jr. Pursuant to 18 U.S.C. (S) 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of James C. Hawley Pursuant to 18 U.S.C. (S) 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.