Form 10-Q
period 2005-09-30
MGI PHARMA INC
filed 2005-11-08
CIK 702131

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $.01 par value	77,466,263 shares
(Class)	(Outstanding at November 1, 2005)

MGI PHARMA, INC.

FORM 10-Q INDEX

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

MGI PHARMA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	September 30, 2005 (Unaudited)	December 31, 2004 (*)
ASSETS

Current assets:
Cash and cash equivalents	$83,206	$10,098
Short-term marketable investments	78,233	195,384
Restricted marketable investments	5,797	5,832
Receivables, less contractual allowances and allowance for bad debts of $32,369 and $12,227	146,491	122,275
Inventories	40,435	8,408
Other current assets	873	481

Total current assets	355,035	342,478

Restricted cash	600	600
Long-term marketable investments	29,329	66,848
Restricted marketable investments, less current portion	2,844	8,519
Equipment, furniture and leasehold improvements, at cost less accumulated depreciation of $4,378 and $3,505	3,482	2,666
Debt issuance costs, less accumulated amortization of $1,841 and $969	6,295	7,167
Intangible assets, at cost less accumulated amortization of $6,862 and $5,239	6,372	7,995
Prepaid acquisition costs	61,106	—
Other assets	61	62

Total assets	$465,124	$436,335

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$11,378	$14,831
Accrued expenses	30,495	43,244
Deferred revenue	318	624
Other current liabilities	591	124

Total current liabilities	42,782	58,823

Noncurrent liabilities:
Senior subordinated convertible notes, face value of $348,000 net of unamortized discount of $87,828 as of September 30, 2005 and December 31, 2004	260,172	260,172
Deferred revenue	2,170	1,951
Other noncurrent liabilities	870	879

Total noncurrent liabilities	263,212	263,002

Total liabilities	305,994	321,825

Stockholders’ equity:
Preferred stock, 10,000,000 authorized and unissued shares	—	—
Common stock, $.01 par value, 140,000,000 authorized shares, 72,125,403 and 71,041,179 issued and outstanding shares	721	710
Additional paid-in capital	430,759	418,659
Unearned compensation	(3,729)	(3,216)
Accumulated other comprehensive income	1,284	5,428
Accumulated deficit	(269,905)	(307,071)

Total stockholders’ equity	159,130	114,510

Total liabilities and stockholders’ equity	$465,124	$436,335

(*)	The Balance Sheet at December 31, 2004 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.

See accompanying Notes to Condensed Consolidated Financial Statements.

MGI PHARMA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Revenues:
Product sales	$66,448	$54,905	$194,152	$127,601
Licensing and other	1,410	645	4,103	2,757

	67,858	55,550	198,255	130,358

Costs and expenses:
Cost of sales	23,432	18,210	68,268	39,976
Selling, general and administrative	16,725	20,276	52,316	54,424
Research and development	14,755	22,952	39,457	36,001
Acquired in-process research and development	—	83,094	—	83,094

	54,912	144,532	160,041	213,495

Operating income (loss)	12,946	(88,982)	38,214	(83,137)

Interest income	1,963	1,761	5,067	3,952
Interest expense	(1,754)	(1,754)	(5,263)	(4,233)

Income (loss) before income taxes	13,155	(88,975)	38,018	(83,418)
Provision for income taxes	297	310	852	460

Net income (loss)	$12,858	$(89,285)	$37,166	$(83,878)

Net income (loss) per common share:
Basic	$0.18	$(1.26)	$0.52	$(1.20)
Diluted	$0.17	$(1.26)	$0.49	$(1.20)

Weighted average number of common shares outstanding:
Basic	72,007	70,689	71,709	69,723
Diluted	76,030	70,689	75,818	69,723

See accompanying Notes to Condensed Consolidated Financial Statements.

MGI PHARMA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(in thousands)

	Nine Months Ended September 30,
	2005	2004
OPERATING ACTIVITIES:
Net income (loss)	$37,166	$(83,878)
Adjustments for non-cash items:
Acquired in-process research and development	—	83,094
Depreciation and intangible amortization	2,520	1,937
Benefit plan contribution	212	676
Employee stock compensation expense	2,893	730
Stock option term modification	326	—
Amortization of financing charges	872	790
Other	21	27
Change in operating assets and liabilities (net of acquisitions):
Receivables	(24,216)	(74,423)
Inventories	(32,027)	2,254
Other current assets	(391)	174
Accounts payable and accrued expenses	(14,619)	17,279
Deferred revenue	(87)	(184)
Other current liabilities	467	15,571

Net cash used in operating activities	(26,863)	(35,953)

INVESTING ACTIVITIES:
Purchase of held-to-maturity investments	(38,399)	(79,424)
Maturity of held-to-maturity investments	67,536	70,107
Purchase of available-for-sale investments	(1,551,918)	(2,741,090)
Maturity of available-for-sale investments	1,673,306	2,633,454
Purchase of certain net assets in connection with acquisitions, net of cash acquired	—	(86,051)
Purchase of equipment, furniture and leasehold improvements	(1,714)	(578)
Prepaid acquisition costs	(61,106)	—

Net cash provided by (used in) investing activities	87,705	(203,582)

FINANCING ACTIVITIES:
Purchase of restricted marketable securities held by trustee for debt service	—	(17,163)
Maturity of restricted marketable securities held by trustee for debt service	5,710	2,868
Cash consideration from issuance of shares under stock plans	6,556	9,590
Proceeds of debt offering	—	260,172
Issuance costs of debt offering	—	(8,135)
Issuance of shares through stock purchase warrant exercise	—	3,850

Net cash provided by financing activities	12,266	251,182

Increase in cash and cash equivalents	73,108	11,647

Cash and cash equivalents at beginning of period	10,098	5,491

Cash and cash equivalents at end of period	$83,206	$17,138

Supplemental disclosure of cash information:
Cash paid for interest	$5,754	$3,008
Cash paid for taxes	$502	$—

See accompanying Notes to Condensed Consolidated Financial Statements.

MGI PHARMA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(1) Basis of Presentation

In the opinion of management, the accompanying Unaudited Condensed Consolidated Financial Statements (“consolidated financial statements”) of MGI PHARMA, INC. and its wholly owned subsidiaries (collectively, “MGI PHARMA,” or “Company”) have been prepared on a consistent basis with the December 31, 2004 audited consolidated financial statements and include all adjustments, consisting of only normal recurring adjustments, necessary to fairly present the information set forth therein. The consolidated financial statements have been prepared in accordance with the regulations of the SEC, and, therefore, omit certain information and footnote disclosure necessary to present the statements in accordance with U.S. generally accepted accounting principles. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, which was filed with the SEC on March 11, 2005. Certain amounts reported in previous periods have been reclassified to conform to the current period presentation. The results of operations for the first nine months of 2005 are not necessarily indicative of the results to be expected for the entire fiscal year or any future period.

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

The consolidated financial statements include the accounts of MGI PHARMA and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Recent Accounting Pronouncements:

In May 2005, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 154, “Accounting Changes and Error Corrections,” which replaces Accounting Principles Board (“APB”) Opinion No. 20, “Accounting Changes,” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements.” This Statement changes the requirements for the accounting for and reporting of a change in accounting principle, and applies to all voluntary changes in accounting principles, as well as changes required by an accounting pronouncement in the unusual instance it does not include specific transition provisions. Specifically, this Statement requires retrospective application to prior periods’ financial statements, unless it is impracticable to determine the period-specific effects or the cumulative effect of the change. When it is impracticable to determine the effects of the change, the new accounting principle must be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable and a corresponding adjustment must be made to the opening balance of retained earnings for that period rather than being reported in an income statement. When it is impracticable to determine the cumulative effect of the change, the new principle must be applied as if it were adopted prospectively from the earliest date practicable. This Statement is effective for the company for all accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. This Statement does not change the transition provisions of any existing pronouncements.

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

At its October 2004 meeting, the Emerging Issues Task Force of the FASB reached a consensus on Issue No. 04-8, “The Effect of Contingently Convertible Debt on Diluted Earnings per Share.” The consensus requires contingently convertible instruments to be included in diluted earnings per share (if dilutive) regardless of whether the market price trigger has been met. The consensus is to be applied to contingently convertible instruments in reporting periods beginning after December 15, 2004. The adoption of this consensus had no effect on the Company’s consolidated financial statements as presented. The potential dilutive shares related to our senior subordinated convertible notes issued in March 2004 are excluded from our diluted net income per share for the three and nine months ended September 30, 2005 and 2004 because their inclusion in a calculation of net income per share would be antidilutive. When dilutive, our diluted shares outstanding will be increased by up to 8.3 million shares and the net earnings used for earnings per share calculations would be adjusted, using the if-converted method. The Company estimates it would need to record annual net income of approximately $64 million, or quarterly net income of approximately $16 million, in order for the effect of this pronouncement to be dilutive to earnings per share.

(2) Stock Incentive Plans

Under stock incentive plans, designated persons (including officers, directors, employees and consultants) have been or may be granted rights to acquire our common stock. These rights include stock options, restricted stock units and other equity rights. At September 30, 2005, shares issued and shares available under stock incentive plans are as follows:

(in thousands, except exercise price)	Shareholder Approved Plans	Other Plans	Total For All Plans
Shares issuable under outstanding awards	9,805	40	9,845
Shares available for future issuance	1,091	—	1,091

Total	10,896	40	10,936

Average exercise price for outstanding options	$15.90	$5.24	$15.86

As part of the Guilford acquisition (see Note 11), MGI PHARMA assumed Guilford Pharmaceuticals, Inc. 2002 Stock Award and Incentive Plan (the “2002 Plan”). At the time MGI PHARMA assumed the 2002 Plan, no outstanding stock awards were outstanding and 818,349 MGI PHARMA shares were available under the 2002 Plan of which 627,950 stock awards were granted at an average price of $23.01.

We account for stock-based compensation arrangements in accordance with the provisions of APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and comply with the disclosure provisions of SFAS No. 148, “Accounting for Stock-Based Compensation.” Under APB Opinion No. 25, compensation cost is recognized when the market value of the Company’s stock exceeds the amount an employee must pay to acquire the stock at the date of grant. During the second quarter of 2004, a stock option grant was made below market value and the aggregate amount of $284,800 is being expensed in accordance with APB Opinion No. 25 over a four-year vesting period. Restricted stock units are granted at market value and are expensed over the vesting period. All other stock incentive awards were made at market value so no compensation expense has been recognized for these awards. Had we determined compensation cost based on fair value at the grant date for our stock options and the fair value of the discount related to the employee stock purchase plan under SFAS 123, our net income (loss) would have been reported as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share data)	2005	2004	2005	2004
Net income, as reported	$12,858	$(89,285)	$37,166	$(83,878)
Add: Total stock-based employee compensation expense included in reported net income	1,049	165	2,643	270
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(43,362)	(7,245)	(60,657)	(15,619)

Pro forma net income (loss)	$(29,455)	$(96,365)	$(20,848)	$(99,227)

Net income (loss) per common share:
As reported basic	$0.18	$(1.26)	$0.52	$(1.20)
Pro forma basic	$(0.41)	$(1.36)	$(0.29)	$(1.42)

As reported diluted	$0.17	$(1.26)	$0.49	$(1.20)

Pro forma diluted	$(0.41)	$(1.36)	$(0.29)	$(1.42)

	2005	2004	2005	2004
Expected dividend yield	0%	0%	0%	0%
Risk-free interest rate	4.03%	3.51%	3.93%	3.41%
Annualized volatility	0.64	0.80	0.69	0.80
Expected life, in years	4.79	5.25	4.99	5.25

On July 26, 2005, pursuant to and in accordance with the recommendation of the Compensation Committee (the “Committee”), the Board of Directors of the Company approved full acceleration of the vesting of each otherwise unvested stock option that had an exercise price of $26.21 or greater granted under the Company’s Amended and Restated 1997 Stock Incentive Plan (the “1997 Plan”) or Amended and Restated 1999 Non Employee Director Stock Option Plan (the “1999 Plan”) and was held by an employee, officer or non-employee director of the Company. Options to purchase approximately 2.7 million shares of the Company’s Common Stock (“Common Shares”), including approximately 842,500 options held by officers at or above the level of Vice President (including executive officers) and approximately 157,500 options held by non-employee directors, were subject to this acceleration which was effective as of July 26, 2005.

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

The decision to accelerate vesting of these underwater options was made primarily to minimize certain future compensation expense that the Company would otherwise recognize in its consolidated statements of operations with respect to these options pursuant to SFAS No. 123R, which becomes effective as to the Company for reporting periods beginning after December 31, 2005. The Company believes that the aggregate future expense that was eliminated as a result of the acceleration of the vesting of these options is approximately $35 million.

The pro forma amounts stated above are not likely to be representative of the effect on reported results for future years due to, among other things, the number of stock options granted, the vesting period of the stock options and the fair value of options to be granted in future years. Due to the uncertainty of realization of certain tax benefits, the Company did not reverse the portion of the valuation allowance established for the net operating loss carryforwards that are related to the exercise of stock options and, therefore, the stock-based employee compensation expense deducted above is not shown net of tax.

(3) Net Income Per Common Share

Net income per common share for the three-month and nine-month periods ended September 30, 2005 and 2004 is based on weighted average shares outstanding as summarized in the following table:

	Three Months Ended September 30,
(in thousands)	2005	2004
Weighted-average shares – basic	72,007	70,689
Effect of dilutive stock options	4,023	—
Effect of convertible debt	—	—

Weighted-average shares - assuming dilution	76,030	70,689

	Nine Months Ended September 30,
(in thousands)	2005	2004
Weighted-average shares – basic	71,709	69,723
Effect of dilutive stock options	4,109	—
Effect of convertible debt	—	—

Weighted-average shares - assuming dilution	75,818	69,723

Weighted-average shares issuable upon the exercise of stock options, which were not included in the diluted earnings per share calculation because they were not dilutive, were 5.8 million and 9.6 million for the three-month periods ended September 30, 2005 and 2004, respectively, and 5.7 million and 9.6 million for the nine-month periods ended September 30, 2005 and 2004, respectively. The 8.3 million shares issuable upon the conversion of our convertible debt were excluded from the diluted earnings per share calculation because they were not dilutive for any period presented.

(4) Marketable Investments

Marketable investments consisted of held-to-maturity and available-for-sale debt investments (reported at amortized cost, which approximates fair market value) and available-for-sale, publicly traded, equity securities (reported at fair market value). Unrealized gains or losses from the available-for-sale, marketable securities have been reported as a separate component of Stockholders’ equity (“Accumulated Other Comprehensive Income”).

Short-term marketable investments as of September 30, 2005 and December 31, 2004 are summarized in the following table:

(in thousands)	September 30, 2005	December 31, 2004
Corporate notes (classified as held-to-maturity)	$7,175	$33,071
Government agencies (classified as held-to-maturity)	30,133	—
Auction rate securities (classified as available-for-sale)	40,925	162,313

Total	$78,233	$195,384

Long-term marketable investments consist of publicly traded, equity securities, corporate notes and United States government agencies debt. The corporate notes and the government agencies debt as of December 31, 2004 mature between January of 2006 and April of 2006. Long-term marketable securities are summarized in the following table:

(in thousands)	September 30, 2005	December 31, 2004
Corporate notes (classified as held-to-maturity)	$—	$3,184
Equity securities (classified as available-for-sale)	29,329	33,474
Government agencies (classified as held-to-maturity)	—	30,190

Total	$29,329	$66,848

Restricted marketable investments of $8.6 million and $14.4 million at September 30, 2005 and December 31, 2004, respectively, consist of United States government agency investments and relate to the issuance of convertible debt in March 2004.

In September 2004, we acquired four million shares of SuperGen, Inc. (“SuperGen”) as part of a transaction that included obtaining the worldwide licensing rights for decitabine (“Dacogen”). The investment was accounted for as long-term available for sale marketable securities. As such, unrealized gains and losses have been reported as Accumulated Other Comprehensive Income. At the time of purchase, the fair value of the SuperGen securities was $24.4 million. As of September 30, 2005, the fair value of the MGI PHARMA’s investment in SuperGen was $25.2 million.

In addition to our investment in SuperGen, we also own an approximate 10 percent investment in MethylGene Inc. (“MethylGene”), a Canada-based biopharmaceutical company. MethylGene completed its initial public offering and began trading publicly on the Toronto Stock Exchange on June 29, 2004. MGI’s carrying value of the MethylGene investment prior to MethylGene’s initial public offering was $3.6 million. As of September 30, 2005, the fair value of our MethylGene investment was $4.1 million.

(5) Inventories

Inventories at September 30, 2005 and December 31, 2004 are summarized as follows:

(in thousands)	September 30, 2005	December 31, 2004
Raw materials and supplies	$15	$328
Work in process	233	397
Finished products	40,187	7,473
Inventories consigned to others	—	210

Total	$40,435	$8,408

Inventories are stated at the lower of cost or market. Cost is determined on a first-in, first-out basis.

(6) Accrued Expenses

Accrued expenses at September 30, 2005 and December 31, 2004 are summarized as follows:

(in thousands)	September 30, 2005	December 31, 2004
Product administrative and other fees	$11,677	$14,229
License fees	5,110	4,576
Product return accrual	1,505	2,448
Product development accrual	2,000	3,314
Field sales bonuses	600	3,800
Other bonuses	2,082	3,512
Retirement plan accrual	1,327	2,624
Interest	488	1,951
Other accrued expenses	5,706	6,790

Total	$30,495	$43,244

(7) Stockholders’ Equity

Changes in selected Stockholders’ equity accounts for the nine months ended September 30, 2005 were as follows:

	Common Stock
(in thousands)	Shares	Par value	Additional paid-in capital	Unearned compensation	Accumulated other comprehensive income (loss)
Balance at December 31, 2004	71,041	$710	$418,659	$(3,216)	$5,428
Exercise of stock options	936	10	5,745	—	—
Employee retirement plan contribution	73	1	2,011	—	—
Shares issued pursuant to employee stock purchase plan	43	—	800	—	—
Stock option term modification	—	—	326	—	—
Restricted stock units	32	—	2,938	(513)	—
Unrealized loss on available for sale investments	—	—	—	—	(4,144)
Income tax benefit related to employee stock awards	—	—	250	—	—
Other issuances	—	—	30	—	—

Balance at September 30, 2005	72,125	$721	$430,759	$(3,729)	$1,284

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

As consideration for all of the ownership interests in Aesgen, we paid $32 million in cash and assumed $1.1 million in liabilities at closing. In addition, we incurred $1.9 million in transaction fees, including legal, valuation and accounting fees.

The following is a summary of potential contingent consideration to Aesgen’s former security holders:

•	$33 million upon FDA approval of Saforis™ oral suspension;

•	$25 million in the event that net sales of Aesgen products containing L-Glutamine, including Saforis oral suspension, exceed $50 million in the second year after commercial launch of Saforis oral suspension; and

•	For the ten-year period after commercialization begins, a 5 percent royalty on net sales of Saforis oral suspension after cumulative net sales exceed $50 million; and

•	A payment equal to three times the amount by which net sales exceed $50 million in the tenth year after commercialization begins.

If earned, contingent consideration would be considered goodwill. Goodwill represents the excess of the purchase price paid over the fair value of tangible and identifiable intangible net assets acquired in business combinations. In accordance with SFAS No. 142, the Company has not amortized goodwill for business acquisitions consummated after September 30, 2001, and ceased amortization of goodwill effective January 1, 2002 for business combinations consummated prior to July 1, 2001. Goodwill is reviewed annually and whenever events or circumstances occur which indicate that goodwill might be impaired.

No contingent consideration was paid or was payable as of September 30, 2005.

Pro forma results of operations: The following unaudited pro forma information for the three and nine months ended September 30, 2004, presents a summary of the combined results of MGI PHARMA, Aesgen and Zycos as if the acquisitions had occurred on January 1, 2004. The pro forma net income and income per share include the acquired in-process research and development charge of $89.1 million, as if recognized in 2003. The pro forma information is not necessarily indicative of results that would have occurred had the acquisitions been consummated for the periods presented or indicative of results that may be achieved in the future and does not include the impact of the October 3, 2005 acquisition of Guilford Pharmaceuticals, Inc. (see Note 11).

(in thousands)	Three Months Ended September 30, 2004	Nine Months Ended September 30, 2004
Total revenues	$55,692	$131,428
Net loss	(10,083)	(9,413)
Pro forma loss per common share:
Basic and diluted	$(0.14)	$(0.13)

(9) Research and Development Expense

Research and development expense for the three-month and nine-month periods ended September 30, 2005 and 2004 consists of the following:

	Three Months Ended September 30,
(in thousands)	2005	2004
License fees	$50	$16,786
Other research and development	14,705	6,166

Total	$14,755	$22,952

	Nine Months Ended September 30,
(in thousands)	2005	2004
License fees	$50	$19,286
Other research and development	39,407	16,715

Total	$39,457	$36,001

(10) Comprehensive Income (Loss)

Total comprehensive income (loss) consists of net income (loss) and other comprehensive income (loss), which consists of unrealized gains and losses on available-for-sale investments. Other comprehensive income (loss) has no impact on our net income (loss) but is reflected in our balance sheet through an adjustment to stockholders’ equity. The components of comprehensive income (loss) are as follows:

	Three Months Ended September 30,
(in thousands)	2005	2004
Net income (loss), as reported	$12,858	$(89,285)
Unrealized gain (loss) from securities classified as available for sale	5,117	283

Comprehensive income (loss)	$17,975	$(89,002)

	Nine Months Ended September 30,
(in thousands)	2005	2004
Net income (loss), as reported	$37,166	$(83,878)
Unrealized gain (loss) from securities classified as available for sale	(4,144)	2,838

Comprehensive income (loss)	$33,022	$(81,040)

(11) Subsequent Event

Guilford Pharmaceuticals Inc. Acquisition

On October 3, 2005, Granite Acquisition, Inc., a Delaware corporation and wholly-owned subsidiary of MGI PHARMA, merged with and into Guilford Pharmaceuticals Inc., a Delaware corporation now known as MGI GP, Inc. (“Guilford” or “MGI GP”), with Guilford surviving as a wholly owned subsidiary of MGI PHARMA (the “Guilford Merger”). On October 3, 2005, upon closing of the Guilford Merger, all shares of Guilford common stock were exchanged for the right to receive an aggregate of approximately 5.3 million shares of MGI PHARMA common stock plus approximately $53.9 million in cash, which represents $3.75 per Guilford share of common stock, based on the average closing price of MGI PHARMA’s common stock over a five trading day period ended on September 27, 2005, or total consideration of $179.6 million.

The Guilford Merger triggered an obligation for Guilford to make an offer to repurchase all the Guilford’s 5% Convertible Subordinated Notes due July 1, 2008 (the “Notes”) in accordance with the terms of the related indenture at a repurchase price in cash equal to 100% of the principal amount of the Notes, plus accrued and unpaid interest and liquidated damages, if any, up to but excluding the payment date. Each $1,000 principal amount of the Notes is currently convertible, at the option of the holder, into (i) 17.6772 shares of MGI PHARMA common stock, and (ii) $180.28 in cash.

We estimate that the purchase price will be approximately $1,020.56 per $1,000 principal amount of Notes, which is equal to 100% of the principal amount of the Notes, plus accrued and unpaid interest through November 28, 2005. The tender offer is not contingent on any financing. The tender offer will expire at 5:00 p.m. New York City time on November 28, 2005, unless extended.

On September 29, 2005, MGI PHARMA extinguished Guilford’s revenue interest assignment agreement with Paul Royalty. The $59.8 million related to the extinguishment of Guilford’s revenue interest assignment agreement with Paul Royalty and other acquisition expenses paid prior to September 30, 2005 are accounted for as prepaid acquisition costs.

Purchase Price: A preliminary estimate of the purchase price is as follows (table in thousands):

Purchase of Guilford – cash consideration	$53,886
Purchase of Guilford – equity consideration	125,733
Extinguishment of Guilford’s revenue interest obligation agreement with Paul Royalty	59,779
Expected Extinguishment of Guilford’s convertible debt	70,780
Transaction costs and fees	19,523

Preliminary estimated purchase price	$329,701

The preliminary estimated purchase price will be allocated to the tangible and intangible assets and liabilities acquired on October 3, 2005 based on their estimated fair values as of September 30, 2005 (table in thousands):

Cash and investments	$33,585
Short term marketable investments	2,978
Investments held by SNDC	21,262
Accounts receivable, net	4,153
Inventories, net	3,045
Other current assets	1,860
Goodwill	80,738
Investments, restricted	1,837
In-process research and development	156,500
Acquired identifiable intangible assets	62,300
Aggrastat intangible assets – held for sale	15,000
Property and equipment, net	1,768
Other assets	3,546
Accounts payable	(7,414)
Accrued expenses	(22,042)
Debt	(2,266)
Other liabilities	(9,115)
Minority interest	(18,034)

Total preliminary estimated purchase price	$329,701

The allocation of the estimated purchase price is preliminary. The final determination of the purchase price allocation will be based on the fair value of assets acquired, including the fair values of in-process research and development and other identifiable intangible assets and the fair values of liabilities assumed as of the date of the Guilford Merger. The allocation of the purchase price requires a series of assumptions and estimates and the exercise of judgment including the assignment of values to tangible and intangible assets.

The purchase price allocation will remain preliminary until the completion of a third-party valuation as of the closing date of the Guilford Merger of significant identifiable intangible assets acquired (including in-process research and development) and until MGI PHARMA determines the fair values of other identifiable assets acquired and liabilities assumed. The revised determination of the purchase price allocation is expected to be completed in the fourth quarter of 2005. The final amounts allocated to assets acquired and liabilities assumed could differ significantly from the amounts presented above.

The amount preliminarily allocated to acquired identifiable intangible assets has been attributed to the following identifiable assets (table in thousands):

Gliadel	$61,500
Distribution Intangible	800
Aggrastat – held for sale	15,000

The estimated fair value of Gliadel was derived using a preliminary valuation from an independent third party. The estimated fair value attributed to Gliadel will be amortized on a straight-line basis over 15 years. While patent protection for Gliadel ends in August 2006, during September 2004, the U.S. Food and Drug Administration (“FDA”) notified Guilford that Gliadel is entitled to market exclusivity for the treatment of patients with malignant glioma undergoing primary surgical resection until February 2010 under applicable orphan drug laws. In addition, Gliadel is manufactured using a proprietary process. MGI PHARMA management believes, after consultation with an independent third party, that this proprietary process will provide a significant barrier to future, generic competition.

The estimated fair value of the Distribution Intangible was derived using a preliminary valuation from an independent third party and represents the value of creating a new distribution relationship. As the Distribution Intangible is related to the distribution of Gliadel, it will also be amortized on a straight-line basis over 15 years.

The estimated fair value attributed to Aggrastat was determined based on a comparison of non-binding offers received from third parties.

The amount allocated to in-process research and development represents an estimate of the fair value of purchased in-process technology for research projects that, as of the closing date of the Guilford Merger, have not yet reached technological feasibility and have no alternative future use. Only those research projects that had advanced to a stage of development where management believed that a reasonable likelihood of technical success existed were included in the estimated fair value. In-process research and development has been expensed immediately following consummation of the Guilford Merger. The estimated fair value of the in-process research and development was derived using a preliminary valuation from an independent third party and primarily represents the estimated fair value of Aquavan, a novel sedative/hypnotic that is currently being evaluated for use as a procedural sedative during brief diagnostic and therapeutic medical procedures.

There are several methods that can be used to determine the estimated fair value of the acquired in-process research and development. We utilized the “income method,” which applies a probability weighting to the estimated future net cash flows that are derived from projected sales revenues and estimated costs. These projections are based on factors such as relevant market size, patent protection, historical pricing of similar products, and expected industry trends. The estimated future net cash flows are then discounted to the present value using an appropriate discount rate that incorporates the weighted cost of capital relative to the industry and the Company as well as product specific risks associated with the acquired in-process research and development products. Product specific risk factors included the product’s phase of development, likelihood of success, clinical data, target product profile and development plan. These cash flows were then discounted to a present value using a discount rate of approximately 17%. The Company believes the assumptions used in the valuation were reasonable at the time of the acquisition.

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

Item 2.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Business Overview –

MGI PHARMA, INC. (including its subsidiaries, “MGI PHARMA,” “we,” or the “Company”) is a biopharmaceutical company engaged in the acquisition, research, development and commercialization of proprietary pharmaceutical products that target the oncology and acute care markets to address the unmet needs of patients. Our goal is to become a leading oncology and acute care focused biopharmaceutical company through the application of our core competencies of oncology and acute care product discovery, acquisition, development and commercialization. In the past, we have acquired intellectual property or product rights from others after they have completed the basic research to discover the compounds that will become our product candidates or marketed products. After the reporting period ended, on October 3, 2005, we acquired Guilford Pharmaceuticals Inc. (“Guilford”), located in Baltimore, Maryland. With the acquisition of Guilford, we have added the additional competency of drug discovery. We now expect to be able to focus on our relevant markets as a fully-integrated pharmaceutical company performing targeted drug discovery, product development and commercialization. We have facilities in Bloomington, Minnesota; Lexington, Massachusetts; Princeton, New Jersey; and Baltimore, Maryland.

Because the acquisition of Guilford occurred after the completion of our fiscal quarter, financial information for Guilford is not included in our financial results in this quarterly report. Certain pro forma financial information related to Guilford and our acquisition of Guilford is included in our Current Report on Form 8-K/A, filed with the Securities and Exchange Commission on November 4, 2005.

We promote products directly to physician specialists in the United States using our own sales force. Our products include Aloxi® (palonosetron hydrochloride) injection, Salagen® (pilocarpine hydrochloride) Tablets, Hexalen® (altretamine) capsules, Kadian® (morphine sulfate) sustained release capsules, Gliadel® (polifeprosan 20 with carmustine implant) Wafer and Aggrastat® injection.

In the third quarter of 2003, Aloxi injection was approved by the U.S. Food and Drug Administration (“FDA”) for the prevention of acute and delayed chemotherapy-induced nausea and vomiting (“CINV”) and we began promoting it. Given the large market in which Aloxi injection competes and its favorable clinical profile, sales of Aloxi injection substantially exceed sales of our other products. We obtained exclusive U.S. and Canadian license and distribution rights to Aloxi injection for CINV from Helsinn Healthcare SA (“Helsinn”) in April 2001. In November 2003, we expanded our agreement with Helsinn to include the rights for the prevention of postoperative nausea and vomiting (“PONV”) application of Aloxi injection and an oral Aloxi formulation. Unless we meet certain minimum Aloxi product sales requirements under our license agreement with Helsinn, we would be required to work with Helsinn to develop a remediation plan that, if not successfully implemented, could result in certain Aloxi product rights reverting to Helsinn. Our 2004 Aloxi product sales of $159.3 million substantially exceeded the minimum requirement for 2004 of $25 million and our 2005 year-to-date sales of Aloxi injection have exceeded our minimum requirement for 2005. Our minimum Aloxi product sales requirement for all Aloxi applications is estimated to peak at approximately $155 to $175 million, depending upon the timing of marketing approvals for Aloxi injection for PONV and Aloxi oral for CINV. Our sales of Aloxi injection for CINV (which do not include any sales of Aloxi injection for PONV or Aloxi oral for CINV) for the nine months ended September 30, 2005 and for the year ended December 31, 2004 were $181.5 million and $159.3 million, respectively, so we believe there is minimal risk that we will not achieve our future contractual sales minimums under the Helsinn license agreement.

Salagen Tablets are approved in the United States for two indications: the symptoms of dry mouth associated with radiation treatment in head and neck cancer patients and the symptoms of dry mouth associated with Sjögren’s syndrome, an autoimmune disease that damages the salivary glands. Beginning in November of 2004, generic 5 milligram pilocarpine hydrochloride tablets entered the United States markets where Salagen Tablets compete; and we suspended direct promotion of Salagen Tablets. The introduction of these competing, generic products has resulted in a significant decline of Salagen Tablets sales from 2004 sales of $29.3 million in the United States. Sales of Salagen Tablets were $8.7 million and $21.5 million for the nine months ended September 30, 2005 and 2004, respectively.

Gliadel (polifeprosan 20 with carmustine implant) Wafer is a biodegradable wafer containing the chemotherapy agent carmustine, or BCNU, approved for the treatment of high-grade malignant gliomas as an adjunct to surgery and radiation. Gliadel was acquired in October 2005 as part of the Guilford acquisition (see Note 11 in the Notes to Condensed Consolidated Financial Statements).

Hexalen capsules are an orally administered chemotherapeutic agent approved in the United States for treatment of refractory ovarian cancer patients.

Aggrastat injection is a glycoprotein GP IIb/IIIa receptor antagonist that is indicated for the treatment of acute coronary syndrome (or “ACS”), including patients who are to be medically managed and those who are to undergo percutaneous transluminal coronary angioplasty or atherectomy. The Company acquired Aggrastat as part of the Guilford acquisition and expenses will be accounted for as discontinued operations, as MGI PHARMA plans to continue efforts to divest this product.

The following table summarizes the principal indications and commercial rights for our currently marketable products.

Products	Principal Indications	Status	Commercial Rights
Aloxi injection	Chemotherapy-induced nausea and vomiting	Currently marketed	U.S. & Canada: MGI PHARMA

Salagen Tablets	Symptoms of radiation-induced dry mouth in head and neck cancer patients Dry mouth, plus dry eyes outside the U.S., in Sjögren’s syndrome patients	Currently marketed	U.S.: MGI PHARMA Europe: Novartis Canada: Pfizer Rest of World: Various other collaborators

Hexalen capsules	Ovarian Cancer	Currently marketed	U.S.: MGI PHARMA Outside U.S.: Various collaborators

Kadian capsules	Cancer related pain	Currently promoted	U.S.: MGI PHARMA - Cancer Alpharma – all other

Gliadel Wafer **	Malignant glioma at time of initial surgery	Currently marketed	U.S.: MGI PHARMA Outside U.S.: Various collaborators

	Recurrent glioblastoma multiforme (GBM)	Currently marketed	U.S.: MGI PHARMA Outside U.S.: Various collaborators

Aggrastat Injection **	Acute coronary syndrome	Currently marketed	U.S.: MGI PHARMA Outside U.S.: Merck & Co.

The following table summarizes the principal indications and development status for our products under development.

Products	Principal Indications	Status
Dacogen injection	MDS AML	FDA Approvable Letter & EMEA review Pivotal program ongoing

Saforis oral suspension	Oral mucositis	To submit NDA

Aloxi injection	PONV	Phase 3

Aquavan Injection **	Procedural sedation for patients undergoing colonoscopy or other brief diagnostic or therapeutic procedures	Phase 3 to begin

Aloxi capsules	CINV	Phase 3

ZYC101a	Cervical dysplasia	Pivotal program ongoing

Irofulven *	Monotherapy Combination Therapy	Phase 2 Phase 2

MG98	Renal cell cancer	Phase 2

ZYC300	Solid tumors	Phase 1/2

NAALADase Inhibitors **	Chemotherapy induced neuropathy and neuropathic pain	Phase 1/Preclinical

PARP Inhibitors **	Cancer chemosensitization and radiosensitization	Preclinical

	Cerebral and cardiac ischemia	Preclinical

GPI 1485 ** (rights held by Symphony Neuro Development Company)	Parkinson’s disease; peripheral nerve injury, including post prostatectomy erectile dysfunction	Phase 2

	HIV-neuropathy; HIV-dementia	Pre-clinical

Other acylfulvene analogs	Various Cancers	Preclinical

*	Includes National Cancer Institute trials
**	Represents products and product candidates acquired from Guilford Pharmaceuticals, Inc., on October 3, 2005, after the period ended.

Results of Operations

The three months and nine months ended September 30, 2005 compared to the three months and nine months ended September 30, 2004:

Revenues

Total revenues in the third quarter and first nine months of 2005 increased 22 percent and 52 percent, respectively, over total revenues in the corresponding periods of 2004.

	Three Months Ended September 30,
(in thousands)	2005	2004	Change	% Change
Product sales:
Aloxi injection	$63,605	$47,606	$15,999	34%
Salagen Tablets	1,765	6,176	(4,411)	(71)
Other	1,078	1,123	(45)	(4)

Total product sales	66,448	54,905	11,543	21

Licensing and other	1,410	645	765	119

Total revenues	$67,858	$55,550	$12,308	22

	Nine Months Ended September 30,
(in thousands)	2005	2004	Change	% Change
Product sales:
Aloxi injection	$181,514	$103,308	$78,206	76%
Salagen Tablets	8,736	21,465	(12,729)	(59)
Other	3,902	2,828	1,074	38

Total product sales	194,152	127,601	66,551	52

Licensing and other	4,103	2,757	1,346	49

Total revenues	$198,255	$130,358	$67,897	52

Sales: Product sales revenue in the third quarter and first nine months of 2005 increased 21 percent and 52 percent, respectively, over product sales revenue in the corresponding periods of 2004.

•	Sales of Aloxi injection are the primary reason for the increase in product sales revenue. Aloxi injection net sales revenue was $63.6 million or 96 percent of our product sales revenue in the third quarter of 2005 and $181.5 million or 94 percent of our product sales revenue in the first nine months of 2005. Aloxi injection net sales revenue was $47.6 million or 87 percent of our product sales revenue in the third quarter of 2004 and $103.3 million or 81 percent of our product sales revenue in the first nine months of 2004.

•	In the third quarter of 2005 and 2004, we recognized $1.8 million of Salagen Tablets sales or 3 percent of our product sales revenue and $6.2 million of Salagen Tablets sales or 11 percent of our product sales revenue, respectively. In the first nine months of 2005 and 2004, we recognized $8.7 million of Salagen Tablets sales or 4 percent of our product sales revenue and $21.5 million of Salagen Tablets sales or 17 percent of our product sales revenue, respectively. In November 2004, the FDA approved a competitor’s Abbreviated New Drug Application (“ANDA”) for a generic 5 milligram pilocarpine hydrochloride tablet, a second ANDA was approved in December 2004 and a third ANDA was approved in October of 2005. As a result of these ANDAs, we have suspended direct promotion of Salagen Tablets. Salagen Tablet sales in 2005 have declined significantly from 2004 levels and we expect Salagen Tablet sales will continue to decline from current sales levels.

•	At September 30, 2005, and June 30, 2005 we estimate there was approximately 30 days worth of sales in inventory in the wholesale distribution channel utilized by the Company. This represented an increase from an estimate of one to three weeks of inventory, varying by distributor, as of March 31, 2005. These estimates are based on historical and current product sales trends.

Licensing and other: Licensing and other revenue increased 119 percent to $1.4 million in the third quarter of 2005 from $0.6 million in the third quarter of 2004 and increased 49 percent to $4.1 million in the first nine months of 2005 from $2.8 million in the first nine months of 2004. Licensing revenue is a combination of deferred revenue amortization that is recognized over the term of the underlying arrangement and royalties that are recognized when the related sales occur. Future licensing revenue will fluctuate from quarter to quarter depending on the level of recurring royalty generating activities and changes in amortization of deferred revenue, including the initiation or termination of licensing arrangements.

We expect total revenue for 2005 to be approximately $280 to $290 million, including estimated Aloxi injection sales of $250 to 260 million for 2005 and Gliadel wafer sales of approximately $10 million in the fourth quarter of 2005.

Costs and Expenses

	Three Months Ended September 30,
(in thousands)	2005	2004	Change	% Change
Costs and expenses:
Cost of sales	$23,432	$18,210	$5,222	29%
Selling, general and administrative	16,725	20,276	(3,551)	(18)
Research and development	14,755	22,952	(8,197)	(36)
Acquired in-process research & development	—	83,094	(83,094)	NA

Total	$54,912	$144,532	$(89,620)	(62)

	Nine Months Ended September 30,
(in thousands)	2005	2004	Change	% Change
Costs and expenses:
Cost of sales	$68,268	$39,976	$28,292	71%
Selling, general and administrative	52,316	54,424	(2,108)	(4)
Research and development	39,457	36,001	3,456	10
Acquired in-process research & development	—	83,094	(83,094)	NA

Total	$160,041	$213,495	$(53,454)	(25)

Cost of sales: Cost of sales as a percentage of product sales was 37 percent for the third quarter and 35 percent for the first nine months of 2005 compared to 33 percent for the third quarter and 31 percent for the first nine months of 2004. The increase in cost of sales as a percentage of sales is a result of increased sales of Aloxi injection, which has a lower gross margin than our other marketed products. If Aloxi injection sales continue to represent an increasing percentage of our sales revenue, cost of sales will increase as a percentage of sales. Cost of sales may vary from quarter to quarter, depending on the product mix and production costs. We believe that total cost of sales for 2005, including the impact of the Guilford acquisition, will be approximately $92 to 96 million.

Selling, general and administrative: Selling, general and administrative expenses decreased 18 percent to $16.7 million in the third quarter of 2005 from $20.3 million in the third quarter of 2004, and decreased 4 percent to $52.3 million in the first nine months of 2005 from $54.4 million in the first nine months of 2004. The decrease is primarily due to 2004 costs associated with the first year launch and promotion expenses of Aloxi injection that were not incurred in 2005. We expect selling, general and administrative expense for 2005, including the impact of the Guilford acquisition, will be approximately $90 million for 2005.

Research and development: Research and development expense decreased 36 percent to $14.8 million in the third quarter of 2005 from $23.0 million in the third quarter of 2004. This decrease is a primarily due to $16.7 million of licensing expense related to the initiation of the Dacogen injection license agreement incurred in third quarter of 2004. Research and development expense increased 10 percent to $39.5 million in the first nine months of 2005 from $36.0 million in the first nine months of 2004. The increase primarily represents increased spending on development programs for the late-stage product candidates in our pipeline, including those acquired or in-licensed in 2004. We expect net research and development expense for 2005, including the impact of the Guilford acquisition, will be approximately $70 million.

Acquired in-process research and development: For the quarter ended September 30, 2004, in connection with our acquisitions of Zycos, Inc. and Aesgen, Inc., we recorded acquired in-process research and development expense of $83.1 million related to the fair value of certain projects that, as of the acquisition date, had not yet achieved regulatory approval for marketing and have no alternative future use. Preliminary estimates of acquired in-process research and development expense for 2005, related to the Guilford acquisition, are approximately $157 million (see Note 11 of the Company’s Notes to Condensed Consolidated Financial Statements).

Interest Income and Expense

	Three Months Ended September 30,
(in thousands)	2005	2004	Change	% Change
Interest income	$1,963	$1,761	$202	11%
Interest expense	(1,754)	(1,754)	—

Total	$209	$7	$202	NM	*

*	Not Meaningful

	Nine Months Ended September 30,
(in thousands)	2005	2004	Change	% Change
Interest income	$5,067	$3,952	$1,115	28%
Interest expense	(5,263)	(4,233)	(1,030)	24

Total	$(196)	$(281)	$85	NM	*

*	Not Meaningful

Interest Income: Interest income increased 11 percent to $1.96 million in the third quarter of 2005 from $1.76 million in the third quarter of 2004, and increased 28 percent to $5.1 million in the first nine months of 2005 from $4.0 million in the first nine months of 2004. The increase was due to an increase in the effective interest rates received on our cash and marketable investments, 2.4% and 1.2% for the first nine months of 2005 and 2004, respectively, which was offset by the decrease in the average amount of funds available for investment, $210 million and $340 million for the first nine months of 2005 and 2004, respectively. Interest income for 2005 will fluctuate depending on the timing of cash flows and changes in interest rates for marketable investments.

Interest Expense: Interest expense of $1.8 million in the third quarter of 2005 remained consistent with interest expense in the third quarter of 2004, and increased 24 percent to $5.3 million in the first nine months of 2005 from $4.2 million in the first nine months of 2004. The increase was due to our issuance of convertible debt in March 2004. We expect interest expense for 2005, inclusive of Guilford’s convertible debt, to be approximately $9.1 million, of which $6.4 million will be paid using cash. The non-cash portion of interest expense is primarily related to the amortization of issuance costs incurred and capitalized in conjunction with the issuance of convertible debt by MGI PHARMA in March 2004 and Guilford in July 2003.

Provision for Income Taxes

Tax expense for the third quarter and first nine months of 2005 was $0.3 million and $0.9 million, respectively, and represents federal alternative minimum taxes. We continue to maintain a valuation allowance against our deferred tax assets. If and when it is judged to be more-likely-than-not that we will be able to utilize some or all of our deferred tax assets, the related valuation allowance will be reduced and a tax benefit will be recorded, and the portion of the allowance pertaining to the exercise of stock options will increase additional paid-in capital. The benefits realized from the use of acquired net operating losses and credits will first reduce to zero the intangible assets related to the acquisitions and then reduce tax expense. Then, for subsequent tax periods, our tax provision would likely reflect normal statutory tax rates, and utilization of our deferred tax attributes would reduce our deferred tax asset balance. The timing of this valuation allowance adjustment is primarily dependent upon the demonstration of consecutive quarters of profitability.

Net Income

We reported net income (loss) of $12.9 million and ($89.3) million for the third quarter of 2005 and 2004, respectively. We reported net income (loss) of $37.2 million and ($83.9) for the first nine months of 2005 and 2004, respectively. The primary reasons for the increase in net income were the increased Aloxi injection sales in 2005 and the $83.1 million of acquired in-process research and development and $16.7 million of license expense related to the initiation of the Dacogen injection license agreement incurred in the third quarter of 2004. We expect our operating loss from continuing operations for 2005 to be approximately $124 to $130 million inclusive of an estimated $157 million of acquired in-process research and development expense related to the Guilford acquisition.

Liquidity and Capital Resources

At September 30, 2005, we had cash, cash equivalents and unrestricted marketable debt investments of $161 million and working capital of $312 million, compared with $239 million and $284 million, respectively, at December 31, 2004. The decrease in cash and cash equivalents was to fund working capital requirements for inventory, receivables and accounts payable and accrued expenses in the first nine months of 2005 and to fund the extinguishment of an obligation related to a revenue interest agreement between Guilford and Paul Royalty Fund, LP (“Paul Royalty”).

Net Cash Used in Operating Activities

Net cash used in operations was $26.9 million and $36.0 million for the nine months ended September 30, 2005 and 2004, respectively. The cash use for the first nine months of 2005 was due primarily to an increase in accounts receivable and inventories and a decrease in accounts payable and accrued expenses offset by an increase to net income. The $14.6 million decrease to accounts payable and accrued expenses was primarily a result of decreased accruals related to product administrative fees accruals, product return accruals and bonus accruals (see Note 6 in the Notes to Condensed Consolidated Financial Statements). The $32.0 million increase in inventories reflects inventory build to support Aloxi injection sales. Effective July 1, 2005, our terms for Aloxi injection sales to specialty distributors are 94 days, a decrease from our previous terms of 154 days, which we anticipate will contribute to cash flow from operations in the fourth quarter. The $24.2 million increase in accounts receivable was primarily a result of increased Aloxi injection sales from the second and third quarter of 2005 compared to sales in the same periods in of 2004.

Net Cash Provided by (Used in) Investing Activities

Net cash provided by investing was $87.7 million for the nine months ended September 30, 2005, and net cash used in investing was $210.6 million for the nine months ended September 30, 2004. The 2005 cash provided by investing was the result of maturing investments offset by $61.1 million of prepaid acquisition costs related to the Guilford acquisition which included $59.8 million for extinguishment of an obligation related to a revenue interest agreement between Guilford and Paul Royalty. The 2004 cash used in investing activities was primarily a result of purchases of certain net assets in connection with the Aesgen and Zycos business acquisitions and the purchase of an equity investment in SuperGen in connection with the Dacogen injection license agreement. Cash provided by or used in investing activities will fluctuate due to investments in acquisitions, in-licensing and the timing of purchases and maturities of investments.

Net Cash Provided by Financing Activities

Net cash provided by financing was $12.3 million and $251.2 million for the nine months ended September 30, 2005 and 2004, respectively. The 2005 cash provided by financing activities was the result of the $5.7 million from the maturing of restricted investments and $6.6 million from the issuance of shares under stock plans. The 2004 cash provided by investing activities was due to net proceeds of $252.1 million received from the issuance of convertible debt in March 2004, $9.6 million from issuance of shares under stock award plans, $2.9 million from maturing of restricted investments and $3.9 million upon the exercise of warrants and issuance of shares. This total was reduced by the purchase of $17.2 million of restricted marketable securities, which were pledged as security for the first nine scheduled interest payments related to the issuance of convertible debt.

Cash Management and Requirements

Our cash use in 2005 will depend in part upon the pattern of Aloxi injection sales and the collection of the related accounts receivable. We expect cash provided by operations in 2005 to be approximately $60 million.

Our overall change in cash position in 2005 will be negative because of our acquisition of Guilford. In the third quarter, we incurred a cash outflow of $59.8 million related to the extinguishment of Guilford’s revenue interest obligation agreement with Paul Royalty. On October 3, 2005, we incurred a cash outflow of $53.9 million for the cash portion of the Guilford shareholder consideration and we expect to incur additional cash outflows totaling about $90.3 million in the fourth quarter related to transaction costs, fees and the extinguishment of Guilford’s convertible debt.

Substantial amounts of capital are required for our pharmaceutical development and commercialization efforts. For continued development and commercialization of our product candidates and marketed products, and the acquisition and development of additional product candidates, we plan to utilize cash provided from product sales, collaborative arrangements and existing liquid assets. We may also seek other sources of funding, including additional equity or debt issuances as appropriate. We have no arrangements or operating covenants that would trigger acceleration of our lease obligations or long-term liabilities.

Our liquidity is affected by a variety of factors, including sales of our products, the pace of our research and development programs, the out-licensing of our products, the in-licensing of new products and our ability to raise additional debt or equity capital. As identified in our risk factors, adverse changes that affect our future demand for our marketed products, continued access to the capital markets, and continued development and expansion of our product candidates would affect our longer-term liquidity. We believe we have sufficient liquidity and capital resources to fund operations to positive cash flow. The following table summarizes our contractual obligations at September 30, 2005 and the effect these obligations are expected to have on our liquidity and cash flow in future periods:

(in thousands)	Remainder of 2005	2006	2007	2008	2009	Thereafter	Total
Operating lease payments	$636	$2,568	$2,605	$1,720	$1,126	$559	$9,214
Convertible debt	—	—	—	—	—	348,000	348,000
Helsinn minimum sales obligation (a)	—	5,181	6,120	5,554	4,795	11,465	33,115

Total	$636	$7,749	$8,725	$7,274	$5,921	$360,024	$390,329

(a)	In connection with the April 2001 in-licensing agreement with Helsinn Healthcare SA where we obtained the exclusive U.S. and Canadian license and distribution rights for Aloxi injection, we agreed to pay minimum payments over the first ten years following commercialization. The minimum is only payable to the extent that it exceeds the actual payments that would otherwise be payable under the agreement. Minimum sales targets of Aloxi injection for prevention of CINV peak at approximately $90 million in the fourth year of commercialization.

We expect to make additional payments to Helsinn related to Aloxi product candidates totaling $22.5 million, to SuperGen related to Dacogen injection totaling $32.5 million and to Aesgen former security holders related to Saforis oral suspension totaling $33 million over the course of the next several years upon achievement of certain development milestones. Associated with the Guilford acquisition, on October 3, 2005, we incurred a cash outflow of $53.9 million for the cash portion of the Guilford shareholder consideration and we expect to incur additional cash outflows totaling about $90.3 million in the fourth quarter related to transaction costs, fees and the extinguishment of Guilford’s convertible debt. The following table summarizes the contractual obligations assumed as part of the Guilford acquisition and the effect these obligations are expected to have on our liquidity and cash flow in future periods:

(in thousands)	Remainder of 2005	2006	2007	2008	2009	Thereafter	Total
Operating lease payments	$724	2,814	2,788	2,872	2,958	33,711	45,867
Capital lease payments	519	1,223	313	168	—	—	2,223
Research and development arrangements	7,004	17,845	157	35	—	—	25,041
Manufacturing commitment for Aggrastat	1,193	1,475	1,474	1,465	634	—	6,241

Total	$9,440	23,357	4,732	4,540	3,592	33,711	79,372

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

Application of Critical Accounting Policies and Estimates

There were no significant changes to our critical accounting policies during the nine months ended September 30, 2005. See our most recent Annual Report filed on Form 10-K for the year ended December 31, 2004 for a discussion of our critical accounting policies.

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

Investing in our securities involves a high degree of risk. Before making an investment decision, you should carefully consider the risk factors set forth herein, as well as other information we include in this report and the additional information in the other reports we file with the Securities and Exchange Commission (the “SEC” or the “Commission”). If any of the following risks actually occur, our business could be harmed. In such case, the trading price of our securities could decline and you could lose all or part of your investment. The following discussion groups risks by those related to our business, our industry and our securities. Unfavorable developments in any of these areas could make it impossible for the Company to continue business operations or reduce or eliminate the value of the Company’s securities including its common stock.

RISKS RELATED TO OUR BUSINESS

Sales of Aloxi injection account for a significant portion of our product revenues. Our business is dependent on the commercial success of Aloxi injection. If any factor adversely affects sales of Aloxi injection, we may be unable to continue our operations as planned.

Aloxi injection sales represented 93 percent and 83 percent of our total product sales and 92 and 81 percent of our total revenue for the nine months ended September 30, 2005 and year ended December 31, 2004, respectively. Any factor adversely affecting sales of Aloxi injection could cause our product revenues to decrease and our stock price to decline significantly.

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

We expect to incur significant expenses over the next several years as we devote substantial resources to 1) support of the development efforts of Aloxi products through milestone payments to Helsinn, 2) the continued development of other product candidates, including Aquavan injection, ZYC101a, Saforis oral suspension, Dacogen injection and irofulven, 3) continued commercialization of Aloxi injection and our other marketed products and 4) acquire additional product candidates or companies. Therefore, we may not reliably generate net income unless we are able to increase sales of Aloxi injection or other products compared to our current sales, and we may be unable to fund development of our product candidates or to continue our business operations as planned.

In addition to Aloxi, to a more limited extent we will also depend on maintaining or increasing revenues from Gliadel wafer, the failure of which would have an adverse effect on our ability to accomplish our business objectives.

Prior to February 2003, the FDA had only approved the marketing of Gliadel in the United States for patients who had a brain tumor surgically removed and had recurrent forms of a type of brain cancer called glioblastoma multiforme (“GBM”), affecting approximately 3,000 to 4,000 patients annually. In February 2003, the FDA granted approval to also market Gliadel for patients undergoing initial surgery, also known as first line therapy, in the United States for malignant glioma in conjunction with surgery and radiation. We estimate that the total number of such patients in the United States to be between 7,000 and 9,000 per year.

Our ability to increase sales of Gliadel will depend upon achieving greater market penetration among GBP patients and successful marketing of Gliadel for first line therapy. Even if we increase our sales and marketing efforts, such increases may not result in increased sales of Gliadel. If Gliadel fails to gain broader market acceptance among GBP patients or as first line therapy, the revenues we receive from sales of Gliadel would be unlikely to increase.

Sales of our Salagen Tablets (pilocarpine hydrochloride) in the United States are likely to decline significantly for subsequent periods because generic pilocarpine hydrochloride tablets were introduced into the United States in November 2004.

Beginning in November 2004, generic 5 milligram pilocarpine hydrochloride tablets entered the United States markets where Salagen Tablets (pilocarpine hydrochloride) compete. Sales of Salagen Tablets declined significantly so far in 2005 from our 2004 sales of $29.3 million in the United States. Salagen Tablets net sales revenue was $8.7 million and $21.5 million for the first nine months of 2005 and 2004, respectively.

Our operating results may fluctuate significantly, which may adversely affect our stock price.

If our operating results do not meet the expectations of investors or securities analysts, our stock price may decline. Our operating results may fluctuate significantly from period to period due to a variety of factors including:

•	the acceptance of, and demand for, Aloxi injection;

•	changing demand for our other products, including Gliadel® Wafer;

•	third parties introducing competing products;

•	announcements regarding the results of events relating to or results of the clinical trials for our products or product candidates;

•	the pace and breadth of our development programs;

•	expenditures we incur to identify, acquire, license, develop or promote additional products;

•	expenditures we incur and assume in business acquisitions;

•	availability of product supply from third-party manufacturers;

•	changes in sales and marketing expenditures; and

•	the timing of licensing and royalty revenues.

For the first nine months of 2005, we reported net income of $37.2 million, we expect an operating loss from continuing operations for 2005 of approximately $124 to $130 million including an estimated $157 million of acquired in-process research and development expense related to the Guilford acquisition. For the year ended December 31, 2004, we reported a net loss of $85.7 million inclusive of $83.1 million of acquired in-process research and development expense related to acquisitions, compared to net losses of $61.9 million and $36.1 million for each of the years ended December 31, 2003 and December 31, 2002, respectively. Variations in the timing of our future revenues and expenses could cause significant fluctuations in our operating results from period to period and may result in unanticipated earnings shortfalls or losses.

Our effective tax rate, if any, may vary significantly from period to period, especially within the first few years of becoming profitable. Increases in our effective tax rate would have a negative effect on our results of operations.

We have had no or minimal provision for income tax expense for a number of years due to a history of incurring significant losses. Our ability to achieve profitable operations is dependent upon our continued successful commercialization of Aloxi injection, and therefore we continue to maintain a valuation allowance against our deferred tax assets. If and when it is judged to be more-likely-than-not that we will be able to utilize our deferred tax assets, the valuation allowance will be reduced and a tax benefit will be recorded. These deferred tax assets include the net operating loss carryforwards and research and development credit carryforwards acquired in the Guilford, Aesgen and Zycos transactions all of which are subject to ownership change limitations and may also be subject to various other limitations on the amounts utilized. For subsequent tax periods, our tax provision will likely approximate normal statutory tax rates. A transition to an effective tax rate that approximates statutory tax rates could result in an increase in effective tax rate from less than 5 percent to approximately 35 percent. An increase of this magnitude would result in a significant reduction in our net income and net income per share beginning with the quarter of implementation.

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

Before obtaining regulatory approvals for the commercial sale of any product under development, including Dacogen injection, Aquavan injection, Saforis oral suspension, ZYC101a, irofulven and ZYC300, we, or our strategic collaborators, must demonstrate through preclinical studies and clinical trials that the product is safe and effective for use in each target indication. We depend on collaboration with Helsinn Healthcare SA, SuperGen, Inc., medical institutions and laboratories to conduct our clinical and preclinical testing in compliance with good clinical and laboratory practices as required by the FDA. We, or our strategic collaborators, may depend on contract research organizations to manage a substantial portion of the medical institutions utilized to conduct clinical testing. The results from preclinical animal studies and human clinical trials may not be predictive of the results that will be obtained in large-scale testing. Some of the results reported from clinical trials are interim results and may not be predictive of future results, including final results from such trials, because, among other factors, patient enrollment and the time period for evaluating patient results are not complete. If we, or our strategic collaborators, fail to adequately demonstrate the safety and efficacy of a product candidate, the FDA would not provide regulatory approval of the product. The appearance of unacceptable toxicities or side effects during clinical trials could interrupt, limit, delay or abort the development of a product. A number of companies in the pharmaceutical industry have suffered significant setbacks in advanced clinical trials, even after experiencing promising results in previous animal and human studies.

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

Because our product candidates such as Dacogen injection, Aquavan injection, Saforis oral suspension, ZYC101a, ZYC300 and irofulven may have alternative development paths and we have limited resources, our focus on a particular development path for these product candidates may result in our failure to capitalize on more profitable areas and may not result in viable products.

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

In addition, the uncertainty of the development path for a particular product candidate makes it difficult to ascertain the capital resources that will be required. For example, our product candidate Aquavan is expected to begine Phase 3 clinical trials in early 2006, and we cannot be certain of the number of procedural sedation settings that the FDA will require us to test in order to receive approval to market the drug for a broad range of brief diagnostic or therapeutic procedures. The results of these determinations can cause our capital requirements to vary considerably.

Timely regulatory approval(s) to market Aquavan, without the requirement for monitored anesthesia care, will directly affect whether we achieve our financial goals.

It is essential to the success of our new business strategy that we receive approval from the Food and Drug Administration (FDA) to market Aquavan so that we may launch our sales of the product. If this approval is significantly delayed, we may not achieve our financial goals, which include goals related to revenues, total expenses, losses and profits. Additionally, if the FDA’s approval of Aquavan limits or prohibits our ability to market the administration of the product without an anesthesiologist, a nurse anesthetist or similar medical professional, we may not achieve our financial goals.

Our ability to achieve strong revenue growth for Gliadel and Aquavan may depend to a large extent on the results of additional clinical trials that we may conduct.

We may conduct additional clinical trials with Gliadel to provide physicians with added clinical data and/or to expand Gliadel’s labeled indications. There is no assurance that such clinical trials, if any, will be successful, or if successful, will persuade physicians to use the product with more frequency or convince the FDA that an additional indication is warranted. Also, if one or more additional clinical trials are not successful, sales of the product in its current markets could be adversely affected and could significantly adversely affect our ability to achieve our financial goals.

Additionally, our ability to increase the size of the potential market for Aquavan will depend upon our success in obtaining approval for the product in a variety of procedural sedation settings. We will likely need to conduct additional clinical trials beyond those we already have announced to do so, and such trials may not be successful or may not, in the determination of the FDA, warrant an indication for Aquavan larger than the one we are currently attempting to obtain. In such cases, sales of Aquavan may never meet our expectations and we would not be able to achieve our financial goals.

European regulatory agencies may impose restrictions on our ability to import Gliadel to the European Union.

We have been informed by the European regulatory agency responsible for overseeing the testing and release of Gliadel in the European Union that we may have to test each sublot of Gliadel that we ship to the European Union. Each time a lot is tested it results in the destruction of a portion of the lot and the testing is costly. This requirement would make it commercially unfeasible to ship small sublots of Gliadel labeled for smaller European markets. If we are not able to agree with the regulatory agency to an alternative method of testing and releasing sublots of Gliadel, we may not be able to continue to ship Gliadel to our distributors for smaller European markets. As a result, our Gliadel revenue would be negatively affected.

The development and commercialization rights to GPI 1485, a product candidate acquired from Guilford, were licensed to Symphony Neuro Development Company (or SNDC) and we will not receive any future royalties or revenues with respect to this intellectual property unless we exercise an option to acquire SNDC in the future. Exercising this option will require significant financial resources and we may not have sufficient clinical data in order to determine whether we should exercise this option.

In June 2004, SNDC licensed from Guilford the rights to GPI 1485 in the United States in exchange for SNDC’s investment of up to $40.0 million to advance GPI 1485 through clinical development in four indications: Parkinson’s disease, peripheral nerve injury, including post-prostatectomy erectile dysfunction, HIV neuropathy and HIV dementia. We expect that the $40.0 million clinical development budget will be fully expended by the end of 2006. In connection with this license, we obtained an option to acquire all of the equity of SNDC. We may, at our discretion, exercise this option at any time prior to the earlier of March 31, 2007 or the 90th day after the date that SNDC provides us with financial statements showing cash and cash equivalents of less than $2.0 million. The option exercise price started at $75.1 million in April 2005 and increases incrementally to $119.8 million in January 2007, and may be paid in cash or in our common stock, at our sole discretion, provided that our common stock may not constitute more than 50% of the consideration tendered for payment.

If we elect to exercise the purchase option, we will be required to make a substantial cash payment or to issue a substantial number of shares of our common stock, or enter into a financing arrangement or license arrangement with one or more third parties, or some combination of these. A payment in cash would reduce our capital resources. A payment in shares of our common stock could result in dilution to our stockholders at that time. Other financing or licensing alternatives may be expensive or impossible to obtain. The exercise of the purchase option will likely require us to record a significant charge to earnings and may adversely impact future operating results. If we do not exercise the purchase option prior to its expiration, our rights in and to SNDC with respect to the GPI 1485 programs will terminate. Exercising the purchase option may impact our ability to fund other operations, and if we determine we do not have the financial resources to do so, we will lose these rights. Additionally, we may not have sufficient clinical data in order to determine whether we should exercise this option.

We depend on a single supplier to provide us with the finished drug product for Aloxi injection and a single supplier to provide us with the active ingredient for the production of Salagen Tablets. If either supplier terminates its relationship with us, or is unable to fill our demand for the ingredients or products, we may be unable to sell those products.

We rely on Helsinn Birex Pharmaceuticals Ltd. as our sole and exclusive supplier of Aloxi injection finished drug product. Helsinn Birex Pharmaceuticals Ltd. may make regulatory provision for alternate sites for the manufacture of Aloxi injection. However, if our relationship with Helsinn Birex Pharmaceuticals Ltd. terminates, we will be unable to continue to offer Aloxi injection for commercial sale.

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

The timing of customer purchases and the resulting product shipments have a significant impact on the amount of revenue from product sales that the Company recognizes in a particular period.

The majority of our sales are made to independent pharmaceutical wholesalers, including specialty oncology distributors, which, in turn, resell the product to an end user (normally a clinic, hospital, alternative healthcare facility or an independent pharmacy). Inventory in the distribution channel consists of inventory held by independent pharmaceutical wholesalers, who are the Company’s principal customers. Our revenue from product sales in a particular period is impacted by increases or decreases in the distribution channel inventory levels. If distribution channel inventory levels increase materially, we could experience reduced sales revenue in subsequent periods due to low patient demand.

We cannot significantly control or influence the purchasing patterns of independent pharmaceutical wholesalers or end users. These are highly sophisticated customers that purchase our products in a manner consistent with their industry practices and, presumably based upon their projected demand levels. From time to time, we offer sales incentives in the ordinary course of business. These incentives may impact the level of inventory held by wholesalers. Additionally, the buying practices of the wholesalers include occasional speculative purchases of product in excess of the current market demand, at their discretion, in anticipation of future price increases. Purchases by any given customer, during any given period, may be above or below actual patient demand of any of our products during the same period, resulting in fluctuations in product inventory in the distribution channel. If distribution channel inventory levels substantially exceed end user demand, we could experience reduced revenue from sales in subsequent periods due to a reduction in end user demand.

If the third-party manufacturer of Aloxi injection or Salagen Tablets or any of our other products ceases operations or fails to comply with applicable manufacturing regulations, we may not be able to meet customer demand in a timely manner, if at all.

We rely on Helsinn Birex Pharmaceuticals Ltd. for the production of Aloxi injection, Patheon Inc. for the production of Salagen Tablets, and other third-party manufacturers for our other products, other than Gliadel, which we manufacture ourselves. We expect to continue to rely on others to manufacture future products, including products currently in development. Our dependence on third parties for the manufacture of our products may adversely affect our ability to develop and deliver such products.

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

As part of our business strategy we plan to identify, acquire, license and develop product candidates and identify, acquire and license approved products for markets that we can reach through our marketing and distribution channels. If we are unsuccessful in our acquisition strategy, our stock price could decline. If we fail to discover, obtain, develop and successfully commercialize additional products, we may not achieve expectations of our future performance and our stock price could decline. Other companies, including some with substantially greater financial, marketing and sales resources, are competing with us to acquire or license products or product candidates. We may not be able to acquire or license rights to additional products or product candidates on acceptable terms, if at all. Furthermore, we may not be able to successfully develop any product candidates we acquire or license. In addition, we may acquire or license new products with different marketing strategies, distribution channels and bases of competition than those of our current products. Therefore, we may not be able to compete favorably in those product categories.

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

On October 3, 2005, we closed the acquisition of Guilford Pharmaceuticals Inc. During the third quarter of 2004, we acquired Zycos, Inc. and Aesgen, Inc. We may acquire other companies in the future as a part of our business strategy.

The integration of independent companies is a complex, costly and time-consuming process. The difficulties of combining the operations of the companies include, among others:

•	Retaining key employees and collaborators;

•	Coordinating research and development activities;

•	Consolidating corporate and administrative functions;

•	Minimizing the diversion of management’s attention from ongoing business concerns; and

•	Coordinating geographically separate organizations.

In addition, even if we are able to successfully integrate the companies we acquire, the integrations may not result in the realization of the full benefits of development and growth opportunities that we currently expect or that these benefits will be achieved within the anticipated time frame. In an acquisition, some customers may seek alternative sources of product after the announcement of the merger or after the merger due to, among other reasons, a desire not to do business with the combined company or perceived concerns that the combined company may not continue to support and develop certain products. After an acquisition, a combined company could also experience some customer attrition or disputes by reason of the acquisition. Our failure to achieve expected benefits from an acquisition or to minimize the impact of any negative effect could have a material adverse effect on our results of operations.

We may need to obtain additional capital to grow our business and complete our product portfolio development and expansion plans. Issuance of new securities may dilute the interests of our stockholders and constrain our operating flexibility.

We may need to raise additional funds for various reasons including the following:

•	to expand our portfolio of marketed products and product candidates;

•	to develop products we have acquired or licensed;

•	to commercialize our product candidates, including research and clinical trial expenses;

•	to obtain necessary working capital; and

•	to fund operating losses.

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

We have licensed the right to promote, sell and distribute Aloxi products in the United States and Canada from Helsinn Healthcare SA. We are particularly dependent on Helsinn for our ability to commercialize Aloxi products.

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

Competition in the pharmaceutical industry is intense. Most of our competitors are large, multinational pharmaceutical companies that have considerably greater financial, sales, marketing and technical resources than we do. Most of our present and potential competitors also have dedicated research and development capabilities that may allow them to develop new or improved products that compete with our products. Currently, Aloxi injection competes with three other products from the 5-HT3 receptor antagonist class of compounds, as well as products from other chemical classes that are also used for the prevention of chemotherapy-induced nausea and vomiting. These products are marketed by GlaxoSmithKline, Roche, Sanofi-Aventis, Merck and other large multinational competitors. If Aloxi injection does not compete successfully with existing products on the market, our stock price could decline significantly. Gliadel currently competes as a treatment of malignant glioma with traditional systemic chemotherapy, radioactive seeds, radiation catheters, TEMODAR® Capsules, a chemotherapy product manufactured by Schering Corporation, and other experimental protocols. Additionally, MedImmune, Inc., Daichi Pharmaceutical, and three U.S. generic manufacturers have drugs that are approved for sale and compete in the same markets as Salagen Tablets.

Other pharmaceutical companies are developing products, which, if approved by the FDA, will compete directly with our products. Our competitors could also develop and introduce generic drugs comparable to our products, or drugs or other therapies that address the underlying causes of the symptoms that our products treat. If a product developed by a competitor is more effective than our product, or priced lower than our product, our product revenue could decrease and our stock price could decline.

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

We may not be successful in our attempts to minimize our ongoing expenses related to Aggrastat, which we obtained when we acquired Guilford, or to implement an exit strategy from this product.

Guilford’s attempts to minimize ongoing expenses related to Aggrastat and to devise and implement an exit strategy from the product were not successful prior to our acquisition of Guilford. We have the same goal, the success of which is contingent upon a number of factors, including our ability to appropriately manage the process of reducing product development expenses, finding and engaging qualified purchasers, licensees or partners for the product and minimizing the time that it takes us to do so. Our success, if any, will also depend on the consideration that we are able to receive for Aggrastat. If we do not find and engage qualified purchasers, licensees or partners who are willing to provide the consideration that we determine is reasonable or appropriate, or if it takes a significantly longer amount of time and resources than we presently anticipate to accomplish these objectives, we may not be able to minimize our ongoing expenses related to Aggrastat or be able to implement an exit strategy from the product.

As of September 30, 2005, the contractual commitments of Guilford related to Aggrastat included an agreement with Baxter Healthcare Corporation for the supply of 250 ml and 100 ml bags of Aggrastat through July 2009, which commits us to purchase approximately $6.1 million of such bags, and $1.2 million of such purchase commitment remains outstanding for the remainder of 2005. Additionally, we have assumed funding commitments and agreements related to the advancement of research and development activities, all of which are assignable with the mutual consent of the parties. If we elected to terminate these commitments and agreements, we would be responsible for the costs related to services rendered to date and any irrevocable commitments entered into on our behalf. We currently estimate these costs to be no more than $1.0 million.

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

There is also risk that regulatory authorities in the United States and elsewhere may not allow us to conduct planned additional clinical testing of any of our product candidates, including irofulven, Dacogen injection, Saforis oral suspension, ZYC101a, ZYC300, Aquavan injection or Aloxi products, or that, if permitted, this additional clinical testing will not prove that these product candidates are safe and effective to the extent necessary to permit us to obtain marketing approvals from regulatory authorities.

Except for Dacogen injection, Aquavan injection, Saforis oral suspension, ZYC101 and our products already approved, none of our product candidates are currently being tested in phase 3 or registration clinical trials. We cannot apply for a regulatory approval to market a product candidate until we successfully complete phase 3 or registration clinical trials for that product.

If we are unable to obtain intellectual property protection, or protect our proprietary technology, we may be unable to compete effectively.

The FDA awarded us orphan drug status for Salagen Tablets in 1994 as a treatment for the symptoms of xerostomia, or severe dry mouth, induced by radiation therapy in head and neck cancer patients and in 1998 for the symptoms of dry mouth associated with Sjögren’s syndrome. An orphan drug designation entitles us to marketing exclusivity of the protected drug for the stated condition for a period of seven years. Our orphan drug protection for Salagen Tablets expired in March 2001 for the treatment of symptoms of radiation-induced xerostomia in head and neck cancer patients and expired in February 2005 for the Sjögren’s syndrome indication. Beginning in November 2004, generic 5 milligram pilocarpine hydrochloride tablets entered the United States markets where Salagen Tablets compete and we have suspended direct promotion of Salagen Tablets. If the introduction of these competing products adheres to the classic pattern of initial generic competition in a pharmaceutical product class, we would expect Salagen Tablets sales to continue to decline significantly from our 2004 sales of $29.3 million in the United States. Salagen Tablets net sales revenue was $8.7 million and $21.5 million for the first nine months of 2005 and 2004, respectively.

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

In our acquisition of Guilford, we obtained an exclusive license to intellectual property, including patents, patent applications and know-how, related to Gliadel, which requires us to pay a royalty to the Massachusetts Institute of Technology on revenue from Gliadel. Our U.S. patent protection for Gliadel expires in August 2006. In addition, in February 2003, the FDA awarded orphan drug status for Gliadel for seven years for the treatment of patients with malignant glioma undergoing primary surgical resection. Accordingly, following the expiration of U.S. patent protection, we now have approximately four additional years of market exclusivity for Gliadel for initial surgical resection. However, there can be no assurance that others will not enter the market with a generic copy of Gliadel for recurrent surgical resection. The availability of such a generic copy could negatively impact our revenues from Gliadel for initial surgical resection after August 2006.

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

We face exposure to product liability claims in the event that the use of any of our products is alleged to have harmed someone. Although we have taken, and continue to take, what we believe are appropriate precautions, there is a risk that we will not be able to avoid significant product liability exposure. We currently have product liability insurance in the amount of $30 million per occurrence and in the aggregate for the year for MGI PHARMA legacy products, product candidates and clinical trials and $10 million per occurrence and in the aggregate for the year for Guilford legacy products, product candidates and clinical trials. There is a risk that our insurance will not be sufficient to cover claims. There is also a risk that adequate insurance coverage will not be available in the future on commercially reasonable terms, if at all. The successful assertion of an uninsured product liability or other claim against us could cause us to incur a significant expense to pay such a claim, could adversely affect our product development and could cause a decline in our product revenue and the price of our stock.

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

If we or patients using our products are unable to obtain adequate reimbursement from government health administration authorities, private health insurers and other organizations, our product sales. net income, cash balances and price of our stock could decline.

Our ability to commercialize our products successfully will depend in part on the extent to which private health insurers, organizations such as HMOs and governmental authorities reimburse the cost of our products and related treatments. Third-party payors are increasingly challenging the prices charged for medical products and services. Also, the trend toward managed health care in the United States and the concurrent growth of organizations such as HMOs, which could control or significantly influence the purchase of health care services and products, as well as legislative proposals to reform health care or reduce government insurance programs, may all result in lower prices for or rejection of our products. The cost containment measures that health care payors and providers are instituting and the effect of any health care reform could materially and adversely affect our ability to operate profitably.

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

Our research, development and manufacturing operations and the operations of our third-party contractors involve the controlled use of hazardous materials. We cannot eliminate the risk of accidental contamination or injury from these materials. If we do not comply with environmental regulations, we may face significant fines or penalties. In the event of an accident or environmental discharge, third parties or governmental entities may hold us liable for any resulting damages, which, along with fines and penalties, may exceed our financial resources and may have a material adverse effect on our ability to fund our operations.

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

The trading price of our common stock has been, and could continue to be, subject to wide fluctuations in response to these factors, including the sale or attempted sale of a large amount of our common stock into the market. Our stock price ranged from $2.92 to $34.49 per share during the three-year period ended September 30, 2005. Broad market fluctuations may also adversely affect the market price of our common stock.

In the past, following large falls in the price of a company’s shares, securities class action litigation has often been initiated against that company. Litigation of this type could result in substantial costs and diversion of management’s attention and resources, which could harm our business. Any adverse determination in litigation could subject us to significant liabilities.

We have outstanding options, convertible notes and warrants that have the potential to dilute stockholder value and cause our stock value to decline.

We routinely grant stock options to our employees and other individuals. At September 30, 2005, we had options outstanding at option prices ranging from $1.81 to $33.22 for 9.8 million shares of our common stock that have been registered for resale. We have also issued convertible debt that is convertible into 8.3 million shares of common stock at an initial conversion price of $31.46 per share of common stock. Conversion of our convertible debt is contingent on a number of factors that have not yet been satisfied. Additionally, in our acquisition of Guilford, we assumed warrants to purchase 319,206 of our shares at a weighted average exercise price (net of cash we would be required to pay on exercise) of $61.21. Consequently, we are not able to estimate when, if ever, our convertible debt will be converted into common stock, but any such conversion would almost certainly dilute stockholder value.

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

The indenture does not prohibit or limit us and would not limit any of our subsidiaries from incurring senior indebtedness or incurring other indebtedness and other liabilities. As of September 30, 2005, we do not have senior indebtedness outstanding, and have no senior subordinated indebtedness other than the notes. We anticipate that from time to time we will incur additional senior indebtedness and other additional liabilities.

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

The notes are convertible at the option of the holders into shares of our common stock, after September 30, 2004, only under the following circumstances: (1) if the closing sale price of our common stock was more than 120% of the then current conversion price of the notes for at least 20 trading days in the period of the 30 consecutive trading days ending on the last trading day of the previous calendar quarter (once the forgoing condition is satisfied for any one quarter, then the notes will thereafter be convertible at any time at the option of the holder, through maturity), (2) if we elect to redeem the notes, (3) upon the occurrence of specified corporate transactions or significant distributions to holders of our common stock occur or (4) subject to certain exceptions, for the five consecutive business day period following any five consecutive trading day period in which, for each day of that period, the trading price of the notes was less than 98% of the sale price of our common stock multiplied by the notes’ then current conversion rate. Subject to the above conditions, the notes are convertible into an aggregate of 8,269,942 shares of common stock at an initial conversion price of $31.46 per share of common stock.

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

Item 3.

Quantitative and Qualitative Disclosure About Market Risk

Our operations are not subject to risks of material foreign currency fluctuations, nor do we use derivative financial instruments in our treasury practices. We place our marketable investments in instruments that meet high credit quality standards, as specified in our investment policy guidelines. We do not expect material losses with respect to our investment portfolio or exposure to market risks associated with interest rates. The favorable impact on our net income as a result of a 25, 50 or 100 basis point (where 100 basis points equals 1%) increase in short-term interest rates would be approximately $0.4 million, $.8 million or $1.6 million annually based on our cash, cash equivalents, marketable investment and restricted marketable investment balances at September 30, 2005.

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

PART II – OTHER INFORMATION

Item 6. Exhibits

Exhibit Number	Description
2.1	Agreement and Plan of Merger dated July 20, 2005, by and among MGI PHARMA, INC., Granite Acquisition, Inc. and Guilford Pharmaceuticals Inc. (Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed July 20, 2005).

3.1	Second Amended and Restated Articles of Incorporation (Incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002).

3.2	Articles of Amendment to the Second Amended and Restated Articles of Incorporation, filed September 2, 2004 (Incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004).

3.3	Restated Bylaws of the Company, as amended to date (Incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1998).

3.4	Amendment dated May 10, 2004 to Restated Bylaws (Incorporated by reference to Exhibit 3.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004).

4.1	Specimen certificate for shares of Common Stock of the Company (Incorporated by reference to Exhibit 4.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004).

4.2	Rights Agreement, dated as of July 14, 1998, between the Company and Norwest Bank, Minnesota, N.A. (including the form of Rights Certificate attached as Exhibit B thereto) (Incorporated by reference to Exhibit 1 to the Company’s Registration Statement on Form 8-A, filed July 15, 1998).

4.3	First Amendment to Rights Agreement, dated March 14, 2000, between the Company and Norwest Bank, Minnesota, N.A. (Incorporated by reference to Exhibit 2 to the Company’s Registration Statement on Form 8-A/A-1, filed March 20, 2000).

4.4	Form of Convertible Subordinated Promissory Notes issued to Deerfield Partners, L.P. and Deerfield International Limited on December 2, 2002 (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on December 4, 2002).

4.5	Form of Common Stock Purchase Warrants issued to Deerfield Partners, L.P. and Deerfield International Limited on December 2, 2002 (Incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on December 4, 2002).

4.6	Senior Subordinated Convertible Notes Purchase Agreement, dated February 25, 2004, by and between MGI PHARMA, INC. and Merrill Lynch, Pierce, Fenner & Smith (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on March 4, 2004).

4.7	Senior Subordinated Convertible Notes Indenture, dated March 2, 2004, by and between MGI PHARMA, INC. and Wells Fargo Bank, National Association, as Trustee (Incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed March 4, 2004).

4.8	Registration Rights Agreement dated March 2, 2004, between MGI PHARMA, INC. and Merrill Lynch & Co. (Incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed March 4, 2004).

4.9	Indenture dated June 17, 2003, by and between Guilford Pharmaceuticals Inc. and Wachovia Bank, National Association, as Trustee, for 5% Convertible Subordinated Notes due 2008. (Incorporated by reference to Exhibit 4.03 to the Form 10-Q for the quarterly period ended June 30, 2003, filed on August 7, 2003 by MGI GP, INC., formerly known as Guilford Pharmaceuticals Inc. (Commission file number 000-23736).)

4.10	Supplemental Indenture dated October 3, 2005, by and among Guilford Pharmaceuticals Inc., MGI PHARMA, INC. and Wachovia Bank, National Association, as Trustee, for 5% Convertible Subordinated Notes due 2008 (Incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed October 7, 2005).

10.1	Credit Agreement dated July 20, 2005, by and between MGI PHARMA, INC. and Guilford Pharmaceuticals Inc. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 22, 2005).

10.2	Note dated July 20, 2005, executed by Guilford Pharmaceuticals Inc. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed July 22, 2005).

10.3	Letter Agreement dated July 20, 2005, by and among MGI PHARMA, INC., Guilford Pharmaceuticals Inc. and Paul Royalty Fund, LP (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed July 22, 2005).

10.4	Form of Lock Up with Director and Officer Option Holders (Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed July 29, 2005).

31.1	Certification of Leon O. Moulder, Jr. Pursuant to Rule 13a-14(a) (Section 302 of the Sarbanes-Oxley Act of 2002).

31.2	Certification of James C. Hawley Pursuant to Rule 13a-14(a) (Section 302 of the Sarbanes-Oxley Act of 2002).

32.1	Certification of Leon O. Moulder, Jr. Pursuant to 18 U.S.C. (S) 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of James C. Hawley Pursuant to 18 U.S.C. (S) 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MGI PHARMA, INC.

Date: November 7, 2005	By:	/s/ James C. Hawley
James C. Hawley Senior Vice President and Chief Financial Officer (principal financial officer, and duly authorized officer)

MGI PHARMA, INC. AND SUBSIDIARIES

Quarterly Report on Form 10-Q

for the

Quarter Ended September 30, 2005

EXHIBIT INDEX

Exhibit Number	Description
2.1	Agreement and Plan of Merger dated July 20, 2005, by and among MGI PHARMA, INC., Granite Acquisition, Inc. and Guilford Pharmaceuticals Inc. (Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed July 20, 2005).

3.1	Second Amended and Restated Articles of Incorporation (Incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002).

3.2	Articles of Amendment to the Second Amended and Restated Articles of Incorporation, filed September 2, 2004 (Incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004).

3.3	Restated Bylaws of the Company, as amended to date (Incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1998).

3.4	Amendment dated May 10, 2004 to Restated Bylaws (Incorporated by reference to Exhibit 3.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004).

4.1	Specimen certificate for shares of Common Stock of the Company (Incorporated by reference to Exhibit 4.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004).

4.2	Rights Agreement, dated as of July 14, 1998, between the Company and Norwest Bank, Minnesota, N.A. (including the form of Rights Certificate attached as Exhibit B thereto) (Incorporated by reference to Exhibit 1 to the Company’s Registration Statement on Form 8-A, filed July 15, 1998).

4.3	First Amendment to Rights Agreement, dated March 14, 2000, between the Company and Norwest Bank, Minnesota, N.A. (Incorporated by reference to Exhibit 2 to the Company’s Registration Statement on Form 8-A/A-1, filed March 20, 2000).

4.4	Form of Convertible Subordinated Promissory Notes issued to Deerfield Partners, L.P. and Deerfield International Limited on December 2, 2002 (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on December 4, 2002).

4.5	Form of Common Stock Purchase Warrants issued to Deerfield Partners, L.P. and Deerfield International Limited on December 2, 2002 (Incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on December 4, 2002).

4.6	Senior Subordinated Convertible Notes Purchase Agreement, dated February 25, 2004, by and between MGI PHARMA, INC. and Merrill Lynch, Pierce, Fenner & Smith (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on March 4, 2004).

4.7	Senior Subordinated Convertible Notes Indenture, dated March 2, 2004, by and between MGI PHARMA, INC. and Wells Fargo Bank, National Association, as Trustee (Incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed March 4, 2004).

4.8	Registration Rights Agreement dated March 2, 2004, between MGI PHARMA, INC. and Merrill Lynch & Co. (Incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed March 4, 2004).

4.9	Indenture dated June 17, 2003, by and between Guilford Pharmaceuticals Inc. and Wachovia Bank, National Association, as Trustee, for 5% Convertible Subordinated Notes due 2008. (Incorporated by reference to Exhibit 4.03 to the Form 10-Q for the quarterly period ended June 30, 2003, filed on August 7, 2003 by MGI GP, INC., formerly known as Guilford Pharmaceuticals Inc. (Commission file number 000-23736).)

4.10	Supplemental Indenture dated October 3, 2005, by and among Guilford Pharmaceuticals Inc., MGI PHARMA, INC. and Wachovia Bank, National Association, as Trustee, for 5% Convertible Subordinated Notes due 2008 (Incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed October 7, 2005).

10.1	Credit Agreement dated July 20, 2005, by and between MGI PHARMA, INC. and Guilford Pharmaceuticals Inc. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 22, 2005).

10.2	Note dated July 20, 2005, executed by Guilford Pharmaceuticals Inc. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed July 22, 2005).

10.3	Letter Agreement dated July 20, 2005, by and among MGI PHARMA, INC., Guilford Pharmaceuticals Inc. and Paul Royalty Fund, LP (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed July 22, 2005).

10.4	Form of Lock Up with Director and Officer Option Holders (Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed July 29, 2005).

31.1	Certification of Leon O. Moulder, Jr. Pursuant to Rule 13a-14(a) (Section 302 of the Sarbanes-Oxley Act of 2002).

31.2	Certification of James C. Hawley Pursuant to Rule 13a-14(a) (Section 302 of the Sarbanes-Oxley Act of 2002).

32.1	Certification of Leon O. Moulder, Jr. Pursuant to 18 U.S.C. (S) 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of James C. Hawley Pursuant to 18 U.S.C. (S) 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.