Form 10-K
period 2005-12-31
MGI PHARMA INC
filed 2006-03-16
CIK 702131

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005
Commission File No. 0-10736
MGI PHARMA, INC.
(Exact name of registrant as specified in its charter)

Minnesota	41-1364647

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5775 West Old Shakopee Road, Suite 100
Bloomington, Minnesota	55437

(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: 952/346-4700
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: Common Stock, $.01 par value
     Indicate by check mark if the registrant is a well-known seasoned issuer (as defined in Rule 405 of the Exchange Act). Yes ☑       No ☐
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐       No ☑
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑       No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☑       Accelerated filer ☐      Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes ☐       No ☑
     The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of June 30, 2005, the last business day of the registrant’s most recent second quarter, was approximately $1,555,408,490 (based on the closing price of the registrant’s common stock as reported by the Nasdaq National Market on such date).
     The number of shares outstanding of each of the registrant’s classes of common stock, as of March 10, 2006, was: Common Stock, $.01 par value; 78,012,213 shares.
DOCUMENTS INCORPORATED BY REFERENCE
     Pursuant to General Instruction G the responses to Items 10, 11, 12, 13 and 14 of Part III of this report incorporate herein by reference certain information to be contained in the registrant’s definitive Proxy Statement for its 2006 Annual Meeting of Stockholders to be held on May 9, 2006.

PART I
From time to time in this annual report we may make statements that reflect our current expectations regarding our future results of operations, economic performance, and financial condition, as well as other matters that may affect our business. In general, we try to identify these forward-looking statements by using words such as “anticipate,” “believe,” “expect,” “estimate” and similar expressions.
The forward-looking statements contained in this annual report may cover, but are not necessarily limited to, the following topics: (1) efforts to market, sell and distribute Aloxi® Injection in the United States and Canada; (2) efforts to market, sell and distribute Gliadel Wafer; (3) the clinical development of Dacogen™ Injection, Saforis™ Powder for Oral Suspension, amolimogene (HPV E6 E7 plasmid) (formerly known as ZYC101a), Aloxi® Injection for PONV, Aquavan® Injection, and other clinical compounds; (4) efforts to secure adequate supply of the active pharmaceutical ingredients for clinical development and commercialization; (5) efforts to manufacture drug candidates for clinical development and eventual commercial supply; (6) strategic plans; (7) anticipated expenditures and the potential need for additional funds; and (8) specific guidance we give regarding our current expectations of our future operating results.
All of these items involve significant risks and uncertainties. These and any of the other statements we make in this annual report that are forward-looking are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. We caution you that our actual results may differ significantly from the results we discuss in the forward-looking statements.
We discuss some factors that could cause or contribute to such differences in the “Risk Factors” section of this annual report. In addition, any forward-looking statements we make in this document speak only as of the date of this document, and we do not intend to update any such forward-looking statements to reflect events or circumstances that occur after that date.
We have registered “Hexalen®,” Salagen®,” “Aquavan®,” “Gliadel®,” “Aggrastat®,” “Saforis™,” “Dopascan®,” “UpTec®,”as trademarks with the U.S. Patent and Trademark Office. All other trademarks used in this report are the property of their respective owners. “Aloxi®” is a registered trademark of Helsinn Healthcare SA. “Dacogen™” is a trademark of SuperGen, Inc. “Kadian®” is a registered trademark of Alpharma. “Zofran®” is a registered trademark of GlaxoSmithKline. “Anzemet®” is a registered trademark of Aventis Pharmaceuticals, Inc. “Vidaza®” is a registered trademark of Pharmion Corporation. “Kytril®” is a registered trademark of Roche Pharmaceuticals. “INTERGRILIN®” and “TEMODAR®” are registered trademarks of Schering-Plough Corporation. “ReoPro®” is a registered trademark of Eli Lilly and Company. “Angiomax®” is a registered trademark of The Medicines Company. “Kepivance™” is a trademark of Amgen Inc. “Disoprivan®” is a registered trademark of AstraZeneca PLC.
Item 1. Business
Overview
MGI PHARMA, INC. (“we,” “MGI,” “MGI PHARMA”, or the “Company”) is an oncology- and acute care- focused biopharmaceutical company that discovers, acquires, develops and commercializes proprietary pharmaceutical products that address the unmet needs of patients. It is our goal to become a leading biopharmaceutical company through application of our core competencies of product discovery, acquisition, development and commercialization, which we apply toward our portfolio of oncology and acute care products and product candidates. We also acquire intellectual property or product rights from others after they have completed the basic research to discover the compounds that will become our product candidates or marketed products. Recent acquisitions have now brought us capabilities in biologic and small molecule research. This combined platform allows us to concentrate our resources on focused research, product development and commercialization.
We currently market several cancer-related pharmaceutical products in the United States using our 92-person oncology and 76-person acute care sales organizations (see Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations—Revenues for a breakdown of sales by product over the last three years). We focus our sales efforts solely within the United States where we have retained product rights to our currently marketed products and product candidates under development. We have created alliances with other pharmaceutical or biotechnology companies for the sale and marketing of our products in other countries (see Note 14 to the consolidated financial statements for further information on revenues attributable to U.S. and foreign customers).

The following tables set forth summary information about our marketable products and our product candidates and research pipeline:
MARKETABLE PRODUCTS

Products	Principal Indications	Status	Commercial Rights
Aloxi Injection	Chemotherapy-induced nausea and vomiting (CINV)	Currently marketed	U.S. & Canada: MGI PHARMA
Gliadel Wafer	Malignant glioma at time of initial surgery Recurrent glioblastoma multiforme(GBM)	Currently marketed Currently marketed	U.S.: MGI PHARMA Outside U.S.: Various collaborators U.S.: MGI PHARMA Outside U.S.: Various collaborators
Salagen Tablets	Symptoms of radiation-induced dry mouth in head and neck cancer patients Dry mouth, plus dry eyes outside the U.S., in Sjögren’s syndrome patients	Currently marketed	U.S.: MGI PHARMA Europe: Novartis Canada: Pfizer Rest of World: Various other collaborators
Hexalen capsules	Ovarian Cancer	Currently marketed	U.S.: MGI PHARMA Outside U.S.: Various collaborators
Aggrastat Injection	Acute coronary syndrome	Currently marketed	U.S.: MGI PHARMA
We believe we have a strong portfolio of oncology and acute care related product candidates. Our current product candidates are a mixture of late stage and earlier stage opportunities. The late stage product candidates include oncology (Dacogen injection) and supportive care (Saforis Powder for Oral Suspension) products, as well as a biologics candidate amolimogene (HPV E6 E7 plasmid) (formerly known as ZYC101a), and two product candidates from our acute care franchise (Aloxi for PONV and Aquavan injection, a minimal to moderate sedative agent for patients undergoing diagnostic or short surgical procedures acquired in our acquisition of Guilford Pharmaceuticals Inc.).
PRODUCT CANDIDATES AND RESEARCH PIPELINE

Products	Principal Indications	Status	Sponsor
Dacogen Injection	Myelodysplastic syndromes Acute myeloid leukemia	May 15, 2006 PDUFA goal date Phase 2 & 3	MGI PHARMA MGI PHARMA
Saforis Powder for Oral Suspension	Oral mucositis	NDA to be submitted	MGI PHARMA
amolimogene (HPV E6 E7 plasmid) (formerly known as ZYC101a)	Cervical dysplasia	Pivotal program ongoing	MGI PHARMA
Aloxi Injection	Post operative nausea and vomiting	Phase 3	Helsinn Healthcare
Aquavan Injection	Minimal to moderate sedation of patients undergoing brief diagnostic or surgical procedures	Phase 3 began in March 2006	MGI PHARMA
Aloxi Capsules	CINV	Phase 3	Helsinn Healthcare
irofulven	Hormone refractory prostate cancer	Phase 2	MGI PHARMA
	Liver cancer, inoperable	Phase 2	MGI PHARMA
	Combination with oxaliplatin	Phase 2	MGI PHARMA
ZYC300	Solid tumors	Phase 1/2	MGI PHARMA
GCP IIInhibitors	Chemotherapy induced neuropathy and neuropathic pain HIV neuropathy	Preclinical Preclinical	MGI PHARMA NIH
PARP Inhibitors	Cancer chemosensitization and radiosensitization	Preclinical	MGI PHARMA
MG98	Renal cell cancer	Phase 2	MethylGene
Other acylfulvene analogs	Various Cancers	Preclinical	MGI PHARMA
Developments During 2005
Acquisition of Guilford Pharmaceuticals Inc.: On October 3, 2005, we completed the acquisition of Guilford Pharmaceuticals Inc., which is now known as MGI GP, INC. (“Guilford” or “MGI GP”) (see Note 6 of the Company’s Notes to Consolidated Financial Statements).
Aloxi Injection (“Aloxi”): The former Guilford acute care sales team was trained and is now actively promoting Aloxi to hospital-based oncologists. A scale-up of this team is expected to be completed in the first quarter of 2006. The Company anticipates a three-fold increase in hospital-focused sales force activity in support of Aloxi and an impact on sales growth beginning in the second quarter of 2006. Preparations are also underway for a targeted direct-to-consumer advertising campaign, which is planned to roll out during the second quarter of 2006.
Dacogen Injection (“Dacogen”): We received an approvable letter from the Food and Drug Administration (“FDA”) for Dacogen during September 2005. We responded to that approvable letter during the fourth quarter of 2005, and the FDA accepted this response with a Prescription Drug User Fee Act (“PDUFA”) goal date of May 15, 2006. We expect to be prepared to commercialize this product within several weeks of FDA approval. Dacogen is being evaluated in a broad clinical development program consisting of more than 20 clinical trials, including phase 2 and 3 studies in elderly patients with acute myeloid leukemia (“AML”), an alternate dosing regimen in patients with myelodysplastic syndromes (“MDS”), and a phase 3 European Organization for Research and Treatment of Cancer (“EORTC”)-sponsored trial in patients with MDS.
Saforis Powder for Oral Suspension (“Saforis”): A guidance meeting was held with the FDA in the fourth quarter of 2005 to discuss the Saforis New Drug Application (“NDA”). Following this meeting, we remain on track to submit this NDA in the second quarter of 2006.
Aquavan Injection (“Aquavan”): Following analysis of data from a phase 2 dose-ranging study of Aquavan, a dose was selected to advance into a pivotal program. This program, which will consist of two pivotal phase 3 trials and one safety study, began during the first quarter of 2006.
Business Strategy
Our goal is to become a leading oncology- and acute care-focused biopharmaceutical company serving well-defined markets. The key elements of our strategy are to:
•	Continue to successfully commercialize Aloxi for prevention of chemotherapy-induced nausea and vomiting (“CINV”), by marketing Aloxi as the enhanced alternative to currently marketed 5-HT3 receptor antagonists;

•	Continue to successfully commercialize Gliadel Wafer (“Gliadel”) for the treatment of malignant glioma as an adjunct to surgery and radiation, and for recurrent glioblastoma multiforme;

•	Pursue approval of the NDA for Dacogen at the FDA while completing United States commercial product launch activities based on the May 15, 2006 PDUFA goal date established by the FDA;

•	Submit the NDA for Saforis indicated for the prevention and treatment of oral mucositis in patients receiving mucotoxic cancer therapy in the second quarter of 2006;

•	Advance our late-stage product candidates through the following phase 3 trials or pivotal programs:
–	Aquavan for minimal to moderate sedation for patients undergoing brief diagnostic or surgical procedures,

–	Dacogen for the treatment of AML,

–	Aloxi for the prevention of post operative nausea and vomiting (“PONV”), and Aloxi capsules for prevention of CINV (“Aloxi Capsules”),

–	Amolimogene (HPV E6 E7 plasmid) for the treatment of cervical dysplasia;
•	Establish commercialization paths for our product candidates in territories outside of North America; and

•	Advance a strong and balanced pipeline through various means, including discovery, product acquisition, in-licensing, co-promotion or business combinations, including:
–	oncology and oncology-related products, and

–	acute care and hospital promoted products.
Marketable Products
Aloxi Injection for the Prevention of Chemotherapy-Induced Nausea and Vomiting
Aloxi (palonosetron hydrochloride) Injection (“Aloxi”) is a potent, highly selective serotonin subtype 3, or 5-HT3, receptor antagonist differentiated by its strong receptor binding affinity and extended half life for the prevention of CINV. We obtained exclusive U.S. and Canada Aloxi license and distribution rights from Helsinn Healthcare SA in April 2001. On July 25, 2003, approval was received from the FDA to market Aloxi for the prevention of acute and delayed CINV. We began promoting Aloxi through our oncology-focused sales organization in September 2003, and through our acute care sales organization in January 2006. We estimate that the market for the use of 5-HT3 receptor antagonists for CINV is approximately $1 billion. Product sales of Aloxi in 2005, 2004, and 2003 were $248.5 million, $159.3 million, and $9.7 million, respectively.

Chemotherapy-Induced Nausea and Vomiting Overview
Depending on the type of cancer and treatment goals determined by physicians, patients may receive chemotherapy as part of their treatment regimen. CINV is one of the side-effects of chemotherapy treatments that patients fear most. Supportive care products to treat the side effects of chemotherapy, such as CINV, have emerged to improve patient comfort and compliance with treatment regimens.
Efforts to treat tumors such as those found in breast and lung cancer have led physicians to administer more aggressive chemotherapy regimens. These cytotoxic agents often cause CINV by triggering release of serotonin from cells in the gastrointestinal tract. The released serotonin stimulates nerve receptors that activate the vomiting center via the chemoreceptor trigger zone. When, and if, serotonin stimulates serotonin subtype 3, or 5-HT3, receptors to initiate nerve impulses to the central nervous system through the 5-HT3 receptors, vomiting, or emesis, may ensue. Serotonin subtype 3, or 5-HT3 receptor antagonists, such as Aloxi, act by binding to serotonin receptors in the peripheral and possibly central nervous system, thereby blocking serotonin stimulation of the associated nerves and reducing or eliminating CINV. CINV can be characterized as acute nausea and vomiting, occurring within 24 hours following administration of chemotherapy, or delayed nausea and vomiting, occurring 24 to 120 hours following administration of chemotherapy.
Although CINV has been managed to a greater degree in recent years, it is estimated that up to 85 percent of cancer patients receiving chemotherapy will experience some degree of emesis if not prevented with an antiemetic. The severity of emesis is dependent upon the type of chemotherapy administered, the dosing schedule of the chemotherapy, and the patient’s age and gender, among other predisposing factors. If emesis is not properly managed, it can cause dehydration and poor quality of life, eventually leading to interruption or discontinuation of chemotherapy. Although the vast majority of patients receiving emetogenic chemotherapy are administered a 5-HT3 receptor antagonist, there remains a need to improve upon the prevention of acute CINV and, especially delayed CINV. Despite the availability of preventive treatments, including first generation 5-HT3 receptor antagonists, nearly fifty percent of all patients receiving chemotherapy experience nausea and vomiting.
Aloxi Clinical Data for CINV
The results of phase 3 clinical trials demonstrate that Aloxi is more effective than Zofran (ondansetron), marketed by GlaxoSmithKline, and Anzemet (dolasetron), marketed by Aventis Pharmaceuticals, injections. The most frequently prescribed chemotherapies, including those used to treat the most common cancers such as breast, lung and colon, are considered moderately emetogenic, or have a moderate to moderately high potential to cause nausea and vomiting. Based on the phase 3 trials conducted, Aloxi is differentiated by its strong receptor binding affinity and extended half-life and has already been approved for the prevention of CINV. Overall, the incidence, pattern, duration, and intensity of adverse reactions were similar among patients treated with Aloxi and other 5-HT3 receptor antagonists. In 633 patients treated with Aloxi during phase 3 trials, the most common adverse reactions related to the study drug were headache (9 percent), and constipation (5 percent). The table below provides a summary of the efficacy results from these pivotal phase 3 clinical trials, where complete response rate is defined as the proportion of treated patients who had no vomiting and no rescue medication.

						Highly Emetogenic
	Moderately Emetogenic Chemotherapy					Chemotherapy
	Study 99-03		Study 99-04			Study 99-05
	Aloxi	Ondansetron	Aloxi		Dolasetron	Aloxi	Ondansetron
Acute CINV (0 – 24 hours)	81%*	69%	63%		53%	59%	57%
Delayed CINV (24 – 120 hours)	74%*	55%	54	%*	39%	45%	39%
Overall (0 – 120 hours)	69%*	50%	46	%*	34%	41%	33%

*	Indicates results that demonstrate statistically greater efficacy than the alternative 5-HT3 product compared in the trial.
We believe that Aloxi is competitive in the U.S. CINV market for 5-HT3 receptor antagonists because Aloxi:
•	is highly selective for the 5-HT3 receptor and has at least a thirty times stronger binding affinity for this receptor than other marketed 5-HT3 receptor antagonists;

•	is more potent than other marketed 5-HT3 receptor antagonists;

•	has demonstrated a plasma elimination half-life of almost 40 hours, which is four to ten times longer than any other marketed 5-HT3 receptor antagonist;

•	has a strong receptor binding affinity and extended half life for the prevention of CINV and

•	is the only 5-HT3 receptor antagonist approved to prevent both acute and delayed nausea and vomiting caused by moderately emetogenic chemotherapy.

The potency and extended half-life of Aloxi may enable patients and their healthcare providers to control both acute and delayed CINV for several days following chemotherapy with a single intravenous dose. We believe this single, fixed dose treatment is more convenient compared to other marketed 5-HT3 receptor antagonists, which usually demand that patients adhere to an oral follow-up therapy regimen for several days.
Gliadel Wafer for Malignant Glioma as an Adjunct to Surgery and Radiation and for Recurrent Glioblastoma Multiforme
Gliadel (polifeprosan 20 with carmustine implant) Wafer (“Gliadel”) is a proprietary, targeted, site-specific cancer chemotherapy product approved in the United States for the treatment of malignant glioma, a form of primary brain cancer, and for the treatment of recurrent glioblastoma multiforme (“GBM”), a rapidly fatal form of malignant brain cancer. Gliadel, a biodegradable polymer wafer, is implanted into the cavity in the brain after a brain tumor is removed and gradually dissolves, delivering high concentrations of BCNU (or carmustine, the active chemotherapeutic ingredient) directly to the tumor site for an extended period of time. This product minimizes exposure to BCNU throughout the body and reduces or alleviates many of the side effects associated with intravenous chemotherapy. We estimate that there are approximately 11,000 cases of malignant glioma in the United States each year.
We acquired rights to Gliadel when we acquired Guilford in October 2005. Product sales of Gliadel for 2005 were $33.7 million (representing $25.2 million from January through September 2005, and $8.5 from October through December 2005). Product sales of Gliadel for 2004 and 2003 were $27.7 million and $19.2 million, respectively.
In addition to the U.S., we have regulatory approval to market Gliadel for use in patients with recurrent GBM in over 21 countries. During September 2004, Gliadel was granted expanded marketing authorization for use in newly-diagnosed patients with high-grade malignant glioma as an adjunct to surgery and radiation in France, Germany, Greece, Ireland, Italy, Netherlands, Portugal, Spain and the United Kingdom. We market, sell and distribute Gliadel in these countries either directly, on a named patient basis under applicable law, or through distribution agreements with various European companies.
We have a right to the underlying technology for Gliadel pursuant to a license agreement with the Massachusetts Institute of Technology (“MIT”) that requires us to pay annual royalties based on our net revenue from Gliadel, as defined per the license agreement. From January through September 2005, Guilford recognized approximately $1.0 million in royalty expense pursuant to that agreement, and from October through December 2005, we recognized $0.3 million in royalty expense pursuant to that agreement. Our domestic patent protection for Gliadel ends in August 2006; however, during September 2004, the FDA notified Guilford that Gliadel is entitled to market exclusivity for the treatment of patients with malignant glioma undergoing primary surgical resection until February 2010 under applicable orphan drug laws.
Salagen Tablets
We conceived, developed and market Salagen Tablets (pilocarpine hydrochloride) (“Salagen”) in the United States. The FDA granted us orphan drug status for Salagen in 1994 as a treatment for the symptoms of xerostomia induced by radiation therapy in head and neck cancer patients and in 1998 for the symptoms of dry mouth associated with Sjögren’s syndrome. Our orphan drug protection for Salagen for the treatment of symptoms of radiation-induced xerostomia in head and neck cancer patients expired in March 2001 and our orphan drug protection for Sjögren’s syndrome expired in February 2005. In December 2004, the FDA approved a competitor’s Abbreviated New Drug Application (“ANDA”) for a generic 5 milligram pilocarpine hydrochloride tablet. Two additional ANDAs were approved by the FDA in 2005. The introduction of these competing, generic products has resulted in a significant decline of Salagen sales from 2003 and 2004 sales of $26.5 million and $29.3 million, respectively, in the United States to 2005 sales of $9.9 million. We expect this decline to continue in 2006. As a result, we suspended promotion of Salagen.
In December 2004, we entered into a five-year manufacturing, supply and distribution agreement for 5 milligram pilocarpine hydrochloride tablets, with Purepac Pharmaceutical Co. (“Purepac”), a subsidiary of Alpharma, Inc. Under the terms of this manufacturing, supply and distribution agreement, we will manufacture and supply 5 milligram pilocarpine hydrochloride tablets to Purepac for exclusive distribution in the United States and we will receive the supply price and a portion of gross margin of sales by Purepac. For the year ended December 31, 2005, we received $1.4 million in revenues related to this agreement.
Hexalen Capsules for Ovarian Cancer
In November 2000, we purchased worldwide rights to Hexalen (altretamine) capsules (“Hexalen”) from MedImmune Oncology, Inc. Hexalen is an orally administered chemotherapy that is approved as a second-line treatment of ovarian cancer. Hexalen is approved for the treatment of ovarian cancer in 21 countries including the United States. Sales of Hexalen in the United States were $2.8 million, $2.4 million, and $2.8 million in 2005, 2004, and 2003, respectively.

Aggrastat Injection
Guilford acquired the rights to Aggrastat (tirofiban hydrochloride) Injection (“Aggrastat”) in the United States and its territories from Merck in October 2003. Aggrastat is a glycoprotein GP IIb/ IIIa receptor antagonist that is indicated for the treatment of acute coronary syndrome (“ACS”), including patients who are to be medically managed and those who are to undergo percutaneous transluminal coronary angioplasty or atherectomy. ACS includes unstable angina, which is characterized by chest pain when one is at rest, and non-ST elevation myocardial infarction. Aggrastat blocks the ability of platelets to aggregate, thereby inhibiting the formation of blood clots and reducing the potential for cardiac ischemia. Sales of Aggrastat in the United States were $10.9 million in 2005 (representing $9 million from January through September 2005, and $1.9 million from October through December 2005). Product sales for Aggrastat for 2004 and 2003 were $12.5 million and $2.5 million, respectively.
Kadian Capsules for Cancer Pain
In July 2004, we entered into a three-year promotion agreement for Kadian capsules (“Kadian”), a sustained release formulation of morphine, with Alpharma, Inc. Under the terms of this promotion agreement, we promoted Kadian in the United States to oncology health care professionals for moderate to severe pain associated with cancer. Effective December 31, 2005, we and Alpharma, Inc. mutually agreed to end our co-promotion agreement related to Alpharma’s Kadian, a sustained release formulation of morphine sulfate. Alpharma retains all commercial rights to Kadian. Revenues from this agreement, which was originally announced on September 23, 2004, were not material to our financial results during the period that this agreement was in effect. No financial payments were associated with the termination of this agreement.
Products Under Development
Dacogen Injection Overview
In September 2004, we obtained exclusive worldwide rights to the development, commercialization, manufacturing and distribution of Dacogen (decitabine) injection (“Dacogen”) for all indications from SuperGen, Inc. Dacogen is an investigational anti-cancer therapeutic which is currently in development for the treatment of patients with MDS and AML. A Dacogen regulatory application for the treatment of MDS is being reviewed for marketing approval by the FDA in the United States.
A pivotal phase 3 trial and two supporting phase 2 trials for the MDS indication forms the clinical basis of this application. The FDA has established May 15, 2006 as the PDUFA action goal date for the NDA.
An application before the European Medicines Agency (“EMEA”) in Europe was withdrawn in November 2005. We are working with European regulatory authorities and intend a resubmission of the European application with confirmatory data from an ongoing EORTC phase 3 trial.
The anticancer activity of Dacogen is due to both inhibition of cell growth, or cytotoxicity, which is observed at higher doses and decreasing methylation of deoxyribonucleic acid, or DNA, which is predominately observed at lower doses. Decreasing DNA methylation, or hypomethylation, is a relatively new approach to cancer treatment. Excess DNA methylation has been implicated as a fundamental factor in the development of cancers. Researchers have determined that an increase in specific methylation of DNA can result in blocking the expression of genes, such as tumor suppressor genes. In clinical trials, researchers have demonstrated that Dacogen can reverse the methylation of DNA, potentially leading to re-expression of tumor suppressor genes. In clinical trials, Dacogen has demonstrated activity in MDS, AML, and chronic myeloid leukemia (“CML”). Preclinical data suggest that Dacogen may be effective in the treatment of solid tumor cancers where DNA methylation status is believed to be important, such as melanoma, colon and ovarian cancer.
Myelodysplastic Syndrome
MDS is a bone marrow disorder characterized by bone marrow production of abnormally functioning, immature blood cells. According to the American Cancer Society and the Aplastic Anemia & MDS International Foundation, approximately 15,000 to 25,000 new cases of MDS are diagnosed each year in the United States, although it is difficult to accurately determine the incidence because MDS is not recorded by the national tumor registry in the United States. In the majority of afflicted patients, MDS results in death from bleeding and infection. In approximately 30 percent of patients, MDS will convert to AML, a disease with a high mortality rate.
The phase 3 trial was designed to support regulatory approval of Dacogen for the treatment of patients with MDS. Dacogen received orphan drug designation for MDS in the United States and Europe, which may provide us with seven years of marketing exclusivity in the United States and ten years of marketing exclusivity in Europe if Dacogen is approved for treatment of MDS by the respective regulatory authorities. In September 2005, we received an Approvable Letter for Dacogen. While an Approvable Letter is a significant step in the drug approval process, approval from the FDA is still required to market the product. In November 2005, we submitted an Approvable

Letter response to the FDA. In December 2005, we received a letter from the FDA stating that our response to the Approvable Letter was complete and a PDUFA date of May 15, 2006 had been established. The PDUFA date is the date by which the FDA aims to render a decision on a new drug application. Also in November 2005, we withdrew our Marketing Authorization Application (“MAA”) with the EMEA. We will continue to work with the European regulatory authorities and intend a resubmission of the MAA with confirmatory data from an ongoing EORTC Phase 3 trial.
In May 2004, Vidaza (azacitidine), marketed by Pharmion Corporation, was approved by the FDA as the first drug to be approved for the treatment of MDS. In December 2005, the FDA approved lenalidomide for treatment of patients categorized as low- or intermediate-1 risk MDS patients. Initial shipments of lenalidomide commenced in early 2006. If Dacogen is also approved for treatment of MDS, it will compete directly with azacitidine and lenalidomide.
Other Potential Indications
Beyond the activity of Dacogen for MDS, we believe phase 1 and 2 trials demonstrate that Dacogen may be active in a variety of other hematological malignancies such as AML and CML. We began a phase 3 trial of Dacogen in AML patients in 2005 and we are currently conducting a multi-center phase 2 trial with Dacogen for the treatment of refractory CML in patients who have failed previous front-line therapy. Phase 1 results also suggest that Dacogen may be useful for treatment of non-malignant diseases such as sickle cell anemia, for which we are supplying Dacogen to investigators for their phase 2 clinical trials in this area of study. Dacogen received orphan drug designation from the FDA for sickle cell anemia in September 2002, which may provide seven years of marketing exclusivity in the United States if Dacogen is approved by the FDA for the treatment of sickle cell anemia. Further, the Dacogen clinical and scientific program is the subject of a Clinical Research and Development Agreement (“CRADA”) with the National Cancer Institute (“NCI”). Pursuant to the CRADA, we will supply Dacogen for pre-clinical and clinical trials that will be managed by the NCI and that will focus primarily on the treatment of solid tumors.
Saforis Powder for Oral Suspension
Saforis Powder for Oral Suspension (“Saforis”) is a late-stage, proprietary formulation of glutamine, an amino acid that is critical to the repair of cellular damage. In multiple clinical trials, Saforis has been shown to reduce the incidence and severity of oral mucositis in patients being treated with mucotoxic cancer therapies for a variety of tumor types. The only treatment currently available for oral mucositis is Kepivance, marketed by Amgen Inc., approved by the FDA in December 2004 for the treatment of severe oral mucositis in patients with hematologic malignancies receiving myelotoxic therapy requiring hematopoietic stem cell support. During the fourth quarter of 2005, a guidance meeting was held with the FDA to discuss the Saforis NDA. We expect to submit the NDA for Saforis in the second quarter of 2006. Saforis was granted Fast Track Designation from the FDA in 2003, a program designed to facilitate the development and expedite the review of specific drug products intended to treat serious or life-threatening conditions for which there is an unmet medical need for such a condition.
Oral Mucositis
Oral mucositis is one of the most common dose-limiting toxicities induced by mucotoxic cancer therapy (both chemotherapy and radiotherapy). Estimates of the incidence of oral mucositis in patients receiving chemotherapy for cancer range from 15% in those receiving standard chemotherapy to 76% in patients having bone marrow transplantation. Oral mucositis presents clinically as erythema and ulceration of the mucosa. Clinical symptoms typically appear 5 to 7 days after the administration of chemotherapy or radiotherapy and persist for 2 to 3 weeks in immunocompetent patients. The underlying damage, however, is sustained many days before clinical symptoms appear. The most common sites for oral mucositis include the lips, the buccal and soft palate mucosa, the floor of the mouth, and the ventral surface of the tongue. Recent research indicates that the underlying pathophysiology of oral mucositis is the same regardless of the precipitating mucotoxic cancer therapy (cytotoxic chemotherapy or radiation). A 5-phase model of mucosal barrier injury has been proposed that characterizes the pathophysiologic progression resulting in oral mucositis: initiation, upregulation and message generation, signaling and amplification, ulceration, and healing.
Clinically significant oral mucositis (World Health Organization (“WHO”) Grade ≥ 2) is associated with ulceration, pain, difficulty swallowing, risks for impaired nutrition related to the inability to eat, and significantly higher rates of infection leading to hospitalization and death. Utilization of health care resources is directly linked to the incidence, severity and duration of oral mucositis, involving increased use of opiate analgesics, IV fluids, and antimicrobial agents.

Glutamine
Glutamine is a conditionally essential amino acid that can be synthesized by virtually all tissues in the body. Glutamine is the most abundant amino acid in human plasma and the total amino acid pool and has multiple functions in the human body, including the nitrogen transfer between tissues, energy production, and regulation of nucleic acid and protein synthesis. Glutamine is critical in times of serious illness when tissue repair is necessary or when there are high levels of cell replication. When such increased demands occur, the requirements for glutamine can exceed production, and exogenous (superficial tissue) glutamine is needed to maintain normal plasma and tissue concentrations.
The rapidly dividing cells of the oral mucosa use glutamine not only as the primary fuel but also as the nitrogen source for cellular repair and anabolic functions. Thus, the availability of endogenous (deep tissue) and exogenous glutamine becomes critical when the mucosa has been injured as a result of chemotherapy or radiotherapy.
Glutamine is moderately soluble and highly labile in most physiologic environments. Topical delivery of glutamine to the oral mucosa has previously been limited by these and other factors and by widespread metabolism throughout the body. The most critical of the treatment-limiting factors is the delivery of adequate amounts of glutamine from the oral cavity to the interior of the mucosal cells.
Saforis and Oral Mucositis
Saforis, with its proprietary UpTec delivery system, facilitates mucosal cell uptake of glutamine by more than 100 fold over that of glutamine without the UpTec delivery system. Saforis enhances the uptake of glutamine in epithelial, endothelial, and fibroblast cells. Clinically, Saforis reduces the damaging effects of cancer treatment and facilitates tissue repair in the oral mucosa, thereby preventing or reducing the incidence and/or duration of oral mucositis.
Aquavan Injection
Aquavan (fospropofol disodium) Injection (“Aquavan”) is a novel sedative/hypnotic product candidate that is a water-soluble prodrug of a widely-used anesthetic, propofol. We are currently evaluating Aquavan for use as a minimal to moderate sedative during brief diagnostic and therapeutic medical procedures during which patients are lethargic, but are responsive to stimulation and able to maintain their airways. Moderate sedation is generally used in non-invasive procedures lasting under two hours, including, for example, various endoscopy or bronchoscopy procedures, cardiac procedures, biopsies, insertions or removals of lines, tubes or catheters and other minor surgical procedures.
We concluded a randomized, double-blind, multi-center phase 2 dose ranging trial in the fourth quarter of 2005. A pivotal program will be undertaken in 2006 utilizing an initial dose of 6.5 milligrams per kilogram of body weight that will be designed to serve as the basis for FDA registration. We expect to submit an NDA to the FDA for the approval of Aquavan for use in minimal to moderate sedation for brief diagnostic or therapeutic procedures in the first half of 2007.
Early clinical trials with Aquavan, conducted by Guilford, evaluated its use in connection with elective colonoscopy, bronchoscopy, cardiac catheterization and minor surgical procedures. Guilford conducted four Phase 1 clinical studies in Europe in healthy volunteers, one Phase 1 clinical study in the United States and a Phase 2 clinical trial of Aquavan in patients undergoing coronary artery surgery. In November 2003, Guilford announced the results of a Phase 2 adaptive dose ranging study that evaluated Aquavan when used in combination with fentanyl citrate to provide moderate sedation in patients undergoing elective colonoscopy. The analysis of this trial demonstrated that Aquavan provided rapid onset and rapid recovery from sedation in a convenient dosing regimen and was without serious adverse effects. Subsequently, five Phase 3 trials were initiated using a fixed weight based dose of Aquavan with a weight based pre-treatment dose of fentanyl. One study in colonoscopy was completed while the other four were stopped early. The results of these studies indicated that a fixed weigh-based dosing regimen put patients at too deep a level of sedation. Guilford met with the FDA in April 2005 and received an SPA for a phase 2 does-ranging study that utilized a titration-based dosing regimen.
Guilford originally licensed the rights to Aquavan Injection from ProQuest Pharmaceuticals, Inc., a privately held pharmaceutical company based in Kansas, in 2000. In the fourth quarter of 2004, Guilford acquired ProQuest, thereby obtaining an irrevocable, royalty-free, fully-paid, exclusive, worldwide license to the intellectual property rights for Aquavan from the University of Kansas.
Aloxi Injection for the Prevention of PONV
Aloxi (palonosetron hydrochloride) Injection (“Aloxi”) is a potent, highly selective serotonin subtype 3, or 5-HT3, receptor antagonist differentiated by its strong receptor binding affinity and extended half-life and has already been approved for the prevention of CINV. Helsinn Healthcare, the licensor of palonosetron hydrochloride, is conducting phase 3 trials with a goal to seek FDA approval of Aloxi for the prevention of PONV. A special protocol assessment (“SPA”) was agreed to with the FDA and phase 3 trials began in 2005. We expect enrollment to be completed in 2006.
PONV is a common consequence of anesthetic and surgical procedures. Patients undergoing abdominal, gynecological, ear, nose and throat, cardiovascular, and eye surgery are at the highest risk for PONV. If not prevented, PONV can delay discharge from the medical facility, cause hospital re-admissions and increase healthcare costs for patients who undergo surgery. We believe that the (United States) market for the use of 5-HT3 receptor antagonists in PONV is approximately $450-$500 million.

Aloxi Oral Capsule Formulation for the Prevention of CINV
Helsinn Healthcare is evaluating an oral Aloxi capsule (“Aloxi Capsules”) to offer patients and their caregivers a choice of formulations that may provide protection from both acute and delayed CINV. The Aloxi Capsules are currently being evaluated in a phase 3 clinical trial that is expected to complete enrollment by the end of 2006. We estimate that the peak sales potential for all Aloxi formulations in the CINV indication could exceed $500 million in the U.S. depending upon market penetration and acceptance.
Amolimogene (HPV E6 E7 plasmid) (formerly known as ZYC101a)
The goal of treatment with amolimogene (HPV E6 E7 plasmid) is to enhance the natural immune response of a patient infected with human papillomavirus (“HPV”) by allowing the body to produce a substance that is seen as foreign, an HPV antigen, which results in a heightened immune system response to HPV in the patient. The enhanced immune response, in the form of activated cells, is expected to recognize and eliminate the patient’s abnormal growth of cervical tissue, or cervical dysplasia. Amolimogene (HPV E6 E7 plasmid) is a circular form of double-strand DNA, or plasmid DNA, contained within biodegradable poly (lactide-co-glycolide), or PLG, microparticles. This microencapsulation-based formulation of amolimogene (HPV E6 E7 plasmid) facilitates uptake of plasmid DNA by certain antigen-presenting cells (“APCs”). The plasmid DNA is used to produce a protein, fragments of which attach to carrier molecules. This complex migrates to the surface of the APC and is recognized by thymus-derived cells (“T cells”) specific for HPV. These T cells, representing an enhanced immune response, migrate to the cervix and eliminate the HPV positive disease causing cells, thereby enabling the patient to heal.
We are currently developing amolimogene (HPV E6 E7 plasmid) as a treatment for young women with high-grade cervical dysplasia. A phase 2, multicenter, randomized placebo controlled trial of 161 women with high-grade cervical dysplasia was conducted in the United States and Europe. Patients enrolled in this phase 2 trial received an intramuscular injection of amolimogene (HPV E6 E7 plasmid) every three weeks for a total of three doses. Amolimogene (HPV E6 E7 plasmid) was shown to be safe and well tolerated. In a prospectively defined cohort of patients under 25 years of age, the drug promoted resolution of high-grade dysplasia in 70 percent of patients, versus 23 percent in the placebo arm. In all patients, resolution was 43 percent for patients on drug and 27 percent for patients on placebo. In other open label trials, the drug was found to be safe and well-tolerated and disease resolution was observed in a high percentage of young patients. The most frequently observed adverse event in these trials was mild to moderate injection site pain, which was manageable with over the counter analgesics. The first trial in a two-part pivotal program to further assess the safety and efficacy of amolimogene (HPV E6 E7 plasmid) began in 2005 and was designed to become a key part of submissions to regulatory authorities for seeking marketing approval. We expect to complete enrollment in 2006 and a second phase 3 trial is planned to commence at the conclusion of the first trial.
Human Papillomavirus and Cervical Dysplasia Overview
HPV refers to a group of viruses that includes more than 100 different types. More than 30 of these viruses are sexually transmitted and can infect the genital area. The areas include the skin of the penis, vulva, or anus, and the lining of the vagina, cervix, and rectum. Most people who become infected with HPV will not have any symptoms, and the infection will resolve on its own. In the United States, approximately 20 million people are currently infected with HPV. At least 50 percent of sexually active men and women acquire genital HPV infection at some point in their lives. It is estimated that as many as 70 percent of women have had HPV or are currently infected by HPV and that by age 30, at least 80 percent will have acquired genital HPV infection. HPV is the cause of cervical dysplasia.
The three types of cervical dysplasia (also called cervical intraepithelial neoplasia (“CIN”)) are mild, or CIN 1, moderate, or CIN 2, and severe, or CIN 3. Mild dysplasia is by far the most common type. Mild dysplasia is not considered to be a true pre-cancerous disease by many experts, because in about 70 percent of cases the abnormal cervical tissue heals and is replaced by normal tissue over time without any specific medical intervention. However, in a subset of women, mild dysplasia can progress to a more serious disease. Often, moderate and severe types of cervical dysplasia, or CIN 2/3, are grouped together and called high-grade cervical dysplasia.
A diagnosis of CIN 2/3 is based upon cellular changes, or transformation, that leads to sufficiently abnormal cervical cell replication and the generation of a cervical lesion that is deemed a pre-cancerous condition. This diagnosis requires that women be treated to eliminate the lesion and the causative transformed cells, which have the potential to develop into cervical cancer over a long period of time. CIN 2/3 lesions are generally treated by a surgical excision procedure called the loop electrocautery excisional procedure (“LEEP”). This surgical and other CIN 2/3 treatments are associated with efficacy rates of 70 percent to 90 percent. However, these procedures are invasive and can cause a number of short-term and long-term side effects. LEEP places women at risk because it is a surgical procedure and can result in complications such as bleeding, a narrowing of the cervical opening, cervical incompetence, loss of mucous glands, and secondary infertility.

There are two companies developing prophylactic HPV vaccines for the prevention of cervical carcinoma. It is anticipated that the first HPV vaccine will receive regulatory approval by end of 2006. Current data suggests that the efficacy of these vaccines is limited to preventing cervical cancer associated with HPV 16 and 18. These ciral types account for 70% of cervical carcinoma and 55% of CIN2/3. If these vaccines are approved by the FDA, they will not compete directly with amolimogene (HPV E6 E7 plasmid), but over time they may erode the size of the CIN 2/3 market.
ZYC300
Our second immunotherapy compound in clinical development is ZYC300. ZYC300, an encapsulated plasmid encoding a commonly expressed tumor antigen, has completed a phase 1/2a trial in 17 patients with late stage metastatic hematological and solid tumors. The enzyme cytochrome P450 1B1 (“CYP1B1”), is encoded by the ZYC300 plasmid. Data from this trial were selected for oral presentation at the American Society of Clinical Oncology (“ASCO”) 2003 Annual Meeting and demonstrated that ZYC300 was well tolerated and biologically active. During 2006, we plan to begin a clinical trial in patients with solid tumors to further assess the safety and efficacy of ZYC300.
The Immune System and ZYC300
Recent studies, in both human and animal systems, have provided compelling evidence that the immune system can be activated to specifically recognize human tumor cells and kill them. Most attention has focused on T cells as the principal cause of anti-tumor immunity especially in light of findings that tumor-derived proteins function as tumor-associated antigens (“TAA”) and targets for T cells. The demonstration that TAA-specific immune responses can lead to tumor regression has been borne out extensively in animal models and data from clinical trials suggest that this approach is safe, feasible, and potentially effective in humans. Until recently, clinical efforts have been somewhat limited, in part because most tumor antigens are restricted in expression to one or a few tumor types and to a fraction of subjects with these types of tumors. CYP1B1, the enzyme encoded in the ZYC300 plasmid, is widely expressed in human cancer but rarely in normal tissues. Administration of ZYC300 in preclinical studies resulted in anti-tumor T cell responses and results from preclinical toxicity studies warranted clinical development.
A phase 1/2a clinical trial in 17 subjects with advanced malignancies who had failed prior cancer treatments was conducted to test the safety, bioactivity and clinical activity of ZYC300. Each patient was administered ZYC300 intramuscularly every other week for the target number of at least 6 but not more than 12 doses at a fixed dose level. From a safety perspective, ZYC300 was well tolerated. With the exception of a single subject who experienced abscesses at the injection site, no systemic or local toxicity was considered related to treatment with ZYC300, and only mild to moderate localized injection site reactions were observed. From a bioactivity perspective, despite their advanced cancer stage and history of prior chemotherapy treatment, many patients were determined to have an immune response to ZYC300. Increased levels of CYP1B1, or biologic responses, were observed in 46 percent of 13 patients who received more than 6 doses and in 80 percent of the 5 patients receiving 12 doses of ZYC300. From a clinical activity perspective, 3 patients had stable disease following their last dose of ZYC300 and all other patients had progressive disease. Each of the 3 patients who had disease stabilization was an immune responder. Durable clinical response to subsequent chemotherapy was all 6 patients who earlier had demonstrated a biologic response to ZYC300, including 1 complete response that lasted more than twelve months. Only one of the eleven non-biologic responders benefited from subsequent chemotherapy. In summary, the data support proceeding with additional clinical development of ZYC300.
Irofulven for Chemotherapy Treatment of Cancer
Irofulven is a cancer therapy product candidate under development and is part of our family of proprietary cancer therapy compounds called acylfulvenes. Acylfulvenes, including irofulven, are semi-synthetic derivatives of the natural product illudin S obtained from the Omphalotus olearius mushroom. We licensed rights to the entire class of acylfulvene agents, including irofulven, from the Regents of the University of California in 1993.
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
We believe irofulven has a unique mechanism of action that makes it well suited for study in refractory patient populations and in combination with other cancer therapies. Preclinical data and clinical data demonstrate irofulven’s activity against tumors that are known to be resistant to other therapies. Preclinical studies have also demonstrated the additive or synergistic effect of irofulven with a number of marketed cancer therapies. Therefore, we believe that pursuing development paths in refractory cancers and in combination with other cancer therapies is warranted. Preclinical toxicology studies in rats and dogs and initial clinical data from the dosing of over 1,000 cancer patients with irofulven have demonstrated that irofulven is adequately tolerated as a chemotherapeutic compound and its side effects are reversible. The primary dose-limiting side effect has been bone marrow suppression, usually observed as decreased blood platelet or white cell counts. Other drug-related side effects have been nausea, vomiting, visual disturbances and fatigue. Bone marrow suppression has been controlled through dose adjustments or treatment delays to allow recovery of platelet or white cell counts. Nausea and vomiting are prophylactically controlled with standard, currently available treatments. Visual disturbances and fatigue are managed by dose adjustments and are generally reversible after discontinuation of treatment.
To obtain marketing approval for irofulven in the United States, pivotal registration trials would need to be successfully completed and submitted to the FDA. Phase 3 trials typically use survival as the primary endpoint, compared to a randomly determined control group and have a higher number of enrolled patients than in earlier phases.
Irofulven Single Agent Trials
We conducted single agent phase 1 dose-ranging trials using daily and intermittent weekly administration of irofulven to determine recommended dose amounts for subsequent trials. Late-stage cancer patients who were refractory to other chemotherapies enrolled in these trials and clinical activity was demonstrated in addition to determining dose amount and schedule for subsequent trials. Based on these results, we tested irofulven in a variety of phase 2 solid tumor trials. We initially chose to investigate prostate, liver, ovary and pancreas cancers because anti-cancer activity of irofulven has been observed in each of these trials, including objective tumor shrinkage.
Irofulven Combination Trials
We believe that an advantage of combination therapy is the potential to achieve enhanced anti-cancer benefit with an acceptable side effect profile compared to either agent used alone. Because irofulven has a unique mechanism of action, retains activity against tumors that are known to be resistant to other cancer therapies and in preclinical trials demonstrated additive or synergistic effects in combination with a number of marketed chemotherapies, we are conducting drug combination trials with irofulven. The first clinical step in exploring combination therapy is to conduct phase 1, dose-ranging trials to determine the maximum tolerated dose of both drugs together. We have completed phase 1 trials of irofulven in combination with each of irinotecan, cisplatin, docetaxel, capecitabine, gemcitabine and oxaliplatin. Phase 2 trials of irofulven in combination with other chemotherapies, such as capecitabine and oxaliplatin are ongoing.
Other Acylfulvene Analogs
In addition to irofulven, we have obtained license rights to acylfulvene analogs. The synthesis and the initial biological testing of over 200 of these analogs has been performed at the University of California, San Diego (“UCSD”). At UCSD, both in vitro and in vivo anti-tumor activity has been demonstrated for a significant number of the acylfulvene analogs. Further in vitro and in vivo testing of some of these analogs by the NCI and by us has confirmed potent, broad spectrum anti-tumor activity. The broad-spectrum anti-tumor activity of the acylfulvene analogs suggests that this class of compounds has the potential to produce additional clinical development candidates. We are currently evaluating selected analogs for further preclinical development.
GCP II Inhibitor Compounds
N-Acetylated-Alpha-Linked-Acid-Dipeptidase (“NAALADase”), also known as glutamate carboxypeptidase II (“GCP II”), is a membrane-bound enzyme found in the central and peripheral nervous system and is believed to play a role in modulating the release of glutamate, one of the brain’s most common chemical messengers. During conditions of acute injury or chronic disease, there may be a large increase in the release of glutamate that incites a cascade of biochemical events, ultimately leading to cell injury or death. Our GCP II inhibitor program is aimed at developing a commercial drug to block excessive glutamate release. Our GCP II inhibitors appear to normalize pain sensitivity, attenuate nerve conduction deficits and prevent histopathological degeneration in several animal models of diabetic and chemotherapy-induced neuropathy and neuropathic pain.
We are currently pursuing the development of GPI 5693, one of our GCP II inhibitor compounds that has completed a single Phase 1 clinical trial, for the treatment of chemotherapy-induced neuropathy.
PARP Inhibitor Compounds
Poly(ADP-ribose) polymerase (“PARP”), is an abundant nuclear enzyme that plays a significant role in facilitating DNA repair and maintaining genomic integrity. In cancer treatment, PARP activity is believed to enable tumor cells to counteract the chemotherapy and radiation therapy by repairing the resulting DNA damage. In animal testing, PARP inhibition enhances the activity of radiotherapy as well as a wide spectrum of chemotherapeutic agents. In ischemia, over-activation of PARP mediates necrosis by depleting nicotinamide adenine dinucleotide and adenosine triphosphate. In animal testing, PARP inhibition provides neuroprotection in stroke and myocardial ischemia models.

We have synthesized several families of potent small molecule PARP inhibitors. Recently, two candidate compounds were selected for clinical development. Both are orally bioavailable, highly brain penetrable and increase the efficacy of various chemotherapies in preclinical cancer models.
GPI 1485
History of GPI 1485
GPI 1485 is an investigational new drug that belongs to a class of small molecule compounds called neuroimmunophilin ligands (“NILs”). Scientists from Johns Hopkins University (“JHU”) discovered that commonly used immunosuppressive drugs can promote nerve growth. Guilford licensed patent rights relating to this research from JHU and as a result of this basic research discovered GPI 1485 and many other proprietary NILs. In pre-clinical experiments, these NILs were shown to repair and regenerate damaged nerves without affecting normal, healthy nerves.
Current Clinical Status
Guilford initiated a Phase 2 clinical study of GPI 1485 in Parkinson’s disease in November 2002, following the termination of a corporate partnership with Amgen that tested GPI 1485 for the same indications but did not meet its primary endpoint. The trial was designed to detect the loss of dopamine transporters. During the first quarter of 2004, Guilford began a second Phase 2 clinical trial studying the use of GPI 1485. This trial was conducted in patients undergoing a nerve sparing prostatectomy, because GPI 1485 showed efficacy in pre-clinical and animal models of post-prostatectomy erectile dysfunction (“PPED”). The Parkinson’s trial was concluded and the PPED trial analysis will be evaluated in July 2006. In March 2006, we were advised by Symphony Neuro Development Company (“SNDC”), the licensee of GPI 1485 and the sponsor of the trials, that the Parkinson’s disease trial failed to meet its primary endpoint.
Symphony Neuro Development Company
In June 2004, Guilford licensed its rights in the United States to GPI 1485 to SNDC in the following four disease states: Parkinson’s disease, traumatic nerve injury, including PPED, HIV-related peripheral neuropathy and HIV-related dementia. SNDC agreed to invest up to $40.0 million to advance GPI 1485 through its current clinical programs in those disease states. In addition, Guilford issued to SNDC’s investors five-year warrants to purchase 1.5 million shares of our common stock at $7.48 per share. When we acquired Guilford, these warrants became warrants to purchase 165,447 shares of our common stock at $57.62 per share. SNDC’s investors granted Guilford an exclusive option to purchase SNDC. Due to our acquisition of Guilford, we may exercise this option at our sole discretion until March 31, 2007, at an exercise price of $85.6 million as of December 31, 2005, and incrementally increasing to $119.8 million by March 2007. If we exercise the option, we will regain the rights that we licensed to SNDC. We have concluded that we will not exercise the option.
While the clinical trials with GPI 1485 were ongoing, we provided certain product development services to RRD International, LLC (“RRD”), the manager of the clinical trials for SNDC. Under this arrangement, we provided SNDC with manufacturing, process development, toxicology, patent and regulatory affairs services. During 2005, we and Guilford were reimbursed $1.3 million for this work by SNDC (representing $1.1 million reimbursed during 2005 prior to our acquisition of Guilford and $0.2 million reimbursed to us subsequent to the acquisition). We expect to provide only minimal services to SNDC under this arrangement during the remainder of 2006, as SNDC completes activities related to the trials.
Dopascan Injection
Dopascan Injection (“Dopascan”) is a product candidate that is intended to measure dopamine transporter binding to diagnose and monitor the degree of Parkinson’s disease, a disease that affects more than one million patients in the United States. Dopascan is administered to patients intravenously and allows an attending physician to obtain images and measure the density of dopamine transporters in the patient’s brain, which are highly concentrated in a specialized area of the brain and which are significantly decreased in patients with Parkinson’s disease. We license exclusive patent rights to Dopascan from the Research Triangle Institute (“RTI”) in Research Triangle Park, North Carolina.
We currently do not have a clinical development program for Dopascan in the United States, and therefore do not expect to be applying to the FDA to market and sell Dopascan. We have international development partners that are currently conducting research.
MG98 and Small Molecule DNA Methyltransferase Inhibitor Programs
In August 2000, as part of our strategy to expand our portfolio of marketed and development stage anti-cancer products, we entered into an exclusive license, research and development agreement with MethylGene Inc. (“MethylGene”) for North America rights to its proprietary anti-cancer product candidate MG98 and MethylGene’s DNA methyltransferase small molecule inhibitor program. Included within our license rights is a United States patent on a method for reversing the tumor-causing state of a cell by administering an agent that corrects an aberrant methylation pattern in the DNA of the cell. In amendments to the license agreement with MethylGene, they acknowledged full satisfaction of our then current payment obligations and suspended further payment obligations by us pending completion by MethylGene of a planned clinical trial with MG98. Rights to the small molecule inhibitor program have reverted back to MethylGene. If we resume MG98 development, our financial responsibilities related to MG98 under the license agreement with them would also resume.
Sales and Marketing
We believe that for successful commercialization of our products, our commercial management group, including the sales and marketing functions, must be integrated from the moment we identify a product candidate for possible acquisition and development. In this manner, factors that are important throughout the entire life cycle of a product can be appropriately managed. From initial sales forecasting, to market research, to brand strategy, to advocate development, our commercial development function prepares our product candidates for transition to our product marketing group. Our marketing group is responsible for additional market research, brand strategy and tactics, marketing programs, design and production of promotional materials and analysis of market performance. We use a variety of marketing programs to reach our targeted audiences, including distribution of product-specific brochures in face-to-face meetings and direct mailings, exhibits at select medical meetings and journal advertising. In addition, preparations are underway for a targeted direct-to-consumer advertising campaign for Aloxi for CINV. This direct-to-consumer advertising campaign is planned to roll out in the second quarter of 2006.
We currently promote our products in the United States using our 92-person oncology-focused sales organization and our 76-person acute care focused sales organization. Specifically, these promotion activities are directed to physician specialists, plus associated nurses, pharmacists, practice managers and support staff. As is common in the pharmaceutical industry, our domestic product sales are made to pharmaceutical wholesalers, including specialty oncology distributors, for further distribution to the ultimate consumers of our products.
We had three customers, Oncology Supply, McKesson Drug OTN, and US Oncology Specialty, who each individually accounted for more than 10 percent of our revenue in 2005. In total, these three customers accounted for 74 percent of our 2005 revenue.
We use international collaborations to develop and/or commercialize our products outside the United States. We describe those collaborations below in the section entitled “International Research, Development and Commercialization Agreements.”
Research and Development
We maintain active drug development programs for our product candidates and commercialized products. Current drug development efforts are primarily focused on Dacogen, Aquavan, amolimogene (HPV E6 E7 plasmid), Saforis, irofulven and Aloxi products. Earlier stage drug candidates, ZYC300, GPI 5693, and PARP inhibitors, are also being developed internally. We also participate in post-marketing trials to support the continued commercialization of our marketed products and we seek product candidate acquisitions in order to expand our development pipeline. With the MGI Biologics (formerly known as Zycos, Inc.) and MGI GP acquisitions, we have expanded our research and development capabilities to include biologics (the Zycos platform) and small molecule (PARP, GCP II programs) capabilities. This will add the competencies of targeted basic research and traditional drug discovery activities to our research and development organization. It is our intent to focus our research in a disciplined manner to control our expenses and mitigate the risk due to product failure. Currently we employed 201 associates in research and development, which includes 41 associates in research and 160 associates in development activities.
We have incurred significant research and development costs in the past and believe that substantial capital resources will be required to support current and future development programs. We spent approximately $70.9 million in 2005, $62.6 million in 2004, and $50.1 million in 2003 on research and development. For the years ended December 31, 2005, 2004, and 2003, 0.1 percent, 51 percent, and 62 percent, respectively, of our research and development expense was attributable to license/milestone payments. Funding for research and development is expected to come from internally generated funds, joint ventures, strategic alliances or other sources of capital, including equity or debt offerings.
Successful drug development requires a broad spectrum of scientific, clinical and product development expertise. As part of our strategy, we conduct research directed towards the lifecycle management of drugs and drug candidates in our current pipeline, as well as research focused on drug candidates that will address areas of defined medical need in the areas of oncology and acute care. We believe this combined approach will substantially increase our profitability margins in the long term and reduces risk related to early stage drug discovery in the short term.
We manage the clinical development of product candidates by selectively outsourcing certain activities. We have in-house targeted research, preclinical, clinical, product and formulation development, data management, biostatistics, medical writing, safety, quality and regulatory capabilities, which allows us to manage clinical trials, monitor adverse drug experience reporting, and file new drug applications with regulatory bodies. We outsource other development activities, such as certain laboratory projects, conduct of certain preclinical studies, production of clinical supplies and certain aspects of clinical trial conduct. We expect to continue to contract with third parties until it is necessary and economical to add these capabilities internally.

Technology In-licensing Agreements
Aloxi Products
In April 2001, we obtained from Helsinn Healthcare SA (“Helsinn”) the exclusive oncology license and distribution rights for Aloxi in the United States and Canada. Aloxi is a differentiated 5-HT3 receptor antagonist for the prevention of CINV. Under the terms of the agreement, we have made an aggregate of $38 million in license initiation and milestone payments as of December 31, 2005. We have also agreed to pay royalties and supply fees based on net sales revenues.
We expanded our agreement with Helsinn in November 2003 to include rights for PONV application of Aloxi and Aloxi Capsules and extended the term through December 31, 2015. Under the terms of the expanded agreement, we have made an aggregate of $25.0 million in initial and milestone payments as of December 31, 2005. We expect to make additional payments totaling $22.5 million over the course of the next several years upon achievement of certain development milestones including the approvals of Aloxi for prevention of PONV and Aloxi Capsules in the United States. We will also pay royalties and product supply fees based upon net sales. Helsinn will continue to fund and conduct all development of Aloxi products for the new applications and will supply finished product for commercialization.
Gliadel Wafer
In March 1994, Guilford entered into an agreement, the Gliadel Agreement, with Scios Inc. (“Scios”) pursuant to which Guilford licensed from Scios exclusive worldwide rights to numerous U.S. patents and patent applications and corresponding international patents and patent applications for polyanhydride biodegradable polymer technology for use in the field of tumors of the central nervous system and cerebral edema. Gliadel is covered under this license by two U.S. patents and certain related international patents and patent applications. The patent rights in the U.S. will expire in 2006. In April 1994, Scios assigned all of its rights and obligations under the Gliadel Agreement to MIT. We have exclusive worldwide rights to the technology for brain cancer therapeutics, subject to certain conditions, including a requirement to perform appropriate pre-clinical tests and file an Investigational New Drug Application (“IND”) with the FDA within 24 months of the identification of a drug-polymer product having greater efficacy than Gliadel.
Under the Gliadel Agreement, we are obligated to pay a royalty of 4% on all net product revenue incorporating the technology covered by the agreement, as well as 25% of all proceeds from sublicensees and 4% of proceeds from corporate partners. For a particular country, our obligation to pay a royalty on net revenue expires upon the later to occur of (i) the expiration of the relevant patent rights in such country or (ii) 15 years after the first sale of a commercial product derived from the licensed technology in such country. For the year ended December 31, 2005, we incurred a total of approximately $0.3 million in royalty expense to MIT under this license agreement. This amount represents royalty expense on account of Gliadel wafer product sales from October 2005 through December 2005 (following our acquisition of Guilford). Prior to our acquisition of Guilford, they incurred $1.0 million of royalty expense from January 2005 through September 2005.
Each party may terminate the agreement if the other party materially breaches the agreement, subject to prior notice to and an opportunity to cure by the offending party. Additionally, we may terminate the agreement at any time with six months prior written notice to MIT. Upon termination of the agreement (other than because of a material breach by MIT) all license rights revert to MIT, subject to our limited right to use the licensed technology for a 90-day transition period following termination of the agreement. Although we believe that we can comply with our obligations, our failure to perform these obligations could result in losing our rights to new polymer-based products.
Hexalen Product Purchase Agreement
In November 2000, we purchased certain assets and assumed certain liabilities related to the Hexalen business from MedImmune (Oncology), Inc. Hexalen is an orally administered anticancer drug that is approved for treatment of ovarian cancer in patients with persistent or recurrent disease following first-line therapy with a cisplatin and/or alkylating agent-based combination chemotherapy in the United States and a number of other countries. We purchased worldwide rights subject to existing distribution agreements for territories outside the United States. The purchase price of $7.2 million has been fully paid and royalties are due on net sales or distribution margins.
Dacogen Injection
In September 2004, we obtained exclusive worldwide rights to the development, commercialization, manufacturing and distribution of Dacogen for all indications from SuperGen, Inc. Dacogen is SuperGen’s investigational anti-cancer therapeutic that is currently in development for the treatment of patients with MDS. In September 2005, the Company received an Approvable Letter from the FDA for Dacogen. While an Approvable Letter is a significant step in the drug approval process, approval from the FDA is still required to market the product. In November 2005, the Company submitted its Approvable Letter response to the FDA and the FDA accepted this response with a PDUFA date of May 15, 2006. The PDUFA date is the date by which the FDA aims to render a decision on a new drug application. Also in November 2005, the Company withdrew its MAA with the EMEA. The Company will continue to work with the European regulatory authorities to determine the information required to support a resubmission of the MAA. Under the terms of our agreement with SuperGen, we paid $40 million to SuperGen and we incurred $1.1 million of transaction fees, including legal and accounting fees. We received four million shares of SuperGen, Inc. that were valued at $24.4 million on the purchase date and are reported as an available-for-sale equity security. The difference between total consideration ($41.1 million) and the fair value of the equity investment ($24.4 million) of $16.7 million was recorded as research and development expense in the third quarter of 2004. We expensed a total of $12.5 million in milestone obligations during 2004 for: (1) the filing of the NDA for Dacogen with the FDA and (2) a MAA filing with the EMEA. We expect to make additional milestone payments totaling $32.5 million upon achievement of the following milestones: (1) $20 million upon first commercial sale of Dacogen in the United States, and (2) $12.5 million for regulatory and commercialization milestones in Europe and Japan. Subject to certain limitations, we will also pay SuperGen 50 percent of certain revenue payable as a result of our sublicensing rights to market, sell or distribute Dacogen, to the extent such revenues are in excess of the milestone payments. In addition, SuperGen will receive a royalty on annual worldwide net sales of licensed products starting at 20 percent and escalating to a maximum of 30 percent. We also committed to fund at least $15 million of further Dacogen development costs by September 1, 2007, of which all had been incurred by December 2005.
Aquavan Injection
In March 2000, Guilford entered into a license agreement with ProQuest Pharmaceuticals, Inc. (“ProQuest”) that granted Guilford exclusive worldwide development and commercialization rights to Aquavan. In the fourth quarter of 2004, Guilford acquired ProQuest, thereby superseding the license agreement and obtaining an irrevocable, royalty-free, fully-paid, exclusive, worldwide license to the intellectual property rights for Aquavan from the University of Kansas.
Dopascan Injection
We hold exclusive worldwide rights to Dopascan pursuant to a license agreement with RTI (the “RTI Agreement”) that was entered into in 1994 by Guilford. The RTI Agreement grants us rights to various U.S. and international patents and patent applications relating to binding ligands for certain receptors in the brain that are or may be useful as dopamine neuron imaging agents. Dopascan and certain related precursors and analogues are covered by U.S. patents that expire in 2009, as well as certain related international patents and patent applications. Pursuant to the RTI Agreement, Guilford has reimbursed RTI for approximately $0.8 million of certain past, patent-related expenses and as annual payments to support mutually agreed-upon research that was conducted at RTI through March 1999. We are obligated to pay RTI a royalty of 6.5% of gross revenues we receive from products derived from the licensed technology and from sublicensee proceeds and to make minimum royalty payments following the first commercial sale of such products of $15,000, $30,000 and $60,000 during each of the first, second and each successive year thereafter, respectively. We must use commercially reasonable efforts to develop products related to the licensed technology and to meet certain performance milestones. No payments to RTI were required in connection with meeting these performance milestones as of December 31, 2005.
The license agreement expires on the date of expiration of the last patent licensed under the agreement or upon 120 days written notice by either party to the other. The parties also may terminate the license agreement for cause upon a material breach or default by the other party, subject to prior notice to and an opportunity to cure by the offending party. Upon termination of the license agreement by RTI for cause, all licensed rights revert to RTI, subject to our limited right to use the licensed technology for a six-month transition period following termination of the license agreement. Accordingly, our failure to perform our obligations under the RTI Agreement in the future could result in termination of the license, and loss of our right to use this technology.
We do not currently plan to commercialize Dopascan in the United States, but have licensed Dopascan to Molecular Neuroimaging LLC (“MNI”) for use in combination with testing certain experimental treatments.
We have also entered into a sublicense agreement with Daiichi Radioisotope Laboratories (“DRL”) for the development and commercialization of Dopascan in Japan, Korea and Taiwan.
GPI 1485/Neuroimmunophilin Ligand Program
Guilford entered into a series of exclusive worldwide license agreements with John Hopkins University (“JHU”) regarding patents covering the neurotrophic use of NILs. In addition to an up-front payment of $70,000, the agreements require us, among other things, to: (1) reimburse JHU for costs associated with preparing, filing, maintaining and prosecuting their patents, (2) pay an annual maintenance fee of $5,000, (3) make milestone payments of $100,000 upon the first U.S. IND for a licensed product and $200,000 upon the first FDA approval for commercial sale of a licensed product, (4) pay a royalty of 3% on net revenue from licensed products and of 2% on any proceeds we receive from sublicenses of licensed products, and (5) expend at least $100,000 per year to develop the licensed products. No milestone payments have yet been paid by us under the agreements. Amgen, our former corporate partner for the NIL program, paid a milestone payment of $100,000 to JHU upon receipt of the first U.S. IND for a licensed product.

Each agreement partially expires with respect to a particular country on the date of expiration of the last patent licensed in that country, or if no patents have been issued in that country, in 2018. The parties also may terminate each agreement for cause upon a material breach or default by the other party, subject to prior notice to and an opportunity to cure by the offending party. In the event of termination of these agreements, we would lose our rights to use the licensed technology.
In June 2004, Guilford licensed its rights in the United States to GPI 1485 to SNDC in the following four disease states: Parkinson’s disease, peripheral nerve injury, including PPED, HIV-related peripheral neuropathy and HIV-related dementia. SNDC agreed to invest up to $40.0 million to advance GPI 1485 through its current clinical programs in those disease states. SNDC’s investors granted us an exclusive option to purchase SNDC. With the acquisition of MGI GP, we may exercise this option at our sole discretion at any time until March 31, 2007, at an exercise price starting at $85.6 million in December 2005 and incrementally increasing to $119.8 million by March 2007. If we exercise the option, we will regain the rights that we licensed to SNDC. We have concluded that we will not exercise the option. For a more complete description of the clinical trials with GPI 1485, see the section above entitled, “Products Under Development / GPI 1485.”
Acylfulvenes, Including Irofulven
In August 1993, we entered into an exclusive license agreement with the Regents of the University of California. Under the agreement, the university granted to us an exclusive, worldwide, royalty-bearing license for the commercial development, manufacture, use and sale of acylfulvene analogs, methods of synthesizing acylfulvene analogs and methods of treating tumors using acylfulvene analogs. We have been developing irofulven under this license. We paid the university an initial license fee upon execution of the agreement and agreed to pay license maintenance fees on each anniversary of the execution of the agreement until we submit the first NDA relating to the analogs to the FDA. In addition, we make development milestone payments prior to commercialization of the product. We have also agreed to pay royalties on net sales revenues, subject to annual minimum requirements. Through December 31, 2005, we have made approximately $950,000 in cash payments to the university under this agreement. Unless earlier terminated by the parties, the term of the agreement extends until the later of: (a) the expiration of the last-to-expire patent we have licensed; or (b) ten years from the date of the first commercial sale of products developed from the acylfulvene analogs.
International Research, Development and Commercialization Agreements
We have entered into various agreements with international companies to further develop, commercialize, and distribute certain of our products in markets outside of the United States. Distributors are required to obtain local authorizations in connection with the import/export and distribution of product in their designated territory. We receive product supply payments and may receive distribution initiation fees.
Manufacturing
Except for Gliadel, which is manufactured in-house, our marketed and development-stage pharmaceuticals are manufactured under agreements with third-party manufacturers. Our manufacturing and quality assurance personnel authorize, audit and approve virtually all aspects of the manufacturing process. In-process and finished product inventories are analyzed through contract testing laboratories and the results are reviewed and approved by us prior to release for further processing or distribution. We intend to carry an approximate six-month inventory of each of our marketable products.
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
Salagen Tablets
Pilocarpine hydrochloride, the active pharmaceutical ingredient for the manufacture of Salagen, is obtained under an exclusive supply and license agreement with Merck KgaA. The exclusive term of this agreement ends on December 31, 2007, and may be extended for additional five-year terms unless earlier terminated by the parties. Upon termination of the exclusive term, the agreement may continue for an indefinite period on a non-exclusive basis. The refined raw material is a semi-synthetic salt of an extract from plants grown and processed exclusively on carefully managed plantations in South America. We believe that the supply of pilocarpine hydrochloride is adequate for the foreseeable future. Salagen is currently manufactured for us by Patheon Inc. The initial term of the Patheon agreement was four years, with automatic renewal periods of three years. While this agreement may be terminated by either party upon three years’ written notice, neither party has provided notice.

Gliadel Wafer
We manufacture Gliadel using a proprietary process at our facility in Baltimore, Maryland, which includes areas designated for packaging, quality assurance, laboratory and warehousing. This facility enables us to produce up to 12,000 Gliadel treatments (each consisting of eight wafers) annually. We have a second clean room at this facility that we estimate would potentially allow us to increase our annual manufacturing capacity to 20,000 treatments or provide backup manufacturing capability if the first clean room facility is unable to be utilized. We are currently manufacturing Gliadel at 28% of capacity of the primary facility per year, and therefore believe that our capacity to manufacture Gliadel will satisfy patient demand for the product.
We believe that the various materials used in Gliadel are readily available and will continue to be available at reasonable prices. We have an adequate supply of BCNU to meet the demand we expect for the product. Nevertheless, failure of any of our suppliers to provide sufficient quantities of raw material for Gliadel in accordance with the FDA’s current Good Manufacturing Practice (“cGMP”) regulations could cause delays in our ability to sell Gliadel.
Hexalen Capsules
Pharmaceutical grade altretamine for the manufacture of Hexalen is obtained from Heumann Pharma GmbH, a wholly owned subsidiary of Pfizer. Heumann Pharma supplies the bulk active drug substance pursuant to an agreement that we assumed. Hexalen is currently manufactured pursuant to an agreement with AAIPharma Inc. that expires October 1, 2009 (five-year initial term). Absent written notice of termination by either party at least one year in advance of a renewal date, the term of the agreement is automatically renewed for two-year periods on the renewal date.
Aggrastat Injection
We have entered into an exclusive supply agreement with Merck for the manufacture and supply of the active pharmaceutical ingredient for Aggrastat. Aggrastat is sold in 100 ml and 250 ml pre-mixed bags and 50 ml vials. We have an agreement with Baxter Healthcare Corp. (“Baxter”) to supply us with the pre-mixed bags of Aggrastat until July 2009. Under this agreement, we are required to make minimum annual purchases from Baxter. We have also identified a supplier to provide vials of Aggrastat. We expect to have an adequate supply of pre-mixed bags and vials of Aggrastat to meet existing demand for at least the next 12 months.
Development-Stage Pharmaceuticals
Dacogen injection
We entered into a contract with Ferro Pfanstiehl Laboratories, Inc., a wholly owned subsidiary of Ferro Corporation, to produce decitabine, the active pharmaceutical ingredient in Dacogen. We renegotiated assignment of the Ferro Pfanstiehl Drug Substance Validation and Supply Agreement from SuperGen to us effective May 11, 2005. The initial term of the supply agreement will be seven years following each of the initial marketing authorizations in the United States and the European Union. The supply agreement will automatically extend for two-year periods in successive years following the initial term unless otherwise terminated under mutually acceptable terms and conditions. Ferro Pfanstiehl has the capacity to manufacture the worldwide requirements of decitabine. Dacogen is a sterile lyophilized drug product in a single-dose vial, and is manufactured by Pharmachemie B.V. We have negotiated a supply agreement with Pharmachemie effective July 6, 2005 (five-year initial term). The terms of the agreement shall automatically extend for successive one-year periods, unless either party provides to the other party written notice of termination. Such notice shall be given in writing at least 90 days prior to the end of the five- or one-year period.
As a regular part of our business, we establish contract manufacturing arrangements for our development-stage pharmaceuticals. These arrangements include purchase orders, supply agreements, and development-scale manufacturing contracts.
Intellectual Property Rights
Patents
     We rely on patent rights, orphan drug designation, trade secrets, trademarks, and nondisclosure agreements to establish and protect our proprietary rights in our products and product candidates in both the United States and selected foreign jurisdictions. As of December 31, 2005, we owned or had licensed rights to more than 315 U.S. patents and more than 350 foreign patents. In addition, we owned or had licensed more than 1,000 pending applications worldwide. The following charts identify the number of patents and patent applications that protect or relate to our marketed products, product candidates and significant research programs, and whether those patents or patent applications are issued (or filed) in the United States or internationally, whether they are owned by us, licensed to us, or both owned and licensed, the earliest date on which those patents begin to expire, and if the technology is protected by orphan drug designation or other regulatory provisions providing marketing exclusivity.

United States Patent Portfolio

	# of	# of pending patent	Owned by us, licensed to us	Earliest date of patent expiration /
Technology	Patents	applications	or both owned and licensed	other regulatory protection
Aloxi® Injection and Capsules (1)	1	—	Licensed	2010
Gliadel® Wafer (2)	2	—	Licensed	2006 / orphan drug protection
Salagen® Tablets	—	—
Hexalen® Capsules	—	—
Dacogen® Injection	—	1	Licensed	Orphan drug
Saforis™ Powder for Oral Suspension	3	1	Owned and licensed	2013
Amolimogene (HPV E6 E7 plasmid)	10	7	Owned and licensed	2016
Aquavan® Injection	2	6	Owned and licensed	2018
Irofulven	3	—	Licensed	2012
GPI 1485	5	8	Owned and licensed	2015
Dopascan® Injection	10	5	Licensed	2009
MG98	7	4	Licensed	2013
ZYC300	8	7	Owned and licensed	2016
Other acylfulvene analogs	18	4	Licensed	2016
GCP II Inhibitors	43	11	Owned	2016
PARP Inhibitors	21	9	Owned and licensed	2017

(1)	The FDA published a notice of determination of the regulatory review period for Aloxi in the Federal Register on February 2, 2006. This determination, subject to a review period, grants Aloxi five years of additional marketing exclusivity under the Hatch-Waxman Act.

(2)	Gliadel was awarded orphan drug exclusivity until February 2010, for the treatment of patients with newly diagnosed malignant glioma as an adjunct to surgery and radiation.
International Patent Portfolio

	# of	# of pending patent	Owned by us, licensed to us	Earliest date of patent expiration /
Technology	Patents	applications	or both owned and licensed	other regulatory protection
Aloxi® Injection and Capsules (1)	1	—	Licensed	2011
Gliadel® Wafer	36	—	Licensed	2007
Salagen® Tablets	—	—
Hexalen® Capsules	—	—
Dacogen® Injection	—	—	Licensed	Orphan Drug
Saforis™ Powder for Oral Suspension	—	15	Owned and licensed	Pending
Amolimogene (HPV E6 E7 plasmid)	21	34	Owned and licensed	2016
Aquavan® Injection	5	70	Owned and licensed	2019
Irofulven	31	—	Licensed	2013
GPI 1485	7	54	Owned and licensed	2015
Dopascan® Injection	36	11	Licensed	2009
MG98	2	2	Licensed	2013
ZYC300	27	35	Owned and licensed	2016
Other acylfulvene analogs	88	35	Licensed	2017
GCP II Inhibitors	24	71	Licensed	2017
PARP Inhibitors	4	15	Owned	2018

(1)	In April 2001, we obtained from Helsinn Healthcare SA (“Helsinn”) the exclusive license and distribution rights for Aloxi in Canada. Helsinn retained all other non-US license and distribution rights for Aloxi.
The term of a U.S. patent issued from an application filed before June 8, 1995 is the longer of 17 years from its issue date or 20 years from its effective filing date. The term of a U.S. patent issuing from an application filed on or after June 8, 1995 is 20 years from its effective filing date. The Drug Price and Competition and Patent Term Restoration Act of 1984, the Generic Animal Drug Act, and the Patent Term Restoration Act generally provide that a patent relating to, among other items, a human drug product, may be extended for a period of up to five years by the U.S. Commissioner of Patents and Trademarks if the patented item was subject to regulatory review by the FDA before the item was marketed (commonly referred to as a Hatch-Waxman extension). Under these acts, a product’s regulatory review period (which consists generally of the period from the time when the exemption to permit clinical investigations becomes effective until the FDA grants marketing approval for the product) forms the basis for determining the length of the extension an applicant may receive. In addition, a patent term can be extended for an additional six months in the U.S. if the applicant performs additional testing in the pediatric population, as requested by the FDA. There can be no assurance that the term of any issued patents will be extended. In addition, no grant of patent term extension will prevent a challenge to the underlying patent’s validity or a judicial finding that the underlying patent infringes on the rights of any third party.

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
Trademarks
The following chart summarizes the rights that we have to use various trademarks both in the United States and in selected foreign jurisdictions:
Rights in the United States

Trademark	Owned or Licensed	Registered
Aloxi	Licensed
Salagen	Owned
Hexalen	Owned
Saforis	Owned	(pending)
Dacogen	Licensed	(pending)
Gliadel	Owned
Aquavan	Owned
Dopascan	Owned
UpTec	Owned
Rights in Selected Foreign Jurisdictions

Trademark	Owned or Licensed	Registered
Aloxi	1, licensed
Salagen	29, owned
Hexalen	43, owned
Saforis	2, owned	(pending)
Dacogen	3, licensed
Gliadel	35, owned
Aquavan	3, owned
Dopascan	22, owned
UpTec	1, owned

Competition
The pharmaceutical industry is highly competitive, and participants compete primarily on product performance and pricing. Many members of the industry have greater resources than we do, providing them with potentially greater flexibility in developing and marketing their products. While we will seek to protect our products from direct competition through filing patents, seeking marketing exclusivity under the Orphan Drug Act, and maintaining technical information as trade secrets, there is no way to protect us from competition from products with different chemical composition or products made using different technology. There can be no assurance that we will be successful in our plan to gain product specific protection for each of our pharmaceuticals or that developments by others will not render our products noncompetitive or obsolete.
Aloxi is the fourth 5-HT3 antagonist approved for marketing in the United States. Further, there is no certainty that the patent protection afforded palonosetron hydrochloride will be effective in keeping generic equivalents from entering the market. Patent protection for Zofran (ondansetron), a major competing product, will expire in 2006. This will allow for the introduction of a generic 5-HT3 inhibitor, which could affect sales of all branded 5-HT3 inhibitors including Aloxi. At the end of 2007, it is anticipated that generic Kytril (granisetron) may be available.
With respect to Gliadel, we are aware of several competing approaches for the treatment of malignant glioma, including traditional systemic chemotherapy, radioactive seeds, radiation catheters, TEMODAR Capsules, which is a chemotherapy product manufactured by Schering Corporation and other experimental protocols. Furthermore, our patent protection for Gliadel ends in August 2006. The FDA has granted us market exclusivity for marketing Gliadel for malignant glioma at the time of initial surgery until February 2010. Regardless, after August 2006 when our patent protection expires, others may try to copy the wafer and enter the market as a generic drug through applicable FDA procedures.
In May 2004, Vidaza (azacitidine) was approved by the FDA as the first drug to be approved for the treatment of MDS. In December 2005, the FDA also approved lenalidomide for treatment of patients categorized as low- or intermediate-1 risk MDS patients. Initial shipments of lenalidomide commenced in early 2006. If Dacogen is also approved for treatment of MDS, it will compete directly with azacitidine and lenalidomide.
Competition in the markets for Salagen intensified during 2005 because, beginning in December 2004, generic 5 milligram pilocarpine hydrochloride tablets entered the United States markets where Salagen competes. The introduction of these competing, generic products has resulted in a significant decline of Salagen sales from 2004 sales of $29.3 million in the United States to 2005 sales of $9.9 million. We expect a continued decline in the sales of Salagen in 2006. As a result of competing, generic products, we suspended direct promotion of Salagen.
With respect to Aggrastat, there are two other competing GP IIb/ IIIa inhibitors: Integrilin Injection (“integrilin”) and ReoPro (abciximab). ReoPro, marketed by Eli Lilly, was the first GP IIb/ IIIa inhibitor to come to market and is used predominantly at the time of percutaneous coronary intervention (“PCI”). Currently, Integrilin, marketed in the U.S. through Schering-Plough Corporation, has a broader indication than ReoPro, allowing Integrilin to be used both at the time of PCI as well as prior to PCI. In some medical institutions, Angiomax, an antithrombin, is being used as a replacement for IIb/ IIIa inhibitors in PCI but that use is generally limited to low-risk and elective PCI patients.
Hexalen is approved in the United States for the treatment of ovarian cancer in patients with persistent or recurrent disease following first-line therapy with certain other chemotherapies. Other chemotherapies are also used for second-line treatment of ovarian cancer and are marketed by pharmaceutical companies with greater resources than we have. Further, competitors could develop and introduce generic drugs that are comparable to Hexalen.
Many companies of all sizes, including large pharmaceutical companies as well as specialized biotechnology companies, are developing cancer therapy drugs that will compete with our product candidates under development, if any of them are approved for sale. There are also a number of products already on the market that will compete directly with our product candidates if any of them are approved. In addition, colleges, universities, governmental agencies and other public and private research institutions will continue to conduct research and may develop new therapies or treatments which would render our drug candidates obsolete or non-competitive. Many of our competitors also have substantially greater financial, research and development, human and other resources than we do.

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
The FDA has established mandatory procedures to regulate the manufacturing and testing process regarding the identity, strength, quality and purity of a product. Following initial formulation, the steps required before any new prescription pharmaceutical product may be marketed in the United States include (1) preclinical laboratory and animal tests; (2) submission to the FDA of an IND; (3) adequate and well-controlled clinical trials to establish the safety and efficacy of the drug; (4) submission of an NDA and (5) FDA review and approval of the NDA prior to any commercial sale.
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
Upon completion of clinical testing, and with data successfully demonstrating that the product is safe and effective for a specific indication, an NDA or Biologics License Application (“BLA”) for Biologics products may be filed with the FDA. The NDA or BLA contains all the scientific evidence including product formulation, manufacturing, control information, preclinical and clinical data. FDA approval of the NDA or BLA is required before the applicant may market the new product.
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
The health care industry is changing rapidly as the public, government, medical professionals and the pharmaceutical industry examine ways to broaden medical coverage while controlling health care costs. Potential approaches that may affect us include managed care initiatives, pharmaceutical buying groups, formulary requirements, and efforts to regulate the marketing and pricing of pharmaceutical products. The Medicare Prescription Drug, Improvement, and Modernization Act of 2003 together with rulemaking by the Centers for Medicare and Medicaid Services (“CMS”) require a number of changes in Medicare practices, including reimbursement. The changes made to date, are not expected to have an adverse effect on our operations or sales, but we cannot predict the impact, if any, of future reimbursement changes.
Federal, state and local environmental laws and regulations do not materially effect our operations and we believe that we are currently in material compliance with such applicable laws and regulations.

Executive Officers of the Registrant

		Principal occupation and business experience
Name	Age	for past five years

Leon O. Moulder, Jr.	48	Chief Executive Officer since May 2003; President since May 2002, formerly Chief Operating Officer and Executive Vice President from September 14, 1999 to May 2002; prior to joining the Company in September 1999, Vice President of Business Development and Commercial Affairs at Eligix, Inc. (biomedical) from November 1997, a variety of sales, sales management, marketing and business development positions at Hoechst Marion Roussel, Inc., Marion Merrell Dow Pharmaceuticals, Inc. and Marion Laboratories, Inc. (pharmaceuticals) from September 1981.

Martin J. Duvall	42	Senior Vice President, Commercial Operations since November 2004; prior to joining the Company in November, 2004, Vice President, Team Leader, Taxotere & New Cytotoxics, Global Medical and Marketing from 2003; Vice President, Marketing, from 2000, Aventis Pharmaceuticals and its predecessor companies.

James C. Hawley	52	Chief Financial Officer since March 2005, Senior Vice President since February 2005; prior to joining the Company in February 2005, Vice President, Chief Financial Officer and Secretary from April 2003 at CIMA Labs, Inc.; Principal and Vice President of Manchester Companies, Inc. from 2000.

Mary Lynne Hedley	43	Chief Scientific Officer since October 2005, Senior Vice President and General Manager MGI PHARMA Biologics since September 2004; prior to joining the Company in September 2004, President and Chief Executive Officer of Zycos, and various Research and Development positions since co-founding Zycos in 1996.

Eric P. Loukas	48	Senior Vice President, General Counsel and Secretary since January 2005; Vice President, General Counsel and Secretary from July 2004 to January 2005; prior to joining the Company in July 2004, Division Counsel at 3M Pharmaceuticals from 1997.
Employees
As of March 1, 2006, we had 575 employees, which included 238 in commercial operations, 51 in manufacturing, 160 in pharmaceutical research and development, 41 in research activities and 85 in general and administrative functions. None of our employees is represented by a labor union or is subject to a collective bargaining agreement. We believe that our relations with our employees are satisfactory.
Available Information
Copies of our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, amendments to those reports and other reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available free of charge through our website (http://www.mgipharma.com) as soon as reasonably practicable after we electronically file the material with, or furnish it to, the Securities and Exchange Commission (“SEC”). The SEC also maintains a website that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The address of that website is http://www.sec.gov. Additionally, you may read and copy any materials that we file with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, NW, Washington, D.C. 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.
We were incorporated under the name Molecular Genetics, Inc. in Minnesota in November 1979. Our principal executive offices are located at 5775 West Old Shakopee Road, Suite 100, Bloomington, Minnesota 55437. Our telephone number is (952) 346-4700, and our website address is http://www.mgipharma.com. Financial information prepared in accordance with United States generally accepted accounting principles, including information about revenues from customers and geographical areas, measures of profit and losses, and total assets, can be found in our Consolidated Financial Statements included in Item 8 of Part II of this annual report.

Item 1A. Risk Factors
Sales of Aloxi injection (“Aloxi”) account for a significant portion of our product revenues. Our business is dependent on the commercial success of Aloxi. If any factor adversely affects sales of Aloxi, we may be unable to continue our operations as planned.
The success of our business is dependent on the continued successful commercialization of Aloxi. Aloxi sales represented 91 percent and 83 percent of our total product sales and 89 and 81 percent of our total revenue for the years ended December 31, 2005 and December 31, 2004, respectively. Any factor adversely affecting sales of Aloxi could cause our product revenues to decrease and our stock price to decline significantly.
Aloxi is relatively new to the market, when compared to its competitors, and its long-term acceptance by the oncology community will depend largely on our ability to demonstrate the efficacy and safety of Aloxi as an alternative to other therapies. We cannot be certain that Aloxi will provide benefits considered adequate by providers of oncology services or that enough providers will use the product to ensure its continued commercial success.
Patent protection for injectable Zofran (ondansetron), a major competing product, will expire in 2006. This will allow for the generic 5-HT3 inhibitors, which could negatively affect sales of all branded 5-HT3 inhibitors including Aloxi.
The Food and Drug Administration (“FDA”) subjects an approved product and its manufacturer to continual regulatory review. After approval and use in an increasing number of patients, the discovery of previously unknown problems with a product, such as unacceptable toxicities or side effects, may result in restrictions or sanctions on the product or manufacturer that could affect the commercial viability of the product or could require withdrawal of the product from the market. Further, we must continually submit any labeling, advertising and promotional material to the FDA for review. There is risk that the FDA will prohibit use of the marketing material in the form we desire.
Unfavorable outcomes resulting from factors such as those identified above could limit sales of Aloxi or cause sales of Aloxi to decline. In those circumstances, our stock price would decline and we would have to find additional sources of funding or scale back or cease operations.
We have a history of net losses. If we do not have net income in the future, we may be unable to continue our operations.
We expect to incur significant expenses over the next several years as we devote substantial resources to 1) support of the development efforts of Aloxi products through milestone payments to Helsinn, such as Aloxi for post-operative nausea and vomiting (“PONV”) and Aloxi oral for CINV (“Aloxi Capsules”), 2) the continued development of other product candidates, including Aquavan Injection (“Aquavan”), amolimogene (HPV E6 E7 plasmid) (formerly known as ZYC101a), Saforis Powder for Oral Suspension (“Saforis”), Dacogen Injection (“Dacogen”) and irofulven, 3) continued commercialization of Aloxi, Gliadel Wafer (“Gliadel”), and our other marketed products and 4) acquire additional product candidates or companies. Therefore, we may not generate net income on a consistent basis, or at all, unless we are able to significantly increase sales of Aloxi, Gliadel, or other products compared to our current sales, and/or significantly reduce the funding for our research and development programs or commercial operations.
In addition to Aloxi, to a more limited extent we will also depend on maintaining or increasing revenues from Gliadel, the failure of which would have an adverse effect on our ability to accomplish our business objectives.
Prior to February 2003, the FDA had only approved the marketing of Gliadel in the United States for patients who had a brain tumor surgically removed and had recurrent forms of a type of brain cancer called glioblastoma multiforme (“GBM”), affecting approximately 3,000 to 4,000 patients annually. In February 2003, the FDA granted approval to also market Gliadel for patients undergoing initial surgery, also known as first line therapy, in the United States for malignant glioma in conjunction with surgery and radiation. Our ability to increase sales of Gliadel will depend upon achieving greater market penetration among GBM patients and successful marketing of Gliadel for first line therapy. Even if we increase our sales and marketing efforts, such increases may not result in increased sales of Gliadel. If Gliadel fails to gain broader market acceptance for GBM patients or as first line therapy, the revenues we receive from sales of Gliadel would be unlikely to increase.
Sales of our Salagen Tablets (“Salagen”) in the United States are likely to continue to decline significantly for subsequent periods because generic pilocarpine hydrochloride tablets were introduced into the United States in December 2004.
Beginning in December 2004, generic 5 milligram pilocarpine hydrochloride tablets entered the United States markets where Salagen competes. Sales of Salagen declined significantly in 2005 to $9.9 million from our 2004 sales of $29.3 million in the United States. Due to competition from these generics, and as a result of the cessation of our marketing efforts of Salagen, we expect revenues from Salagen to continue to decrease.

Our operating results may fluctuate significantly, which may adversely affect our stock price.
If our operating results do not meet the expectations of investors or securities analysts, our stock price may decline. Our operating results may fluctuate significantly from period to period due to a variety of factors including:
•	the acceptance of, and demand for, Aloxi;

•	changing demand for our other products, including Gliadel;

•	approval by the FDA for Dacogen;

•	third parties introducing competing products;

•	announcements regarding the results of events relating to or results of the clinical trials for our products or product candidates;

•	the pace and breadth of our drug discovery and development programs;

•	expenditures we incur to identify, acquire, license, develop or promote additional products;

•	expenditures we incur and assume in business acquisitions;

•	availability of product supply from third-party manufacturers;

•	changes in sales and marketing expenditures;

•	the timing of licensing and royalty revenues;

•	third party payer and government reimbursement for our products; and

•	the cost of competing products, including the cost of generic products that compete with our proprietary products.
For the year ended December 31, 2005, we reported net loss of $132.4 million, including an estimated $156.9 million of acquired in-process research and development expense related to the Guilford acquisition. For the year ended December 31, 2004, we reported a net loss of $85.7 million inclusive of $83.1 million of acquired in-process research and development expense related to acquisitions, compared to a net loss of $61.9 million for the year ended December 31, 2003. Variations in the timing of our future revenues and expenses could cause significant fluctuations in our operating results from period to period and may result in unanticipated earnings shortfalls or losses. Because of these fluctuations, it is possible that our operating results for a particular quarter or quarters will not meet the expectations of public market analysts and investors, causing the market price of our common stock to decrease. For example, the trading price of our common stock during the period of January 1, 2003 to December 31, 2005 ranged from $3.43 to $34.49.
Our effective tax rate, if any, may vary significantly from period to period, especially within the first few years of becoming profitable. Increases in our effective tax rate would have a negative effect on our results of operations.
We have had no or minimal provision for income tax expense for a number of years due to a history of incurring significant losses. Our ability to achieve profitable operations is dependent upon our continued successful commercialization of Aloxi, and therefore we continue to maintain a valuation allowance against our deferred tax assets. If and when it is judged to be more-likely-than-not that we will be able to utilize our deferred tax assets, the valuation allowance will be reduced and a tax benefit will be recorded. These deferred tax assets include the net operating loss carryforwards and research and development credit carryforwards acquired in the Guilford, Aesgen and Zycos transactions all of which are subject to ownership change limitations and may also be subject to various other limitations on the amounts utilized. For subsequent periods, our financial statement tax provision will likely approximate normal statutory tax rates. A transition to an effective tax rate that approximates statutory tax rates could result in an increase in effective tax rate from less than 5 percent to approximately 35 percent. An increase of this magnitude would result in a significant reduction in our net income and net income per share beginning with the quarter we are required to expense approximate statutory tax rates.
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
Before obtaining regulatory approvals for the commercial sale of any product under development, including Aloxi PONV, Aloxi Capsules, Dacogen, Saforis, Aquavan, amolimogene (HPV E6 E7 plasmid), irofulven and ZYC300, we, or our strategic collaborators, must demonstrate through preclinical studies and clinical trials that the product is safe and effective for use in each target indication. We depend on collaboration with Helsinn Healthcare SA for Aloxi, and for our other products other collaborators, medical institutions, and laboratories to conduct our clinical and preclinical testing in compliance with good clinical and laboratory practices as required by the FDA. We, or our strategic collaborators, may depend on contract research organizations to manage a substantial portion of the medical institutions utilized to conduct clinical testing. The results from preclinical animal studies and human clinical trials are often not predictive of the results that will be obtained in large-scale testing. Some of the results reported from clinical trials are interim results and may not be predictive of future results, including final results from such trials, because, among other factors, patient enrollment and the time period for evaluating patient results are not complete. If we, or our strategic collaborators, fail to adequately demonstrate the safety and efficacy of a product candidate, the FDA would not provide regulatory approval of the product. The appearance of unacceptable toxicities, side effects or other adverse results during clinical trials could interrupt, limit, delay or stop the development of a product candidate. A number of companies in the pharmaceutical industry have suffered significant setbacks in advanced clinical trials, even after experiencing promising results in previous animal and human studies.
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
Other factors, such as lack of efficacy, unacceptable toxicities, or other adverse events, may result in increased costs and delays or termination of clinical trials prior to completion. In addition, delays in manufacturing of product for our clinical trials could impact our ability to complete our clinical trials as planned. Any failure to meet expectations related to our product candidates could adversely affect our stock price.
Because our product candidates such as Dacogen, Aquavan, Saforis, amolimogene (HPV E6 E7 plasmid), ZYC300 and irofulven may have alternative development paths and we have limited resources, our focus on a particular development path for these product candidates may result in our failure to capitalize on more profitable areas and may not result in viable products.
We have limited financial and product development resources. This requires us to focus on product candidates in specific areas and forego opportunities with regard to other product candidates or development paths. For example, one of our product candidates, irofulven, is in clinical and preclinical trials for a number of indications. We expect that a portion of our product development efforts over the next several years will be devoted to further development of irofulven, including its application to the treatment of cancers or sub-populations of certain types of cancers with limited therapeutic options such as refractory cancers, for which we believe irofulven could most quickly be developed and approved for marketing. We are also investigating the efficacy of irofulven in combination with other cancer therapies. While some of these trials have indicated some effectiveness in relation to the target medical conditions, additional clinical trials must be conducted before product registration may be requested. Similar examples of resource trade offs also exist for our other product candidates.
In addition, the uncertainty of the development path for a particular product candidate makes it difficult to ascertain the capital resources that will be required.

Our ability to achieve strong revenue growth for Gliadel, Aquavan, Dacogen, and Saforis may depend to a large extent on the results of additional clinical trials.
We may conduct additional clinical trials with Gliadel to provide physicians with added clinical data and/or to expand Gliadel’s labeled indications. There is no assurance that such clinical trials, if any, will be successful, or if successful, will convince the FDA that an additional indication is warranted. Also, if one or more additional clinical trials are not successful, sales of the product in its current markets could be adversely affected and could significantly adversely affect our ability to increase sales of Gliadel.
Additionally, our ability to increase the size of the potential market for Aquavan will depend upon our success in obtaining approval for the product in a variety of procedural sedation settings. We will likely need to conduct additional clinical trials beyond those we already have announced to do so, and such trials may not be successful or may not, in the determination of the FDA, warrant an indication for Aquavan larger than the one we are currently attempting to obtain. In such cases, sales of Aquavan may not meet our expectations.
We have initiated enrollment in a 480 patient acute myeloid leukemia (“AML”) trial to expand on Dacogen’s expected labeled indications. There is no assurance that such clinical trials, if any, will be successful, or if successful, will convince the FDA that an additional indication is warranted. Additionally, Dacogen has other clinical trials that seek to optimize the schedule in which the product is delivered to patients, which may or may not be enough data to assure an additional label change to the dosing section.
Our ability to achieve strong revenue growth for Saforis may depend to a large extent on the results of additional clinical trials that will adequately characterize the efficacy of Saforis in patients receiving different types of cancer therapies. Additional trials may be undertaken with Saforis to expand the market size in oral mucositis. The outcome of these potential additional trials may or not warrant expansion of the label in the view of the FDA. In such a case where the FDA views that these additional trials do not warrant an expanded label, Saforis may under perform in meeting our expectations.
European regulatory agencies have imposed restrictions on our ability to import Gliadel to the European Union.
We have been informed by the European regulatory agency responsible for overseeing the testing and release of Gliadel in the European Union that we must test each sublot of Gliadel that we ship to the European Union. Each time a lot is tested it results in the destruction of a portion of the lot and the testing is costly. This requirement may make it commercially unfeasible to ship small sublots of Gliadel labeled for smaller European markets. If we are not able to agree with the regulatory agency to an alternative method of testing and releasing sublots of Gliadel, we may not be able to continue to ship Gliadel to our distributors for smaller European markets. As a result, growth in our Gliadel revenue would be negatively affected.
We depend on a single supplier to provide us with the finished drug product for Aloxi and Dacogen and single suppliers to provide us with the active ingredients for other product candidates. If the suppliers terminate their relationships with us, or are unable to fill our demand for the ingredients or products, we may be unable to sell Aloxi, and the development of our product candidates could be delayed or if a product candidate is approved, the commercial launch could be delayed.
We rely on Helsinn Birex Pharmaceuticals Ltd. as our sole and exclusive supplier of Aloxi finished drug product. Helsinn Birex Pharmaceuticals Ltd. may make regulatory provision for alternate sites for the manufacture of Aloxi. However, if our relationship with Helsinn Birex Pharmaceuticals Ltd. terminates, we will be unable to continue to offer Aloxi for commercial sale.
We rely on Pharmachemie BV as our sole supplier of the Dacogen finished drug product. In addition, we rely on other sole or exclusive suppliers for other product candidates’ finished drug products. If our relationship with Pharmachemie BV or another sole or exclusive supplier terminates or if the supplier is unable to meet our needs for any reason, we will need to find an alternative source of the products supplied by those companies. If we are unable to identify an alternative source, we may have to suspend development of our product candidates or delay commercial launch of an approved product candidate. Even if we were able to procure drug product from an alternative source, any disruption in supply could have a material adverse effect on our ability to meet our development goals or our ability to provide the commercial supply of an approved product candidate, which would cause our future product revenues to decrease and our stock price to decline.
Our customer base is highly concentrated. Bankruptcy or financial distress of any of our customers would adversely affect our financial condition and fluctuations in their purchases of our products would cause volatility in our results of operations.
Our principal customers, specialty pharmaceutical distributors and wholesalers, comprise a significant part of the distribution network for oncology injectables and pharmaceutical products in the United States. If any of these customers become insolvent or dispute payment of the amount it owes us, this would adversely affect our results of operations and financial condition. Further, fluctuations in customer buying patterns and their amount of inventory of our products could cause volatility in our results of operations and materially, adversely impact our results of operations.

The timing of customer purchases and the resulting product shipments have a significant impact on the amount of revenue from product sales that the Company recognizes in a particular period.
The majority of our sales are made to independent pharmaceutical wholesalers, including specialty oncology distributors, which, in turn, resell the product to an end user (normally a clinic, hospital, alternative healthcare facility or an independent pharmacy). Inventory in the distribution channel consists of inventory held by independent pharmaceutical wholesalers, who are our principal customers. Our revenue from product sales in a particular period is impacted by increases or decreases in the distribution channel inventory levels. If distribution channel inventory levels increase materially, we could experience reduced sales revenue in subsequent periods due to low patient demand.
We cannot significantly control or influence the purchasing patterns of independent pharmaceutical wholesalers or end users. These are highly sophisticated customers that purchase our products in a manner consistent with their industry practices and, presumably based upon their projected demand levels. From time to time, we offer sales incentives in the ordinary course of business. These incentives may impact the level of inventory held by wholesalers. Additionally, the buying practices of the wholesalers include occasional speculative purchases of product in excess of the current market demand, at their discretion, in anticipation of future price increases. Purchases by any given customer, during any given period, may be above or below actual patient demand of any of our products during the same period, resulting in fluctuations in product inventory in the distribution channel. If distribution channel inventory levels substantially exceed end user demand, we could experience reduced revenue from sales in subsequent periods due to a reduction in end-user demand.
If the third-party manufacturer of Aloxi, Salagen, or Aggrastat or any of our other products ceases operations or fails to comply with applicable manufacturing regulations, we may not be able to meet customer demand in a timely manner, if at all.
We rely on Helsinn Birex Pharmaceuticals Ltd. for the production of Aloxi, Patheon Inc. for the production of Salagen, Baxter Pharmaceuticals for the production of Aggrastat, and other third-party manufacturers for our other products, other than Gliadel, which we manufacture ourselves. We expect to continue to rely on others to manufacture future products, including products currently in development. Our dependence on third parties for the manufacture of our products may adversely affect our ability to develop and deliver such products.
The manufacture of our products is, and will be, subject to current “good manufacturing practices” regulations enforced by the FDA or other standards prescribed by the appropriate regulatory agency in the country of use. There is a risk that the manufacturers of our products, including the current manufacturers of Aloxi, Salagen, and Aggrastat, will not comply with all applicable regulatory standards, and may not be able to manufacture Aloxi, Salagen, Aggrastat, or any other product for commercial sale. If this occurs, we might not be able to identify another third-party manufacturer on terms acceptable to us, or any other terms.
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

Our business strategy depends on our ability to discover, acquire, license and develop product candidates and discover, acquire or license approved products. If we are not able to undertake these activities successfully, we will not be able to achieve our corporate goals.
As part of our business strategy we plan to discover, acquire, license and develop product candidates and discover, acquire and license approved products for markets that we can reach through our marketing and distribution channels. If we are unsuccessful in our drug discovery and acquisition strategy, our stock price could decline. If we fail to discover, obtain, develop and successfully commercialize additional products, we may not meet expectations for our future performance and our stock price could decline. Other companies, including some with substantially greater financial, marketing and sales resources, are competing with us to acquire or license products or product candidates. We may not be able to acquire or license rights to additional products or product candidates on acceptable terms, if at all. Furthermore, we may not be able to successfully develop any product candidates we acquire or license. In addition, we may acquire or license new products with different marketing strategies, distribution channels and bases of competition than those of our current products. Therefore, we may not be able to compete favorably in those product categories.
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
We may need to raise additional funds for various reasons including the following:
•	to expand our portfolio of marketed products, product candidates, and research programs;

•	to develop products we have discovered, acquired, or licensed;

•	to commercialize our product candidates, including research and clinical trial expenses;

•	to obtain necessary working capital; and

•	to fund operating losses.

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
Competition in the pharmaceutical industry is intense. Most of our competitors are large, multinational pharmaceutical companies that have considerably greater financial, sales, marketing and technical resources than we do. Most of our present and potential competitors also have dedicated research and development capabilities that may allow them to develop new or improved products that compete with our products. Currently, Aloxi competes with three other products from the 5-HT3 receptor antagonist class of compounds, as well as products from other chemical classes that are also used for the prevention of chemotherapy-induced nausea and vomiting. These products are marketed by GlaxoSmithKline, Roche, Sanofi-Aventis, Merck and other large multinational competitors. If Aloxi does not compete successfully with existing products on the market, our stock price could decline significantly. Gliadel currently competes as a treatment of malignant glioma with traditional systemic chemotherapy, radioactive seeds, radiation catheters, TEMODAR Capsules, a chemotherapy product manufactured by Schering Corporation, and other experimental protocols. Additionally, MedImmune, Inc., Daichi Pharmaceutical, and three U.S. generic manufacturers have drugs that are approved for sale and compete in the same markets as Salagen.
Other pharmaceutical companies are developing products, which, if approved by the FDA, will compete directly with our products. Our competitors could also develop and introduce generic drugs comparable to our products, or drugs or combination of drugs or other therapies that address the underlying causes of the symptoms that our products treat. If a product developed by a competitor is more effective than our product, or priced lower than our product, our product revenue could decrease and our stock price could decline.
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
Prior to marketing, each of our product candidates must undergo an extensive regulatory approval process conducted by the FDA in the United States and by comparable agencies in other countries. The product development and approval process can take many years and require the expenditure of substantial resources. There is risk that the FDA or a foreign regulatory authority will not approve in a timely manner, if at all, any product we develop. Generally, the FDA approves for sale only a very small percentage of newly discovered pharmaceutical compounds that enter preclinical development. We may encounter delays or denials in regulatory approvals due to changes in FDA policy during the period of development, or changes in the requirements for regulatory review of each submitted new drug application (“NDA”).
There is also risk that regulatory authorities in the United States and elsewhere may not allow us to conduct planned additional clinical testing of any of our product candidates, including irofulven, Dacogen, Saforis, amolimogene (HPV E6 E7 plasmid), ZYC300, Aquavan or Aloxi products, or that, if permitted, this additional clinical testing will not prove that these product candidates are safe and effective to the extent necessary to permit us to obtain marketing approvals from regulatory authorities.
Once we receive regulatory approval to market a product, our promotional activities are subject to extensive regulation from the FDA, the Federal Trade Commission (“FTC”), the Office of the Inspector General of the U.S. Department of Health and Human Services (“OIG”), or State Attorney General. If we violate any such regulations it could be damaging to our reputation and restrict our ability to sell or market our products, and our business condition could be adversely affected.
In their regulation of advertising, the FDA from time to time issues correspondence alleging that some advertising or promotional practices are false, misleading or deceptive. The FDA has the power to impose a wide array of sanctions on companies for such advertising or promotional practices, and the receipt of correspondence from the FDA alleging these practices could result in any or all of the following:
•	incurring substantial expenses, including fines, penalties, legal fees and costs to comply with the FDA’s requirements;

•	changes in the methods of marketing and selling products;

•	taking FDA-mandated corrective action, which may include placing advertisements or sending letters to physicians, rescinding previous advertisements or promotions; and

•	disruption in the distribution of products and loss of revenue until compliance with the FDA’s position is obtained.
If we were to become subject to any of the above requirements, it could be damaging to our reputation, and our business condition could be adversely affected.
Physicians may prescribe pharmaceutical products for uses that are not described in a product’s labeling or differ from those tested by us and approved by the FDA. While such “off-label” uses are common and the FDA does not regulate physicians’ choice of treatments, the FDA does restrict a manufacturer’s communications on the subject of off-label use. Companies cannot actively promote FDA-approved pharmaceutical products for off-label uses, but under certain limited circumstances they may disseminate articles to physicians published in peer-reviewed journals. If our promotional activities of this type fail to comply with the FDA’s regulations or guidelines, we may be subject to warnings from, or enforcement action by, the FDA.
Additionally, if we fail to comply with the FDA regulations prohibiting promotion of off-label uses and the promotion of our products, the FDA, FTC, Department of Justice, OIG or State Attorney General could bring enforcement actions against us that would inhibit our marketing capabilities as well as result in significant penalties.
If we are unable to obtain intellectual property protection, or protect our proprietary technology, we may be unable to compete effectively.
We hold an exclusive license in the United States and Canada on patents covering Aloxi. In addition, we hold an exclusive, worldwide license on patents and patent applications covering acylfulvene proprietary rights, including irofulven. The license applicable to these technologies is subject to certain statutory rights held by the U.S. government. Even though we have licensed these patents, we may not have exclusive rights to all possible acylfulvene analogs, all possible methods of using acylfulvene analogs to treat tumors or all possible synthetic methods for preparing acylfulvenes. In addition, we licensed rights to patents and patent applications covering MG98. Protection of these rights and creation of additional rights involve joint responsibilities between us and the respective license party. We have recently acquired rights to patents and patent applications covering technologies that were owned by or licensed to Zycos, Inc., and Aesgen, Inc., and those rights that were licensed from third parties were assigned to us in those transactions. We have also recently obtained a worldwide, exclusive license of certain rights to patents and patent applications covering technologies that are owned by SuperGen, Inc., or licensed to SuperGen, Inc., from third parties.
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
We face exposure to product liability claims in the event that the use of any of our products is alleged to have harmed someone. Although we have taken, and continue to take, what we believe are appropriate precautions, there is a risk that we will not be able to avoid significant product liability exposure. We currently have product liability insurance in the amount of $30 million per occurrence and in the aggregate for the year for products, product candidates and clinical trials. There is a risk that our insurance will not be sufficient to cover claims. There is also a risk that adequate insurance coverage will not be available in the future on commercially reasonable terms, if at all. The successful assertion of an uninsured product liability or other claim against us could cause us to incur a significant expense to pay such a claim, could adversely affect our product development and could cause a decline in our product revenue and the price of our stock.
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
If we or patients using our products are unable to obtain adequate reimbursement from government health administration authorities, private health insurers and other organizations, our product sales, net income, cash balances and price of our stock could decline.
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
The Medicare Prescription Drug, Improvement, and Modernization Act of 2003 together with rulemaking by the Centers for Medicare and Medicaid Services (“CMS”) require a number of changes in Medicare practices, including reimbursement. The changes made to date are not expected to have an adverse affect on our operations, sales or the price of our stock, but we cannot predict the impact, if any, of future provider reimbursement changes.
Aloxi, Salagen, and Gliadel generally have been eligible for reimbursement to providers from third-party payors and we have applied for, or in certain cases already received confirmation of, reimbursement eligibility for providers for Aloxi. Third-party reimbursement is important to the commercialization of our products. If government entities and other third-party payors do not provide adequate reimbursement levels to providers for our products, our product and license revenues would be materially and adversely affected and our stock price could decline.
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
The trading price of our common stock has been, and could continue to be, subject to wide fluctuations in response to these factors, including the sale or attempted sale of a large amount of our common stock into the market. Our stock price ranged from $3.43 to $34.49 per share during the three-year period ended December 31, 2005. Broad market fluctuations may also adversely affect the market price of our common stock.
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
We routinely grant stock options to our employees and other individuals. At December 31, 2005, we had options outstanding at option prices ranging from $1.81 to $33.22 for 10.4 million shares of our common stock that have been registered for resale. Additionally, in our acquisition of Guilford, we assumed warrants to purchase 319,206 of our shares at a weighted average exercise price (net of cash we would be required to pay on exercise) of $61.21. We have also issued convertible debt that is convertible into 8.3 million shares of common stock at an initial conversion price of $31.46 per share of common stock. Conversion of our convertible debt is contingent on a number of factors that have not yet been satisfied. Consequently, we are not able to estimate when, if ever, our convertible debt will be converted into common stock, but any such conversion would almost certainly dilute stockholder value.
The Guilford Merger resulted in an obligation for us to make an offer to repurchase all the Guilford convertible subordinatd notes (“Guilford Notes”) due July 1, 2008 in accordance with the terms of the related indenture at a repurchase price in cash equal to 100% of the principal amount of the Notes, plus accrued and unpaid interest and liquidated damages, if any, up to but excluding the payment date. Each $1,000 principal amount of the Guilford Notes was convertible, at the option of the holder, into (i) 17.6772 shares of MGI PHARMA common stock, and (ii) $180.28 in cash through November 28, 2005. At the expiration of the offer to repurchase, $1.5 million of the Guilford Notes were outstanding.
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
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
We currently lease approximately 75,000 square feet of office space for our headquarters in Bloomington, Minnesota for approximately $121,000 per month. The initial term of this lease expires in May 2008, with two options for renewal, each for an additional three-year period.
Our wholly-owned subsidiary, MGI PHARMA Biologics, Inc., leases approximately 27,000 square feet of research lab and office space in Lexington, Massachusetts for approximately $88,000 per month. The initial lease expires May 2010, with an option to renew for an additional five-year period.
Our wholly-owned subsidiary, MGI GP, occupies two facilities in Baltimore, Maryland: an office, research and manufacturing facility that contains approximately 90,000 square feet for approximately $93,000 per month, and a research and development facility that contains approximately 77,000 square feet, for approximately $139,000 per month. The office, research and manufacturing facility consists of approximately 23,000 square feet of office space, 18,000 square feet of manufacturing space, and 49,000 square feet of research and development laboratories. The research and development facility consists of approximately 29,000 square feet of office space and 48,000 square feet of research and development laboratories. Each facility is occupied pursuant to a 15-year absolute net lease, commencing December 2004. We also have options to extend the lease terms for each facility for two additional ten-year periods.
Item 3. Legal Proceedings
None.
Item 4. Submission of Matters to a Vote of Security Holders
None.

PART II
Item 5. Market for Registrant’s Common Stock, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our common stock trades on the NASDAQ National Market under the symbol “MOGN.” As of March 10, 2006 we had 733 stockholders of record and 78,012,213 shares of common stock outstanding. We have never paid cash dividends on our common stock and have no present intention of paying cash dividends on our common stock.
The following table lists the high and low trading prices for our common stock as reported by the NASDAQ National Market during the quarters listed.

	High	Low
2004
First Quarter	$30.88	$19.90
Second Quarter	34.49	26.65
Third Quarter	30.50	21.36
Fourth Quarter	29.60	24.38

2005
First Quarter	$28.17	$21.26
Second Quarter	26.59	19.75
Third Quarter	27.70	21.42
Fourth Quarter	23.63	15.73

Item 6. Selected Financial Data
In the table below we have presented certain selected financial data as of and for each of the five years in the period ended December 31, 2005. The historical consolidated financial data has been derived from our audited consolidated financial statements. This data should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

	Year Ended December 31,
	2005	2004	2003	2002	2001
	(in thousands, except per share data)
Statement of Operations Data:
Revenues:
Product sales	$273,992	$192,089	$39,858	$25,402	$30,022
Licensing and other	5,370	3,578	9,527	2,801	2,932

	279,362	195,667	49,385	28,203	32,954

Costs and expenses:
Cost of sales	97,370	60,847	8,163	4,422	4,815
Selling, general and administrative	88,953	73,802	50,410	28,827	28,463
Research and development	70,891	62,625	50,121	32,214	36,101
Acquired in-process research and development	156,900	83,117	—	—	—

	414,114	280,391	108,694	65,463	69,379

Loss from operations	(134,752)	(84,724)	(59,309)	(37,260)	(36,425)
Interest income	6,095	5,330	1,553	1,279	1,600
Interest expense	(7,264)	(5,989)	(998)	(83)	—
Other income	1,148	—	—	—	—
Impairment of investment	—	—	(3,154)	—	—

Loss before minority interest and income taxes	(134,773)	(85,383)	(61,908)	(36,064)	(34,825)
Minority interest	2,786	—	—	—	—

Loss before income taxes	(131,987)	(85,383)	(61,908)	(36,064)	(34,825)
Income tax expense	(423)	(340)	—	—	—

Net loss	$(132,410)	$(85,723)	$(61,908)	$(36,064)	$(34,825)

Net loss per common share:
Basic	$(1.81)	$(1.23)	$(1.11)	$(0.72)	$(0.87)
Diluted	$(1.81)	$(1.23)	$(1.11)	$(0.72)	$(0.87)
Weighted average number of common shares outstanding:
Basic	73,123	69,897	55,556	50,220	39,970
Diluted	73,123	69,897	55,556	50,220	39,970

	December 31,
	2005	2004	2003	2002	2001
	(in thousands)
Balance Sheet Data:
Cash, cash equivalents and marketable debt investments, unrestricted	$104,203	$238,857	$177,754	$60,473	$73,712
Working capital	209,440	283,655	128,572	49,999	63,182
Total assets	471,585	436,335	204,558	80,480	97,668
Long-term obligations	270,938	263,002	22,003	28,427	13,633
Total liabilities	347,762	321,825	47,948	43,877	28,733
Accumulated deficit	(439,481)	(307,071)	(221,348)	(159,440)	(123,376)
Total stockholders’ equity	109,025	114,510	156,610	36,603	68,935

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
MGI PHARMA, INC. (including its subsidiaries, “MGI,” “we,” or the “Company”) is an oncology- and acute care- focused biopharmaceutical company that discovers, acquires, develops and commercializes proprietary pharmaceutical products that address the unmet needs of patients. It is our goal to become a leading biopharmaceutical company through application of our core competencies of product discovery, acquisition, development and commercialization, which we apply toward our portfolio of oncology and acute care products and product candidates. We acquire intellectual property or product rights from others after they have completed the basic research to discover the compounds that will become our product candidates or marketed products. This allows us to focus our skills on focused research, product development and commercialization. On October 3, 2005, we acquired Guilford Pharmaceuticals Inc., now known as MGI GP, Inc. (“Guilford” or “MGI GP”), located in Baltimore, Maryland. With the acquisition of Guilford, we added the additional drug discovery capabilites. We now expect to be able to focus on our relevant markets as a fully integrated pharmaceutical company performing focused drug discovery, product acquisition, product development and commercialization. We have facilities in Bloomington, Minnesota; Lexington, Massachusetts; and Baltimore, Maryland.
We promote products directly to physician specialists in the United States using our own sales force. Our promoted products include Aloxi (palonosetron hydrochloride) Injection (“Aloxi”), Gliadel (carmustine) Wafer (“Gliadel”), Salagen (pilocarpine hydrochloride) Tablets (“Salagen”), Hexalen (altretamine) Capsules (“Hexalen”), and Aggrastat (tirofiban hydrochloride) Injection (“Aggrastat”). In the third quarter of 2003, Aloxi was approved by the U.S. Food and Drug Administration (“FDA”) for the prevention of acute and delayed chemotherapy-induced nausea and vomiting (“CINV”) and we began promoting it. Given the large market in which Aloxi competes and its favorable clinical profile, sales of Aloxi substantially exceeded 2005 sales of our other products, and the results of our operations are highly correlated to the success of this product. We obtained exclusive U.S. and Canadian license and distribution rights to Aloxi for CINV from Helsinn Healthcare SA (“Helsinn”) in April 2001. In November 2003, we and Helsinn expanded the agreement to include rights for the prevention of postoperative nausea and vomiting (“PONV”) application of Aloxi and an oral Aloxi formulation (“Aloxi Capsules”). Unless we meet certain minimum Aloxi product sales requirements under our license agreement with Helsinn, we would be required to work with Helsinn to develop a remediation plan that, if not successfully implemented, could result in certain Aloxi product rights reverting to Helsinn. Our 2005 Aloxi product sales of $248.5 million substantially exceeded the minimum requirement for 2005 of $56 million. Our minimum Aloxi product sales requirement for all Aloxi applications is estimated to peak at approximately $155 to $175 million, depending upon the timing of marketing approvals for Aloxi for PONV and Aloxi Capsules for CINV. Our 2005 sales of Aloxi for CINV (which does not include any sales of Aloxi for PONV or Aloxi Capsules for CINV) was $248.5 million, so we believe there is minimal risk that we will not achieve our future contractual sales minimums under the Helsinn license agreement.
Salagen is approved in the United States for two indications: the symptoms of dry mouth associated with radiation treatment in head and neck cancer patients and the symptoms of dry mouth associated with Sjögren’s syndrome, an autoimmune disease that damages the salivary glands. Beginning in December 2004, generic 5 milligram pilocarpine hydrochloride tablets entered the United States markets where Salagen competes and we suspended direct promotion of Salagen. The introduction of these competing, generic products has resulted in a significant decline of Salagen sales from 2004 sales of $29.3 million in the United States to 2005 sales of $9.9 million. We expect a continued decline in the sales of Salagen in 2006. Hexalen is an orally administered chemotherapeutic agent approved in the United States for treatment of refractory ovarian cancer patients.
In July 2004, we entered into a three-year promotion agreement for Kadian capsules (“Kadian”), a sustained release formulation of morphine, with Alpharma, Inc. Under the terms of this promotion agreement, we promoted Kadian in the United States to oncology health care professionals for moderate to severe pain associated with cancer. This arrangement was terminated effective December 31, 2005.
In September 2004, we completed the acquisition of Zycos, Inc., a privately held, development stage company that focused on the creation and development of oncology and antiviral products. Zycos’ iterative drug formulation process allows for the rapid development of immune response therapeutics and has generated two compounds, amolimogene (HPV E6 E7 plasmid) (formerly known as ZYC101a) and ZYC300, that are currently in clinical development (See Note 6 of the Company’s Notes to Consolidated Financial Statements).
In September 2004, we obtained exclusive worldwide rights to the development, commercialization, manufacturing and distribution of Dacogen (decitabine) Injection (“Dacogen”) for all indications from SuperGen, Inc. Dacogen is an investigational anti-cancer therapeutic which is currently in development for the treatment of patients with myelodysplastic syndrome (“MDS”). A new drug application (“NDA”) for Dacogen for the treatment of MDS is being reviewed for marketing approval by the FDA in the United States. A regulatory application before the European Medicines Agency (”EMEA”) in Europe was withdrawn in November 2005. A pivotal phase 3 trial and two supporting phase 2 trials for the MDS indication form the clinical basis of these applications. The FDA has established May 15, 2006 as the Prescription Drug User Fee Act (“PDUFA”) action goal date for the NDA. We are working with

European regulatory authorities to determine additional clinical information needed to support a resubmission of the European application. We have assumed responsibility for development of all other indications for Dacogen.
Given the broad activity of Dacogen in hematologic cancers, a pivotal phase 3 program in patients with acute myeloid leukemia (“AML”) was initiated in 2005 (see Note 7 of the Company’s Notes to Consolidated Financial Statements).
In September 2004, we completed the acquisition of Aesgen, Inc., a privately held company focused on treating side effects associated with cancer treatments. Aesgen’s lead product, Saforis, is in phase 3 development for prevention and treatment of oral mucositis. During the fourth quarter of 2005, a meeting was held with the FDA to discuss the Saforis NDA submission (see Note 6 of the Company’s Notes to Consolidated Financial Statements).
In October 2005, we completed the acquisition of Guilford Pharmaceuticals, Inc. As part of the Guilford acquisition, we acquired the marketed product Gliadel, a biodegradable wafer containing the chemotherapy agent carmustine, (“BCNU”), approved for the treatment of high-grade malignant gliomas as an adjunct to surgery and radiation, and the product candidate Aquavan (fospropofol disodium) Injection (“Aquavan”), a novel sedative/hypnotic that is an IV formulation of a water-soluble prodrug of a widely-used anesthetic, propofol (see Note 6 in the Notes to Consolidated Financial Statements).
Our goal is to become a leading oncology and acute care focused biopharmaceutical company serving well-defined markets. The key elements of our strategy are to:
•	Continue to successfully commercialize Aloxi for prevention of CINV by marketing Aloxi as an enhanced alternative to currently marketed 5-HT3 receptor antagonists;

•	Continue to successfully commercialize Gliadel for the treatment of malignant glioma as an adjunct to surgery and radiation and for recurrent glioblastoma multiforme;

•	Pursue approval of the NDA for Dacogen at the FDA while completing United States commercial product launch activities based on the May 15, 2006 PDUFA goal date established by the FDA;

•	Complete the submission of the NDA for Saforis for the prevention and treatment or oral mucositis;

•	Advance our late-stage product candidates through the following phase 3 trials or pivotal programs:
–	Aquavan for procedural sedation for patients undergoing colonoscopy and other brief diagnostic or therapeutic procedures,

–	Dacogen for the treatment of AML,

–	Aloxi for the prevention of PONV, and Aloxi Capsules for prevention of CINV, and

–	Amolimogene (HPV E6 E7 plasmid) for the treatment of cervical dysplasia;
•	Establish commercialization paths for our product candidates in territories outside of North America; and
•	Advance a strong and balanced pipeline through various means, including discovery, product acquisition, in-licensing, co-promotion or business combinations, including:
–	oncology and oncology-related products, and

–	acute care, hospital promoted products.
We completed a two-for-one stock split on June 10, 2004. Stockholders received one additional common share for each common share held on the record date of June 2, 2004. All share and per share data for all periods presented have been restated to reflect this stock split (see Note 12 of the Company’s Notes to Consolidated Financial Statements).
Critical Accounting Policies
In preparing our financial statements in conformity with U.S generally accepted accounting principles (“GAAP”), our management must make decisions that impact reported amounts and related disclosures. These decisions include the selection of the appropriate accounting principles to be applied and the assumptions on which to base accounting estimates. In reaching these decisions, our management applies judgment based on our understanding and analysis of relevant circumstances. Note 1 to the consolidated financial statements provides a summary of the significant accounting policies followed in the preparation of the consolidated financial statements and the remainder of this section describes those that are deemed critical accounting policies.

Revenue Recognition for Product Sale: Our accounting policy on revenue recognition is fully described in Notes 1 and 7 to the consolidated financial statements. The majority of our revenue relates to product sales. We recognize sales revenue when substantially all the risks and rewards of ownership have transferred to our customers.
As is common in the pharmaceutical industry, our domestic sales are primarily made to pharmaceutical wholesalers for further distribution to the ultimate consumers of our products. As such, our product sales revenue may be less than or greater than the underlying demand for our products. We monitor inventory levels and product trends in the distribution channel to identify significant differences between these trends and end-user demand. At December 31, 2005, we estimate there was approximately 30 days worth of sales in inventory in the wholesale distribution channels utilized by the Company. These estimates are based on historical sales trends of our products.
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
Revenue Recognition for Product Returns: Our process to estimate product returns is tailored to the specific facts and circumstances of each product, including its product life cycle stage. For new products, a product returns allowance is estimated based on historical information for similar or competing products in the same distribution channel. We obtain and evaluate product return data from distributors and, based on this evaluation, estimate return rates. For established products, a product returns allowance is estimated by considering the following factors: current marketing efforts, estimated distribution channel inventory levels, underlying demand, historical experience and competitor behavior. Inventory in the distribution channel and underlying demand are estimated on a monthly basis by evaluating data obtained from a company that surveys pharmaceutical inventory movement and prescription data. We also use this data to monitor underlying demand in relation to significant external factors such as price changes from competitors and the introduction of new products by competitors. External and internal factors could have a material adverse effect on the demand for our products and on product returns. As of December 31, 2005 and 2004, we had accrued liability balances of $1.7 million and $2.4 million, respectively, for product returns. The decrease in product return provision from 2004 to 2005 is a result of actual returns to date and the fact that a large majority of Aloxi sold has been administered (therefore no right of return exists). The 2005 accrual reduction of $0.7 million relates to sales in the prior year and is a result of a change in the sales terms for Aloxi that generally do not allow for product returns.

	Year Ended December 31,
(in thousands)	2005	2004
Balance beginning of year	$2,448	$1,485
Actual returns in current year related to sales from prior years	(204)	(221)
Actual returns in current year related to sales from current year	—	—
Current reduction related to sales made in prior years	(352)	(106)
Current provision (reduction) related to sales made in current year	(208)	1,290

Balance end of year	$1,684	$2,448

Revenue Recognition for Product Licenses: We also recognize revenue related to licensing agreements. Licensing revenue recognition requires management to estimate effective terms of agreements and identify points at which performance is met under the contracts such that the revenue earnings process is complete. Under this policy for out-licensing arrangements, revenue related to up-front, time-based and performance-based licensing payments is recognized over the entire contract performance period. For our major licensing contracts, this results in the deferral of revenue amounts (approximately $2.4 million at December 31, 2005) where non-refundable cash payments have been received, but the revenue is not immediately recognized due to the long-term nature of the respective agreements. Following our initial estimate of the effective terms of these arrangements, subsequent developments such as contract modifications or terminations could increase or decrease the period over which the deferred revenue is recognized.
Research and Development Expense: Research and development expense includes work performed for us by outside vendors, collaborators and research organizations. At each reporting period, we estimate expenses incurred but not reported or billed to us by these outside vendors. These expense estimates typically cover a period of 1 to 4 weeks of expense. Actual results are recorded on a timely basis and, historically, have not been materially different from our estimates. In addition, costs related to in-licensing arrangements for product candidates are expensed as research and development until FDA approval for marketing is obtained.
Consolidation of Entities: In accordance with FIN 46R, which addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights, and accordingly should consolidate the entity, SNDC

Holdings LLC, the parent of Symphony Neuro Development Company (“SNDC”), is considered a variable interest entity. Under FIN 46R, we have been deemed the primary beneficiary of the variable interest entity because we are most closely associated with SNDC Holdings LLC. Accordingly, the financial results of SNDC Holdings LLC have been consolidated with our 2005 financial statements.
Results of Operations
Revenues
Total revenues for the years ended December 31, 2005, 2004 and 2003 are summarized in the following table:

	The Year Ended December 31,
		%		%
(in thousands, except percentage)	2005	Change	2004	Change	2003
Product sales:
Aloxi Injection	$248,544	56%	$159,346	1,536%	$9,739
Salagen Tablets	9,865	(66)	29,258	10	26,508
Gliadel Wafer	8,512	N/A	—	N/A	—
Hexalen Capsules	2,776	17	2,370	(16)	2,812
Aggrastat Injection	1,902	N/A	—	N/A	—
Other	2,393	115	1,115	40	799

Total product sales	273,992	43	192,089	382	39,858

Licensing and other	5,370	50	3,578	(62)	9,527

Total revenues	$279,362	43	$195,667	296	$49,385

N/A — not applicable
Product sales: Product sales revenue increased 43 percent to $274.0 million in 2005 from $192.1 million in 2004. The increase in product sales revenue from 2004 to 2005 reflects increased revenue from Aloxi and the acquisition of Gliadel and Aggrastat in October 2005. Sales of Aloxi in the United States provided $248.5 million, or 91 percent of sales revenue, in 2005 and $159.3 million, or 83 percent of sales revenue, in 2004. Sales of Salagen in the United States provided $9.9 million, or 4 percent of sales revenue, in 2005 and $29.3 million, or 15 percent of sales revenue, in 2004. Sales of Gliadel in the United States provided $8.5 million, or 3 percent of sales revenue, from the date of acquisition.
Product sales revenue increased 382 percent to $192.1 million in 2004 from $39.9 million in 2003. The increase in product sales revenue from 2003 to 2004 reflects increased revenue from Aloxi and Salagen. We began the promotion of Aloxi in September 2003, following the approval by the FDA. Sales of Aloxi in the United States provided $159.3 million, or 83 percent of sales revenue, in 2004 and $9.7 million, or 24 percent of sales revenue, in 2003. Sales of Salagen in the United States provided $29.3 million, or 15 percent of sales revenue, in 2004 and $26.5 million, or 67 percent of sales revenue, in 2003.
In December 2004, the FDA approved a competitor’s Abbreviated New Drug Application (“ANDA”) for a generic 5 milligram pilocarpine hydrochloride tablet, which is a generic version of Salagen, a second ANDA was approved in January 2005, and a third in October 2005. The introduction of these competing, generic products resulted in a significant decline of Salagen sales from 2004 to 2005. We expect this decline to continue in 2006. Therefore, we have suspended direct promotion of Salagen
Licensing and other: Licensing and other revenue increased 50 percent to $5.4 million in 2005 from $3.6 million in 2004. The majority of this increase is a result of revenue from the December 2004 manufacturing supply and distribution agreement for 5mg pilocarpine hydrochloride tablets with Purepac.
Licensing revenue decreased 62 percent to $3.6 million in 2004 from $9.5 million in 2003. We and Dainippon Pharmaceutical Co. Ltd. agreed to terminate our collaborative acylfulvene license agreement in the third quarter of 2003. Because we had no future obligations to Dainippon after termination, all remaining unamortized licensing revenue related to this relationship was amortized into license revenue in 2003. For 2003, we amortized $7.1 million of deferred revenue into licensing revenue related to previously received non-refundable license fees from Dainippon, which included $6.9 million being amortized in the third quarter of 2003.
Licensing revenue is a combination of deferred revenue amortization from licensing arrangements and from royalties that are recognized when the related sales occur. We recognized $0.7 million, $0.2 million and $7.4 million of amortized deferred revenue in 2005, 2004 and 2003, respectively, related to all payments received under these license agreements. We will recognize the December 31, 2005 unamortized balance of $2.4 million from our license agreements into licensing revenue over the expected periods of benefit for the related collaborative arrangements, which is expected to continue into 2015. Licensing revenue will fluctuate from quarter to quarter depending on the level of recurring royalty generating activities, and changes in amortization of deferred revenue, including the initiation or termination of licensing arrangements.
Total expected revenue for 2006 is in the range of $370 to $385 million. Expected total revenue includes expected Aloxi sales of $285 to $300 million, expected Gliadel sales of approximately $40 million, expected Dacogen sales of approximately $25 million, if approved by the FDA during the second quarter of 2006, and all other revenues in total are expected to be approximately $20 million.
Costs and Expenses
Costs and expenses for the years ended December 31, 2005, 2004 and 2003 are summarized in the following table:

	The Year Ended December 31,
(in thousands, except percentage)	2005	% change	2004	% change	2003
Costs and expenses:
Costs of sales	$97,370	60%	$60,847	645%	$8,163
Selling, general and administrative	88,953	21	73,802	46	50,410
Research and development	70,891	13	62,625	25	50,121
Acquired in-process research and development	156,900	89	83,117	NA	—

Total costs and expenses	$414,114	48	$280,391	158	$108,694

N/A — not applicable
Cost of sales: Cost of sales as a percentage of sales increased to 36 percent in 2005 from 32 percent in 2004. This increase in cost of sales as a percentage of sales is a result of increased sales of Aloxi, Gliadel, and Aggrastat, which have lower gross margins than our other marketed products, in addition to a decrease in Salagen sales, which has a higher gross margin than our other marketed products. Cost of sales as a percentage of sales, excluding the impact of the acquisition of Guilford, increased to 34 percent in 2005 from 32 percent in 2004.
Cost of sales as a percentage of sales increased to 32 percent in 2004 from 20 percent in 2003. The increase in cost of sales as a percentage of sales is primarily a result of increased sales of Aloxi, which began in September 2003.
We expect cost of sales for 2006 will be in the range of $125 to $140 million, excluding the effect of SFAS No. 123R, depending on total product sales and sales mix.
Selling, general, and administrative: Selling, general and administrative expenses increased 21 percent to $89.0 million in 2005 from $73.8 million in 2004. The increase is primarily a result of the Guilford acquisition, which added $12.0 million in selling, general, and administrative expenses, the continued commercialization of Aloxi, and pre-launch activities for Dacogen.
Selling, general and administrative expenses increased 46 percent to $73.8 million in 2004 from $50.4 million in 2003. The increase in selling, general and administrative expense is primarily a result of increased expenditures for the commercial launch of Aloxi in September 2003 and its continued commercialization.
We expect selling, general, and administrative expenses for 2006 to be approximately $140 million, excluding the effect of SFAS No. 123R.
Research and development: Research and development expense increased 13 percent to $70.9 million in 2005 from $62.6 million in 2004. The increase primarily represents increased spending on development programs for the late-stage product candidates in our pipeline, including those acquired or in-licensed in 2004 and the acquisition of Guilford. Research and development expense increased 25 percent to $62.6 million in 2004 from $50.1 million in 2003.
Research and development expenses include expense related to milestone payments under our license agreement for Aloxi product candidates: $2.5 million in 2004 and $31.3 million in 2003. In addition, 2004 research and development expenses included license and milestone payments of $29.2 million under our agreement for Dacogen product candidates. Other research and development expenses increased 130 percent to $70.8 million in 2005 from $30.9 million in 2004 and increased 64 percent to $30.9 million in 2004 from $18.8 million in 2003.

The following table details our research and development costs incurred for major development projects in the years ended December 31, 2005, 2004, and 2003:

	The Year Ended December 31,
(in thousands)	2005	2004	2003
Aloxi product candidates
License/Milestone	$—	$2,500	$31,271
Other research and development	5,730	6,785	4,920

Total Aloxi	5,730	9,285	36,191

Dacogen Injection
License/Milestone	—	29,236	—
Other research and development	21,932	7,633	—

Total Dacogen Injection	21,932	36,869	—

Saforis Powder for Oral Suspension
License/Milestone	—	—	—
Other research and development	6,983	1,379	—

Total Saforis Powder for Oral Suspension	6,983	1,379	—

Aquavan Injection
License/Milestone	—	—	—
Other research and development	8,638	—	—

Total Aquavan Injection	8,638	—	—

Amolimogene (HPV E6 E7 plasmid)
License/Milestone	—	—	—
Other research and development	8,962	2,049	—

Total Amolimogene (HPV E6 E7 plasmid)	8,962	2,049	—

Irofulven
License/Milestone	50	50	50
Other research and development	8,314	11,116	10,007

Total Irofulven	8,364	11,166	10,057

Research and other development projects	10,282	1,877	3,873

Total research and development	$70,891	$62,625	$50,121

We expect net research and development expenses for 2006 to be approximately $88 million, excluding the effect of SFAS No. 123R, and excluding product candidate development milestone payments of approximately $2 million and expenses incurred for SNDC, a non-majority owned consolidated entity acquired in connection with the Guilford acquisition, a majority of which are reversed as minority interest prior to computing pre-tax income.
Aloxi products and product candidates: In April 2001, we obtained from Helsinn Healthcare SA (“Helsinn”) the exclusive oncology license and distribution rights for Aloxi in the United States and Canada. Under the terms of the agreement, we made all $38 million in initial license and milestone license payments, including upon FDA approval. We expanded our agreement with Helsinn in November 2003 to include rights for PONV application of Aloxi and Aloxi Capsules. Under the terms of the expanded agreement, we made an initial payment of $22.5 million in 2003 and milestone payments of $2.5 million in 2004 and we expect to make additional payments of $22.5 million over the course of the next several years upon achievement of certain development milestones that culminate with the approvals of Aloxi for the prevention of PONV and Aloxi Capsules. Phase 3 trials began during 2005 with a goal to seek FDA approval of Aloxi for prevention of PONV and Aloxi Capsules for prevention of CINV. Helsinn will continue to fund and conduct all registration directed development of Aloxi products for the new applications.
Aquavan Injection: In March 2000, Guilford entered into a license agreement with ProQuest Pharmaceuticals, Inc. (“ProQuest”) that granted Guilford exclusive worldwide development and commercialization rights to Aquavan. Guilford acquired ProQuest, thereby superseding the license agreement and obtaining an irrevocable, royalty-free, fully-paid, exclusive, worldwide license to the intellectual property rights for Aquavan from the University of Kansas. We concluded a randomized, double-blind, multi-center phase 2 dose ranging trial in the fourth quarter of 2005. A pivotal program will be undertaken in 2006 utilizing an initial dose of 6.5 milograms per kilogram of body weight that will be designed to serve as the basis for FDA registration. We expect to submit a new drug application to the FDA for the approval of Aquavan Injection for use in procedural sedation for brief diagnostic or therapeutic procedures in 2007.

Dacogen injection: Under the terms of our agreement with SuperGen, Inc. for the rights to Dacogen, we incurred $29.2 million in license expense in 2004 and we expect to make additional license payments of $32.5 million over the course of the next several years upon achievement of certain development milestones culminating with marketing approvals and commercialization of Dacogen. Dacogen regulatory applications for the treatment of MDS are being reviewed for marketing approval by the FDA in the United States. An application before the EMEA in Europe was withdrawn in November 2005. A pivotal phase 3 trial and two supporting phase 2 trials for the MDS indication form the clinical basis of these applications. The FDA has established May 15, 2006 as the PDUFA action goal date for the NDA. We have assumed financial responsibility for all further development of Dacogen and we committed to fund at least $15 million of Dacogen development costs by September 1, 2007, all of which was incurred by December 31, 2005. Given the broad activity of Dacogen in hematologic cancers, a pivotal phase 3 program in patients with acute myeloid leukemia, or AML was initiated in 2005 and we are currently conducting a multi-center phase 2 trial with Dacogen for the treatment of refractory chronic myeloid leukemia (“CML”) in patients who have failed previous front line therapy.
Saforis Powder for Oral Suspension: Saforis is a late-stage, novel, proprietary oral formulation of glutamine, an amino acid that is critical to the repair of cellular damage. In multiple clinical trials, Saforis decreased the duration and/or severity of chemotherapy-induced inflammation of the tissues lining the mouth, or oral mucositis. Additionally, Saforis reduced the healing time of oral mucositis, reduced patients’ requirements for analgesics to treat pain due to oral mucositis, improved patients’ ability to swallow, thereby improving nutrition and improved patients’ overall quality of life. In 2004, a randomized, placebo controlled phase 3 trial of Saforis was completed in 326 patients and it met its primary clinical objective of a statistically significant reduction of oral mucositis in patients receiving Saforis compared to those patients receiving the placebo. During the fourth quarter of 2005, a meeting was held with the FDA to discuss the Saforis NDA submission. We expect to submit an NDA for Saforis in the second quarter of 2006. Saforis received Fast Track Designation from the FDA in 2002, which is designed to facilitate the development and expedite the review of applications of drugs that are intended to treat serious or life-threatening conditions and demonstrate the potential to address an unmet medical need for such a condition.
Amolimogene (HPV E6 E7 plasmid): The goal of treatment with amolimogene (HPV E6 E7 plasmid) is to enhance the natural immune response of a patient infected with human papillomavirus (“HPV”) by allowing the immune process to produce a substance that is seen as foreign, an HPV antigen, which results in a heightened immune system response to HPV in the patient. We are currently developing amolimogene (HPV E6 E7 plasmid) as a treatment for young women with high-grade cervical dysplasia. A phase 2, multicenter, randomized placebo controlled trial of 161 women with high-grade cervical dysplasia was conducted in the United States and Europe. Patients enrolled in this phase 2 trial received an intramuscular injection of amolimogene (HPV E6 E7 plasmid) every three weeks for a total of three doses. Amolimogene (HPV E6 E7 plasmid) was shown to be safe and well tolerated. In a prospectively defined cohort of patients under 25 years of age, the drug promoted resolution of high-grade dysplasia in 70 percent of patients, versus 23 percent in the placebo arm. In all patients, resolution was 43 percent for patients on drug and 27 percent for patients on placebo. In other open label trials, the drug was found to be safe and well-tolerated and disease resolution was observed in a high percentage of young patients. The most frequently observed adverse event in these trials was mild to moderate injection site pain, which was manageable with over the counter analgesics. A pivotal trial to further assess the safety and efficacy of amolimogene (HPV E6 E7 plasmid) began in 2005 and was designed to become a key part of submissions to regulatory authorities for seeking marketing approval. We expect to complete enrollment in 2006. This is the first part of a two-part pivotal program. A second phase 3 trial is planned to commence at the conclusion of the first trial.
Irofulven: In 1993, we obtained exclusive worldwide rights to the acylfulvene family of compounds from the Regents of the University of California. Irofulven, the lead product candidate is a novel, broadly active cytotoxic agent, which is currently in clinical trials, including trials for hormone refractory prostate cancer, inoperable liver cancer, and in combination with capecitabine or oxaliplatin.
GPI 1485: In June 2004, MGI GP licensed to SNDC, a newly formed, privately held Delaware corporation, its rights in the United States to GPI 1485 in the following four indications: Parkinson’s disease, peripheral nerve injury, including PPED, HIV-related peripheral neuropathy, and HIV-related dementia. SNDC agreed to invest up to approximately $40.0 million to advance GPI 1485 through current clinical programs in those disease states. In March 2006, we were advised by SNDC that the Parkinson’s disease trial failed to meet its primary endpoint. The HIV-related indications were placed on hold in the second quarter of 2005 until the results of the phase 2 trials are released.
MG98 and DNA MT: In a December 2003 amendment to the license agreement with MethylGene, they acknowledged full satisfaction of our then current payment obligations and suspended further payment obligations by us until after completion by MethylGene of a planned clinical trial with MG98. If we resume development, our financial responsibilities under the license agreement would also resume. We agreed with MethylGene to terminate the small molecule inhibitor of DNA methyltransferase portion of our license relationship and those rights reverted back to MethylGene without any additional payments by either party.
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
Acquired in-process research and development: In 2005, in connection with our acquisition of Guilford, we recorded acquired in-process research and development expense of $156.9 million related to the fair value of certain projects that, as of the acquisition date, had not yet achieved regulatory approval for marketing and have no alternative future use. In 2004, in connection with our acquisitions of Zycos, Inc. and Aesgen, Inc., we recorded acquired in-process research and development expense of $83.1 million related to the fair value of certain projects that, as of the acquisition date, had not yet achieved regulatory approval for marketing and have no alternative future use.
Interest Income, Interest Expense, and Other Income
Interest income, interest expense, and other income for the years ended December 31, 2005, 2004 and 2003 are summarized in the following table:

	The Year Ended December 31,
(in thousands, except percentage)	2005	% change	2004	% change	2003
Interest income	$6,095	14%	$5,330	243%	$1,553
Interest expense	(7,264)	21	(5,989)	(500)	(998)
Other income	1,148	N/A	—		—

	$(21)		$(659)		$555

Interest Income: Interest income increased 14 percent to $6.1 million in 2005 from $5.3 million in 2004. The increase was due to an increase in the effective interest rates received on our cash and marketable investments from 1.67 percent in 2004 to 2.96 percent in 2005. This increase is offset by the decrease in the average amount of funds available for investment from $332.2 million in 2004 to $173.7 million in 2005, which is primarily a result of the acquisition of Guilford.
Interest income increased 243 percent to $5.3 million in 2004 from $1.6 million in 2003. The increase was due to increased funds available for investment in 2004 as a result of the issuance of senior subordinated convertible notes in the first quarter of 2004.
Interest expense: Interest expense increased 21 percent to $7.3 million in 2005 from $6.0 million in 2004. The increase is due to our issuance of senior subordinated convertible notes in the first quarter of 2004. In 2005, interest expense paid using cash was $6.1 million. The non-cash portion of interest expense is primarily related to the amortization of issuance cost incurred and capitalized in conjunction with the issuance of senior subordinated convertible notes in the first quarter of 2004.
Interest expense increased 500 percent to $6.0 million in 2004 from $1.0 million in 2003. The increase is due to our issuance of senior subordinated convertible notes in the first quarter of 2004.
Other income: In the acquisition of Guilford, we acquired warrants held by SNDC and a Private Investment in Public Equity (“PIPE”). The SNDC and PIPE warrants are classified as liabilities and will be measured at fair value, with changes in fair value reported in earnings. The increase in fair value from October 3, 2005 to December 31, 2005 was $0.6 million. We also acquired investments previously held by Guilford, a portion of these investments matured in the fourth quarter of 2005, which resulted in a realized gain of $0.5 million.

Impairment of Investment
We own an approximate ten percent, investment in MethylGene Inc., a Canada-based biopharmaceutical company. MethylGene completed its initial public offering and began trading publicly on the Toronto Stock Exchange on June 29, 2004. Prior to MethylGene becoming a publicly traded company, our minority investment in MethylGene was reported as a “Long-term equity investment” at the lower of its cost, or if its value was other than temporarily impaired, at its estimated fair value. We reviewed its fair value on a periodic basis. Until MethylGene became publicly traded, the value of this investment was inherently more difficult to estimate than an investment in a public company. In November 2003, MethylGene, Inc. management negotiated a financing term sheet at arms length that indicated the value of our investment had declined from its original cost of $6.8 million to $3.6 million as of December 31, 2003 and an impairment of this investment had occurred which was considered to be other than temporary. Although, MethylGene’s Board of Directors ultimately rejected the financing terms, these terms provided the best available estimate of fair value for our investment in MethylGene and accordingly, we recorded an impairment charge of $3.2 million in the year ended December 31, 2003.
Tax Expense
Tax expense of $423,000 in 2005 and $340,000 in 2004 represents alternative minimum tax. There is no provision for tax expense in 2003 due to net losses of $61.9 million. Our ability to achieve profitable operations is dependent upon our continued successful commercialization of Aloxi, among other things, and therefore, we continue to maintain a valuation allowance against our deferred tax assets. If and when it is judged to be more-likely-than-not that we will utilize our deferred tax assets, the related valuation allowance will be reduced and a tax benefit will be recorded, and the portion of the allowance pertaining to the exercise of stock options will increase additional paid-in capital. Then for subsequent tax periods, our tax provision would likely reflect normal statutory tax rates, and utilization of our deferred tax attributes would reduce our deferred tax asset balance. The timing of this valuation allowance adjustment is primarily dependent upon continued growth in sales of Aloxi and the demonstration of a number of consecutive quarters of profitability.
Net Loss
We had net losses of $132.4 million, $85.7 million and $61.9 million in 2005, 2004 and 2003, respectively. The increased net loss from 2004 to 2005 reflects a 43 percent increase in revenues and a 48 percent increase in costs and expenses from 2004 to 2005. Cost and expenses in 2005 include $156.9 million of acquired in-process research and development expense related to the Guilford acquisition. The increased net loss from 2003 to 2004 reflects a 296 percent increase in revenues and a 158 percent increase in costs and expenses from 2003 to 2004. Costs and expenses in 2004 included $83.1 million of acquired in-process research and development expense related to acquisitions. During the next several years, we expect to direct our efforts towards activities intended to grow long-term revenues, including the continued development and commercialization of Aloxi products and continued development of our other product candidates. The level of profitability attained will be a result of revenue levels attained and investments made in products and technologies.
Liquidity and Capital Resources
As of December 31, 2005, we had cash, cash equivalents and unrestricted marketable debt investments of $104 million compared with $239 million and $178 million at December 31, 2004 and 2003, respectively. We had working capital of $209 million and $284 million as of December 31, 2005 and 2004, respectively. The decline in 2005 is primarily related to the acquisition of Guilford.
Historically, we have primarily funded our operations through the issuance of equity securities, senior subordinated convertible notes, revenues from the sales of Aloxi, Salagen, and other products, and since October 2005, revenues from the sale of Gliadel and Aggrastat. We have also funded operations through collaborative and partnering agreements and through proceeds from loans or other borrowings. Any, or all, of these financing vehicles or others may be utilized to fund our future capital requirements.
Net Cash Provided by (Used in) Operating Activities
Net cash provided by operations was $14 million for the year ended December 31, 2005, and net cash used in operations was $81 million and $57 million for the years ended December 31, 2004 and 2003, respectively. The increase in cash provided by operating activities from 2004 to 2005 was primarily due to an increase in earnings prior to the effects of non-cash acquired IPR&D and a decrease in accounts receivable, offset by an increase in inventories. The decrease in accounts receivable is a result of shorter payment terms being offered on sales of Aloxi. Future trends in our accounts receivable balances will largely depend upon the competing effects of continued growth in sales of Aloxi. The increase in inventories is primarily due to our increasing quantities of Aloxi to support sales expectations.
The increase in cash used in operating activities from 2003 to 2004 was primarily due to an increase in net loss and accounts receivable, offset by increases in accounts payable and accrued expenses. The $115 million increase in accounts receivable was a result of growing sales of Aloxi and longer payment terms being offered on sales of Aloxi in 2004.

Net Cash Provided by (Used in) Investing Activities
Net cash provided by investing activities was $14 million for the year ended December 31, 2005 and net cash used in investing activities was $168 million and $116 million for the years ended December 31, 2004 and 2003, respectively. The increase in cash provided from 2004 to 2005 was primarily due to the net maturities of $195 million from investment activity offset by the $179 million purchase of certain net assets in connection with the Guilford acquisition (see Note 6 of the Company’s Notes to Consolidated Financial Statements).
The increase in cash used from 2003 to 2004 was primarily due to purchases of certain net assets of $86 million in connection with the Aesgen and Zycos business acquisitions (see Note 6 of the Company’s Notes to Consolidated Financial Statements) and the purchase of an equity investment of $24 million in SuperGen in connection with the Dacogen license agreement (see Note 7 of the Company’s Notes to Consolidated Financial Statements).
Net Cash Provided by Financing Activities
Net cash provided by financing activities was $13 million, $253 million and $176 million for the years ended December 31, 2005, 2004 and 2003, respectively. In 2005, we received $8 million in cash from the issuance of shares under stock award plans and $6 million from the maturity of restricted marketable securities. In 2004, we received $252 million in cash from the issuance of senior subordinated convertible notes, and $12 million in cash from issuance of shares under stock award plans offset by the net purchase of $14.4 million of restricted marketable securities related to the convertible debt issuance. In 2003, we received $169 million in cash from the issuance of 10,120,000 shares of common stock in a follow-on public offering, and $12 million in cash from issuance of shares under stock award plans.
Our cash use in 2006 will depend in part upon the pattern and growth of Aloxi sales. We expect Aloxi sales to increase for 2006, which will result in increased working capital deployed for Aloxi finished product inventory and receivables. However, as sales increase we expect positive cash flow from operations. Our overall change in cash will depend upon our investing and financing activities and the change may be an increase or decrease.
Cash Uses and Capital Raising Activities
Substantial amounts of capital will be needed to continue growing our business. We will require this capital to:
•	fund our research and development and drug discovery efforts;

•	expand our portfolio of marketed products and product candidates, including through additional product or product candidate acquisitions or business combinations;

•	develop products we have discovered, acquired, or licensed;

•	fund our sales and marketing efforts;

•	fund operating losses; and

•	support our contractual obligations and debt service requirements.
The timing of these events is difficult to predict due to many factors, including the costs and outcomes of our research and development programs and when those outcomes are determined, the timing of product or product candidate acquisitions or business combinations, the timing and expense of obtaining regulatory approvals, the presence and status of competing products, and the protection and freedom to operate for our intellectual property.
Our capital needs may exceed the capital available from our future operations, collaborative arrangements and existing liquid assets. Our future capital requirements and liquidity will depend on many factors, including but not limited to:
•	the revenue from Aloxi, Gliadel and our other products;

•	the future expenditures we may make to increase revenue from our products;

•	the progress of our research and development programs;

•	the progress of pre-clinical and clinical testing;

•	the time and cost involved in obtaining regulatory approval;

•	the cost of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights;

•	the changes in our existing research relationships, competing technological and marketing developments;

•	our ability to establish collaborative arrangements and to enter into licensing agreements and contractual arrangements with others;

•	the conversion of our senior subordinated convertible notes;

•	the costs of additional product or product candidate acquisitions or business combinations; and

•	any future change in our business strategy.
For these needs or in anticipation of these needs, we may decide to seek additional capital. The source, timing and availability of this funding will depend on market conditions, interest rates and other factors. This funding may be sought through various sources, including debt and equity offerings, corporate collaborations, divestures, bank borrowings, lease arrangements relating to fixed assets or other financing methods. There can be no assurance that additional capital will be available on favorable terms, if at all.
As identified in our risk factors, adverse changes that affect future demand for our marketed products, continued access to the capital markets, and continued development and expansion of our product candidates would affect our longer-term liquidity.
Payment Obligations
Our future, noncancellable, contractual commitments, are summarized in the following table:

(in thousands)	2006	2007	2008	2009	2010	Thereafter	Total
Operating lease payments	$5,486	$5,606	$4,810	$4,307	$3,832	$29,661	$53,702
Capital lease payments	751	128	43	—	—	—	922
Baxter loss contract (a)	1,459	1,459	1,459	1,459	—	—	5,836
Other long term debt	812	63	64	61	—	—	1,000
Convertible debt	—	—	1,500	—	—	348,000	349,500
Helsinn minimum sales obligation (b)	5,170	6,123	5,559	4,801	4,052	6,241	31,946

Total	$13,678	$13,379	$13,435	$10,628	$7,884	$383,902	$442,906

(a)	In the acquisition of Guilford, MGI assumed obligations under a supply agreement with Baxter Healthcare Corporation for Aggrastat 250 ml and 100 ml bags through July 2009. As of December 31, 2005, the Company has committed to purchasing approximately $5.8 million, of which approximately $1.5 million will be incurred during 2006.

(b)	In connection with the April 2001 in-licensing agreement with Helsinn Healthcare SA where we obtained the exclusive U.S. and Canadian oncology license and distribution rights for Aloxi, we agreed to pay minimum payments over the first ten years following commercialization. The minimum is only payable to the extent that it exceeds the actual payments that would otherwise be payable under the agreement. Minimum sales targets of Aloxi for prevention of CINV peak at approximately $90 million in the fourth year of commercialization.
We expect to make additional payments to Helsinn related to Aloxi product candidates totaling $22.5 million, to SuperGen related to Dacogen totaling $32.5 million over the course of the next several years upon achievement of certain development milestones, and to Aesgen’s former security holders of $33 million upon the FDA approval of Saforis.
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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Our operations are not subject to risks of material foreign currency fluctuations, nor do we use derivative financial instruments in our investment practices. We place our marketable investments in instruments that meet high credit quality standards, as specified in our investment policy guidelines. We do not expect material losses with respect to our investment portfolio or exposure to market risks associated with interest rates. The impact on our net loss as a result of a one percentage point change in short-term interest rates would be approximately $1.0 million based on our cash, cash equivalents and unrestricted short-term marketable investment balances at December 31, 2005.
Equity Price Risk
We invest in equity securities that are subject to fluctuations in market value. We hold our equity securities available for sale. Any changes in the fair value in these securities would be reflected in our accumulated other comprehensive income as a component of stockholders’ equity. The table below summarizes our equity price risk and shows the effect of a hypothetical increase or decrease in market prices as of December 31, 2005 on the estimated fair value of our consolidated equity portfolio. The selected hypothetical changes do not indicate what could be the potential best or worst case scenarios (dollars in thousands):

				Hypothetical Percentage
	Estimated Fair Value at	Hypothetical Price	Estimated Fair Value after	Increase(Decrease) in
	December 31, 2005	Change	Hypothetical Price Change	Stockholders’ Equity
Equity Securities	$23,952	10%	$26,347	2.2%
		(10)%	21,557	(2.2)%
		20%	28,742	4.4%
		(20)%	19,162	(4.4)%
		30%	31,138	6.6%
		(30)%	16,766	(6.6)%

Item 8. Financial Statements and supplementary Data
MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING.
The management of MGI PHARMA is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f).
Management of MGI PHARMA conducted an evaluation of the effectiveness of MGI PHARMA’s internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation under the framework in Internal Control — Integrated Framework, management concluded that MGI PHARMA’s internal control over financial reporting was effective as of December 31, 2005.
Management’s assessment of the effectiveness of MGI PHARMA’s internal control over financial reporting as of December 31, 2005, excluded MGI GP, INC. (formerly known as Guilford Pharmaceuticals Inc.), which was acquired by MGI PHARMA in October 2005 in a purchase business combination. MGI GP, INC. is a wholly-owned subsidiary of MGI PHARMA whose total assets and total net sales represented 37% of consolidated total assets and, taking into account sales since the date of acquisition of products that were previously sold by Guilford Pharmaceuticals Inc., 4% of consolidated net sales of MGI PHARMA as of and for the year ended December 31, 2005. Companies are allowed to exclude acquisitions from their assessment of internal control over financial reporting during the first year of an acquisition under guidelines established by the Securities and Exchange Commission.
Management’s assessment of the effectiveness of MGI PHARMA’s internal control over financial reporting as of December 31, 2005, has been audited by KPMG LLP, the independent registered public accounting firm that audited the consolidated financial statements in this Form10-K, as stated in their report, which is included herein.

/s/	Leon O. Moulder, Jr.	President and Chief Executive Officer (principal
Leon O. Moulder, Jr.		executive officer)
March 16, 2006

/s/	James C. Hawley	Senior Vice President, Chief Financial Officer
James C. Hawley		(principal financial officer)
March 16, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
MGI PHARMA, INC.:
We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that MGI PHARMA, INC. maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). MGI PHARMA, INC.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of MGI PHARMA, INC.’s internal control over financial reporting based on our audit.
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
In our opinion, management’s assessment that MGI PHARMA, INC. maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, MGI PHARMA, INC. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
Management’s assessment of the effectiveness of MGI PHARMA, INC.’s internal control over financial reporting as of December 31, 2005, excluded Guilford Pharmaceuticals Inc. which was acquired by MGI PHARMA, INC. in October 2005 in a purchase business combination. Guilford Pharmaceuticals Inc. is a wholly-owned subsidiary of MGI PHARMA, INC. whose total assets and total net sales represented 37% of consolidated total assets and 4% of consolidated net sales of MGI PHARMA, INC. as of and for the year ended December 31, 2005. Our audit of internal control over financial reporting of MGI PHARMA, INC. also excluded an evaluation of the internal control over financial reporting of Guilford Pharmaceuticals Inc.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of MGI PHARMA, INC. and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of operations, cash flows and stockholders’ equity for each of the years in the three-year period ended December 31, 2005, and our report dated March 14, 2006 expressed an unqualified opinion on those consolidated financial statements.
/s/ KPMG LLP
Minneapolis, Minnesota
March 14, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
MGI PHARMA, INC.:
     We have audited the accompanying consolidated balance sheets of MGI PHARMA, INC. and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of operations, cash flows and stockholders’ equity for each of the years in the three-year period ended December 31, 2005. In connection with our audits of the consolidated financial statements, we also have audited financial statement schedule II. These consolidated financial statements and financial statement schedule are the responsibility of the MGI PHARMA, INC.’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.
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
     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of MGI PHARMA, INC. and subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the accompanying financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
     We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of MGI PHARMA, INC.’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 14, 2006 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.
/s/ KPMG LLP
Minneapolis, Minnesota
March 14, 2006

MGI PHARMA, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	December 31,	December 31,
	2005	2004
ASSETS:
Current assets:
Cash and cash equivalents	$51,136	$10,098
Short-term marketable investments	53,067	195,384
Restricted cash	750	—
Restricted marketable investments	5,822	5,832
Investment held by SNDC	18,580	—
Receivables, less contractual and bad debt allowances of $37,118 and $12,227	105,959	122,275
Inventories	49,392	8,408
Other current assets	1,558	481

Total current assets	286,264	342,478

Restricted cash, less current portion	1,101	600
Equipment, furniture and leasehold improvements, at cost less accumulated depreciation of $4,620 and $3,505	5,647	2,666
Long-term marketable investments	23,952	66,848
Restricted marketable investments, less current portion	2,859	8,519
Debt issuance costs, less accumulated amortization of $2,131 and $969	6,005	7,167
Intangible assets, at cost less accumulated amortization of $8,779 and $5,239	73,505	7,995
Goodwill	70,203	—
Other assets	2,049	62

Total assets	$471,585	$436,335

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current liabilities:
Accounts payable	$19,463	$14,831
Accrued expenses	54,050	43,244
Current portion of long-term debt	1,563	54
Deferred revenue	318	624
Other current liabilities	1,430	70

Total current liabilities	76,824	58,823

Noncurrent liabilities:
Senior subordinated convertible notes, face value of $349,500 net of unamortized discount of $87,828 as of December 31, 2005 and December 31, 2004	261,672	260,172
Long-term debt, net of current portion	359	—
Deferred revenue	2,540	1,951
Other noncurrent liabilities	6,367	879

Total noncurrent liabilities	270,938	263,002

Total liabilities	347,762	321,825

Minority interest	14,798	—

Stockholders’ equity:
Preferred stock, 10,000,000 authorized and unissued shares	—	—
Common stock, $0.01 par value, 140,000,000 authorized shares, 77,583,796 and 71,041,179 issued and outstanding shares	776	710
Additional paid-in capital	557,841	418,659
Unearned compensation	(6,013)	(3,216)
Accumulated other comprehensive income (loss)	(4,098)	5,428
Accumulated deficit	(439,481)	(307,071)

Total stockholders’ equity	109,025	114,510

Total liabilities and stockholders’ equity	$471,585	$436,335

See accompanying Notes to Consolidated Financial Statements.

MGI PHARMA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Year Ended December 31,
	2005	2004	2003
Revenues:
Product sales	$273,992	$192,089	$39,858
Licensing and other	5,370	3,578	9,527

	279,362	195,667	49,385

Costs and expenses:
Cost of sales	97,370	60,847	8,163
Selling, general and administrative	88,953	73,802	50,410
Research and development	70,891	62,625	50,121
Acquired in-process research and development	156,900	83,117	—

	414,114	280,391	108,694

Loss from operations	(134,752)	(84,724)	(59,309)
Interest income	6,095	5,330	1,553
Interest expense	(7,264)	(5,989)	(998)
Other income	1,148	—	—
Impairment of investment	—	—	(3,154)

Loss before minority interest and income taxes	(134,773)	(85,383)	(61,908)
Minority interest	2,786	—	—

Loss before income taxes	(131,987)	(85,383)	(61,908)
Income tax expense	(423)	(340)	—

Net loss	$(132,410)	$(85,723)	$(61,908)

Net loss per common share:
Basic	$(1.81)	$(1.23)	$(1.11)
Diluted	$(1.81)	$(1.23)	$(1.11)
Weighted average number of common shares outstanding:
Basic	73,123	69,897	55,556
Diluted	73,123	69,897	55,556
See accompanying Notes to Consolidated Financial Statements.

MGI PHARMA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2005	2004	2003
Cash flows from operating activities:
Net loss	$(132,410)	$(85,723)	$(61,908)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Acquired in-process research and development	156,900	83,117	—
Impairment of investment	—	—	3,154
Depreciation and intangible amortization	4,769	2,787	2,230
Benefit plan contribution	1,590	1,400	1,292
Employee stock compensation expense	4,173	1,479	105
Minority interest	(2,786)	—	—
Amortization of non-cash financing charges	1,162	1,081	368
Other	412	220	48
Changes in operating assets and liabilities (net of acquisitions):
Receivables	18,887	(115,091)	(3,475)
Inventories	(34,019)	(971)	(5,658)
Other current assets	(5)	610	(473)
Accounts payable and accrued expenses	(5,985)	30,483	14,977
Deferred revenue	(166)	113	(7,387)
Other current liabilities	1,473	(51)	9

Net cash provided by (used in) operating activities	13,995	(80,546)	(56,718)

Cash flows from investing activities:
Purchase of available for sale investments	(1,726,404)	(3,378,885)	(1,246,255)
Maturity of available for sale investments	1,865,449	3,322,390	1,132,405
Purchase of held-to-maturity investments	(38,602)	—	—
Maturity of held-to-maturity investments	95,002	—	—
Acquisition of businesses, net of cash acquired	(179,097)	(86,182)	—
Purchase of available for sale equity securities	—	(24,400)	—
Investment in subsidiaries	—	—	(2,229)
Purchase of equipment, furniture and leasehold improvements	(2,446)	(1,065)	(745)
Other	(356)	—	436

Net cash provided by (used in) investing activities	13,546	(168,142)	(116,388)

Cash flows from financing activities:
Proceeds from issuance of shares	—	—	168,581
Proceeds of debt offering	—	260,172	—
Issuance costs of debt offering	—	(8,136)	—
Payment of deposit payable	—	—	(4,300)
Issuance of shares under stock plans	7,827	11,760	12,255
Issuance of shares through stock purchase warrant exercise	—	3,850	—
Purchase of restricted marketable securities held by trustee for debt service	—	(17,081)	—
Maturity of restricted marketable securities held by trustee for debt service	5,670	2,730	—

Net cash provided by financing activities	13,497	253,295	176,536

Increase in cash and cash equivalents	41,038	4,607	3,430
Cash and cash equivalents at beginning of year	10,098	5,491	2,061

Cash and cash equivalents at end of year	$51,136	$10,098	$5,491

Supplemental disclosure of cash flow information:
Cash paid for interest	$6,102	$3,010	$630
Cash paid for income taxes	777	—	—
Non-cash investing and financing activities
Issuance of shares for acquisition of Guilford	122,246	—	—
See accompanying Notes to Consolidated Financial Statements.

MGI PHARMA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)
			Additional		Accumulated Other		Total
		Common	Paid-in	Unearned	Comprehensive	Accumulated	Stockholders’
	Shares	Stock	Capital	Compensation	Income (Loss)	Deficit	Equity
Balance at December 31, 2002	50,474	$505	$195,667	$(129)	$—	$(159,440)	$36,603
Issuance of stock in public offering	10,120	101	168,480	—	—	—	168,581
Exercise of stock options	2,454	25	11,466	—	—	—	11,491
Employee retirement plan contribution	208	2	1,016	—	—	—	1,018
Employee stock purchase plan	146	1	763	—	—	—	764
Restricted stock cancellation	(10)	—	(100)	—	—	—	(100)
Amortization of restricted stock to compensation expense	—	—	—	105	—	—	105
Amortization of warrants value under convertible debt	—	—	20	—	—	—	20
Other issuances	2	—	36	—	—	—	36

Components of comprehensive loss:
Net loss	—	—	—	—	—	(61,908)	(61,908)

Total comprehensive loss	—	—	—	—	—	(61,908)	(61,908)

Balance at December 31, 2003	63,394	634	377,348	(24)	—	(221,348)	156,610
Conversion of debt	5,142	51	19,700	—	—	—	19,751
Exercise of stock purchase warrants	800	8	3,842				3,850
Exercise of stock options, including income tax benefit of $340	1,586	16	10,752	—	—	—	10,768
Employee retirement plan contribution	60	—	1,571	—	—	—	1,571
Employee stock purchase plan	66	1	1,331	—	—	—	1,332
Restricted stock and stock option issuance, net of 12 shares withheld for tax	—	—	4,333	(4,333)	—	—	—
Restricted stock cancellation	(8)	—	(253)	—	—	—	(253)
Stock option expense and amortization of restricted stock to compensation expense	—	—	—	1,141	—	—	1,141
Other issuances	1	—	35	—	—	—	35

Components of comprehensive loss:
Net loss	—	—	—	—	—	(85,723)	(85,723)
Unrealized gain on available for sale investments	—	—	—	—	5,428	—	5,428

Total comprehensive loss	—	—	—	—	5,428	(85,723)	(80,295)

Balance at December 31, 2004	71,041	710	418,659	(3,216)	5,428	(307,071)	114,510
Exercise of stock options, including income tax benefit of $268	1,013	10	6,576	—	—	—	6,586
Employee retirement plan contribution	81	1	2,223	—	—	—	2,224
Employee stock purchase plan	92	1	1,508	—	—	—	1,509
Restricted stock and stock option issuance, net of 19 shares withheld for tax	74	1	6,292	(2,797)	—	—	3,496
Issuance of shares for Guilford acquisition	5,283	53	122,193	—	—	—	122,246
Other issuances	—	—	390	—	—	—	390

Components of comprehensive loss:
Net loss	—	—	—	—	—	(132,410)	(132,410)
Unrealized loss on available for sale investments	—	—	—	—	(9,526)	—	(9,526)

Total comprehensive loss	—	—	—	—	(9,526)	(132,410)	(141,936)

Balance as December 31, 2005	77,584	$776	$557,841	$(6,013)	$(4,098)	$(439,481)	$109,025

See accompanying Notes to Consolidated Financial Statements.

MGI PHARMA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Summary of Significant Accounting Policies
Description: MGI PHARMA INC. (including its subsidiaries, “MGI”, “MGI PHARMA”, “we”, or the “Company”) is an oncology- and acute care- focused biopharmaceutical company that discovers, acquires, develops and commercializes proprietary products that address patient needs. We focus our direct sales efforts within the United States and create alliances with other pharmaceutical or biotechnology companies for the commercialization of our products in other countries. We have facilities in Bloomington, Minnesota; Lexington, Massachusetts; and Baltimore, Maryland.
Principles of Consolidation: The consolidated financial statements include the accounts of MGI PHARMA and its wholly owned subsidiaries. All material intercompany transactions have been eliminated in consolidation. On September 3, 2004, September 28, 2004, and October 3, 2005, the Company completed its acquisitions of Zycos, Inc. (“Zycos”), Aesgen, Inc. (“Aesgen”), and Guilford Pharmaceuticals Inc. (“Guilford” or “MGI GP”), respectively (see Note 6). Commencing September 3, 2004 and September 28, 2004, the Company has included in its results of operations for the years ended December 31, 2004 and 2005, the results of Zycos and Aesgen. Commencing October 3, 2005, the Company has included in its results of operations for the year ended December 31, 2005 the results of Guilford.
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
Marketable Investments: Short-term marketable investments consist of highly liquid marketable debt securities with remaining maturities of one year or less at the balance sheet date. Long-term marketable investments are highly liquid marketable debt securities with remaining maturities of more than one year at the balance sheet date and publicly traded equity securities.
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
Publicly traded, equity securities are classified as available-for-sale marketable securities and are accounted for at market prices, with the unrealized gains or losses included in “Accumulated other comprehensive income (loss)” as a separate component of stockholders’ equity.
The Company classifies its investment in auction-rate securities as short-term marketable investments. These investments totaled $15.7 million and $162.3 million at December 31, 2005 and 2004, respectively.
Fair Value of Other Financial Instruments: Other financial instruments, including accounts receivable, accounts payable and accrued liabilities, are carried at cost, which we believe approximates fair value because of the short-term maturity of these instruments. The fair value of our convertible subordinated debt was $217.2 million at December 31, 2005, which we determined using available market information.
Convertible Debt: Convertible debt is stated at face value less unamortized discount (see Note 10).
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
We grant credit primarily to pharmaceutical wholesale distributors throughout the United States in the normal course of business. As of December 31, 2005, accounts receivable for our three primary customers, Oncology Supply, McKesson Drug OTN, and US Oncology Specialty, accounted for approximately 51%, 17% and 15% of net accounts receivable, respectively. As of December 31, 2004, accounts receivable included two primary sources, Oncology Supply and Cardinal Health that each accounted for approximately

54% and 23% of net accounts receivable, respectively. We had three customers, Oncology Supply, McKesson Drug OTN, and US Oncology Specialty, who individually accounted for more than 10 percent of our revenue in 2005. In total, these three customers accounted for 74 percent of 2005 revenue. We had three customers, Oncology Supply, McKesson Drug OTN, and Cardinal Health, who individually accounted for more than 10 percent of our revenue in 2004. In total, these three customers accounted for 69 percent of 2004 revenue. We had four customers, Oncology Supply, McKesson Drug OTN, Bergen Brunswig, and Cardinal Health, who individually accounted for more than 10 percent of our revenue in 2003. In total, these four customers accounted for 67 percent of 2003 revenue. Customer credit-worthiness is routinely monitored and collateral is not normally required.
Concentration of Supply Risk: We depend on a single supplier to provide Aloxi injection (“Aloxi”), which accounted for 91 percent of our sales revenue in 2005. If this supplier is unable to meet our demand we may be unable to provide Aloxi for commercial sale.
We depend on a single supplier to provide the active ingredient for Salagen (pilocarpine hydrochloride) Tablets (“Salagen”), which accounted for 4 percent of our sales during 2005. If this supplier ends its relationship with us, or is unable to meet our demand for the ingredient, we may be unable to provide Salagen for commercial sale.
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
Acquired Product Rights: Payments for the acquisition of products, that at the time of acquisition are already marketed or are approved by the FDA for marketing, are capitalized and amortized ratably over the estimated life of the products. At the time of acquisition, the product life is estimated based upon the term of the agreement, patent life of the product and our assessment of future sales and profitability of the product. We assess this estimate regularly during the amortization period and adjust the asset value or useful life when appropriate. Payments for the acquisition of products that, at the time of the acquisition, are under development or are not approved by the FDA for marketing, have not reached technical feasibility and have no foreseeable alternative future uses, are expensed as research and development or acquired in-process research and development.
Acquired product rights in 2005 related to the Guilford acquisition (see Note 6), acquired product rights in 2004 related to the acquisition of Aesgen (see Note 6), acquired product rights in 2003 related to the extension of the Aloxi for chemotherapy induced nausea and vomiting (“CINV”) license agreement (see Note 7) and acquired product rights in 2000 related to Hexalen capsules (“Hexalen”) (see Note 15) totaled $82.0 million at December 31, 2005. Accumulated amortization of these product rights was $8.7 million at December 31, 2005.
Impairment of Long-Lived Assets: We periodically evaluate both internal and external factors to assess whether the carrying values of our long-lived assets are impaired. If indicators of impairment exist, we assess the recoverability of the affected long-lived assets by determining whether the carrying value of such assets can be recovered through undiscounted future operating cash flows. If impairment is indicated, we will measure the amount of such impairment by comparing the carrying value of the asset to the present value of the expected discounted future cash flows associated with the use of the asset.
We own an approximate ten percent investment in MethylGene Inc. (“MethylGene”), a Canada-based biopharmaceutical company. MethylGene completed its initial public offering and began trading publicly on the Toronto Stock Exchange on June 29, 2004. Prior to MethylGene becoming a publicly traded company, our minority investment in MethylGene was reported as a “Long-term equity investment” at the lower of its cost, or if its value was other than temporarily impaired, at its estimated fair value. We reviewed its fair value on a periodic basis. Until MethylGene became publicly traded, the value of this investment was inherently more difficult to estimate than an investment in a public company. In November of 2003, MethylGene, Inc. management negotiated a financing term sheet at arms length that indicated the value of our investment had declined from its original cost of $6.8 million to $3.6 million as of December 31, 2003 and an impairment of this investment had occurred which was considered to be other than temporary. Although, MethylGene’s Board of Directors ultimately rejected the financing terms, these terms provided the best available estimate of fair value for our investment in MethylGene and accordingly, we recorded an impairment charge of $3.2 million in the year ended December 31, 2003.
Since becoming a publicly traded company, our minority investment in MethylGene is reported as a “Long-term marketable investment” as an available-for-sale equity security that is reported at fair market value. Unrealized gains or losses from our available-for-sale, equity securities are included in “Accumulated other comprehensive income (loss).”
Sales Revenue Recognition: We recognize sales revenue when substantially all of the risks and rewards of ownership have transferred to our customer. Depending upon the specific terms of a sale, revenue is recognized upon delivery of products to customers, upon fulfillment of acceptance terms, if any, and when no significant contractual obligations remain. Net sales reflect reduction of gross sales at the time of initial sales recognition for estimated wholesaler chargebacks (as more fully described below), allowances for product returns, discounts, administrative fees and other rebates. Accrued balances for chargebacks, product returns, discounts, administrative fees and other rebates were $50.6 million, $29.7 million and $6.7 million as of December 31, 2005, 2004 and 2003, respectively. Accrued balances for chargebacks and discounts reduce “Receivables” and accrued balances for product returns, administrative fees and rebates increase “Accrued expenses.”
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
Licensing Revenue Recognition: We recognize revenue from licensing arrangements using a contingency-adjusted performance model. Under this method, revenue related to up-front, time-based, and performance-based licensing payments is recognized over the contract performance period. We recognize the aggregate of nonrefundable up-front and time-based fees ratably over the effective term of the underlying license and related supply arrangements. Performance-based, contingent license payment amounts are recognized on a pro rata basis in the period the licensee achieves the performance criteria to the extent of the timing of the achievement of the milestone in relation to the term of the underlying arrangements – approximating the extent of contingent performance through the date of the milestone achievement in relation to the full term of the underlying arrangements. Payments received by us in excess of amounts earned are classified as deferred revenue. We recognized $739,200, $245,000, and $7,386,972 of amortized deferred revenue in 2005, 2004, and 2003, respectively. At December 31, 2005, the Company has a current unamortized deferred revenue balance of $318,200 and a non-current balance of $2,540,461 (See Note 7). Further, in licensing revenues we recognize royalties on product sales and fees for support services provided to strategic collaborators when the related sales or provision of services occur.
Shipping and Handling Costs: Shipping and handling costs, which include transportation to customers, transportation to distribution points and warehouse and handling costs, are classified as “Cost of sales.” We typically do not charge domestic customers for shipping and handling costs.
Advertising and Promotion Costs: Costs of advertising and promotion are expensed as incurred and were $17.5 million, $12.3 million and $13.8 million in 2005, 2004 and 2003, respectively. We do not defer any costs related to direct-response advertising.
Income Taxes: Deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. A valuation allowance is carried against deferred tax assets until it is deemed more-likely-than-not that the deferred tax assets will be realized.
Stock-Based Compensation: We record compensation expense for all employee and director stock-based compensation plans using the intrinsic value method and provide pro forma disclosures of net loss and net loss per common share as if the fair value method had been applied in measuring stock compensation expense. Under the intrinsic value method, stock compensation expense is defined as the difference between the amount payable upon exercise of an option and the quoted market value of the underlying common stock on the date of grant or measurement date, or in the case of issuances of restricted stock, the quoted market value of unrestricted shares of common stock on the date of grant. Any resulting compensation expense is recognized ratably over the vesting period, or over the period that the restrictions lapse.
We record compensation expense for all stock options granted to non-employees who are not directors in an amount equal to their estimated fair value at the earlier of the performance commitment date or the date at which performance is complete, determined using the Black-Scholes option pricing model. The compensation expense is recognized ratably over the vesting period.

The following table illustrates the effect on net loss and net loss per share if we had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation:

(in thousands, except per share data)	2005	2004	2003
Net loss, as reported	$(132,410)	$(85,723)	$(61,908)
Add: Stock-based employee compensation expense, net of tax, included in reported net loss	3,906	95	—
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of tax	(77,523)	(23,792)	(9,454)

Pro forma net loss	$(206,027)	$(109,420)	$(71,362)

Net loss per common share:
As reported basic and diluted	$(1.81)	$(1.23)	$(1.11)
Pro forma basic and diluted	$(2.82)	$(1.57)	$(1.28)
The per share weighted-average fair value of stock options granted during 2005, 2004 and 2003 was $15.80, $20.88, and $12.93, respectively, on the date of grant, using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	2005	2004	2003
Expected dividend yield	0%	0%	0%
Risk-free interest rate	4.04%	3.43%	2.70%
Annualized volatility	0.6	0.8	0.8
Expected life, in years	4.94	5.25	5.00
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
On November 8, 2005, pursuant to and in accordance with the recommendation of the Committee, the Board of Directors approved full acceleration of the vesting of each otherwise unvested stock option that had an exercise price of $19.32 or greater granted under the 1997 Plan, the Guilford Pharmaceuticals, Inc. 2002 Stock Award and Incentive Plan (the “2002 Plan”) or the 1999 Plan that were held by employees, officers and non-employee directors. Options to purchase approximately 1.3 million shares of Common Shares, including approximately 243,250 options held by officers at or above the level of Vice President (including executive officers) and approximately 112,500 options held by non-employee directors, were subject to this acceleration which was effective as of November 8, 2005.
The Committee also required that as a condition to each acceleration, each officer at or above the level of Vice President (including the executive officers) and each non-employee director agree to refrain from selling Common Shares acquired upon the exercise of accelerated options (other than shares needed to cover the exercise price and satisfy withholding taxes) until the date on which the exercise would have been permitted under the option’s pre-acceleration vesting terms or, if earlier, the officer’s or director’s last day of employment or upon a “change in control” as defined in any Termination Agreement between the individual and the Company (the “Lock-Up”).
The decision to accelerate vesting of these underwater options was made primarily to minimize certain future compensation expense that the Company would otherwise recognize in its consolidated statements of operations with respect to these options pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 123 (Revised 2004), “Share-Based Payment” (“SFAS No. 123R”), which becomes effective as to the Company for reporting periods beginning after December 31, 2005. The Company estimates that the aggregate future expense that was eliminated as a result of the acceleration of the vesting of these options is approximately $51.1 million.
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
Amortization: Amortization of intangible assets relating to the purchase of the Hexalen business is recognized as the greater of the amount computed on a straight-line basis over the six-year period of estimated commercial life of Hexalen ending November 30, 2006, or in proportion to the actual product contribution compared to estimated product contribution over this estimated commercial life of Hexalen.
As a result of amending the Helsinn Healthcare SA license agreement in 2003 to expand our product rights, the term was extended for our preexisting rights to Aloxi for prevention of CINV. We recorded an intangible asset of $2,229,000 related to these rights that is being amortized on a straight-line basis over an approximate twelve-year period ending December 31, 2015 (see Note 7).
As a result of the Aesgen acquisition, intangible assets related to product rights for calcitriol and pamidronate are being amortized on a straight-line basis over a five-year period ending September 30, 2009 (see Note 6).
As a result of the Zycos acquisition, an intangible asset related to acquired workforce is being amortized on a straight-line basis over a four-year period ending September 2, 2008 (see Note 6).
As a result of the Guilford acquisition, intangible assets related to Gliadel Wafer (“Gliadel”) are being amortized on a straight-line basis over a 15-year period ending September 30, 2020 and intangible assets related to Aggrastat Injection (“Aggrastat”) are being amortized on a straight-line basis over a five-year period ending September 30, 2010 (see Note 6).
Amortized Intangible Asset:

	Gross		Net
	Carrying	Accumulated	Carrying
(in thousands)	Amount	Amortization	Amount

Hexalen product rights	$7,092	$(6,008)	$1,084
Helsinn CINV license agreement	2,229	(391)	1,838
Zycos workforce	313	(104)	209
Calcitriol and pamidronate product rights	3,600	(900)	2,700
Gliadel Wafer	62,300	(1,038)	61,262
Aggrastat Injection	6,750	(338)	6,412

Total	$82,284	$(8,779)	$73,505

Amortization for the year ended December 31, (in thousands):	2005	2004	2003
Amortization expense	$3,540	$1,573	$1,205
Estimated amortization expense for the year ending:

(in thousands)
December 31, 2006	$7,569
December 31, 2007	$6,485
December 31, 2008	$6,460
December 31, 2009	$6,227
December 31, 2010	$5,349

Comprehensive Income (Loss): Components of other comprehensive income (loss), including unrealized gains and losses on available-for-sale securities, are to be included in total comprehensive income (loss). Other comprehensive income (loss) has no impact on our net loss but is reflected in our balance sheet through an adjustment to “Stockholders’ equity.” The components of comprehensive income (loss) are as follows:

	Year Ended December 31,
(in thousands)	2005	2004	2003
Net loss, as reported	$(132,410)	$(85,723)	$(61,908)
Unrealized gain (loss) from securities classified as available for sale	(9,526)	5,428	—

Total comprehensive loss	$(141,936)	$(80,295)	$(61,908)

Loss Per Common Share: We compute basic net loss per share by dividing the net loss for the period by the weighted average number of common shares outstanding during the period. We compute diluted net loss per share by dividing the net loss for the period by the weighted average number of common and common equivalent shares outstanding during the period. We exclude potentially dilutive securities, composed of incremental common shares issuable upon the exercise of stock options and common shares issuable on conversion of our convertible notes, from diluted net loss per share because of their anti-dilutive effect. Diluted loss per share for the years ended December 31, 2005, 2004 and 2003 excludes the following potentially dilutive securities as their inclusion would be anti-dilutive:

	Year Ended December 31,
(in thousands)	2005	2004	2003
Options	10,350	9,429	8,702
Shares issuable upon conversion of convertible debt and warrants	8,296	8,270	5,943
Loss per common share for the years ended December 31, 2005, 2004 and 2003 is based on weighted average shares outstanding as summarized in the following table:

	Year Ended December 31,
(in thousands)	2005	2004	2003
Weighted-average shares—basic	73,123	69,897	55,556
Effect of dilutive stock options	—	—	—
Effect of convertible debt and warrants	—	—	—

Weighted-average shares—assuming dilution	73,123	69,897	55,556

New Accounting Pronouncements:
In May 2005, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 154, “Accounting Changes and Error Corrections,” which replaces Accounting Principles Board (“APB”) Opinion No. 20, “Accounting Changes,” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements.” This Statement changes the requirements for the accounting for and reporting of a change in accounting principle, and applies to all voluntary changes in accounting principles, as well as changes required by an accounting pronouncement in the unusual instance it does not include specific transition provisions. Specifically, this Statement requires retrospective application to prior periods’ financial statements, unless it is impracticable to determine the period-specific effects or the cumulative effect of the change. When it is impracticable to determine the effects of the change, the new accounting principle must be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable and a corresponding adjustment must be made to the opening balance of retained earnings for that period rather than being reported in an income statement. When it is impracticable to determine the cumulative effect of the change, the new principle must be applied as if it were adopted prospectively from the earliest date practicable. This Statement is effective for the Company for all accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. This Statement does not change the transition provisions of any existing pronouncements.
In December 2004, the FASB issued SFAS No. 123 (Revised 2004), “Share-Based Payment.” SFAS No. 123R is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to

Employees” and its related implementation guidance. SFAS No. 123R focuses primarily on accounting for transactions in which an entity obtains employee services through share-based payment transactions. SFAS No. 123R requires a public entity to measure the cost of employee services received in exchange for the award of equity instruments based on the fair value of the award at the date of grant. The cost will be recognized over the period during which an employee is required to provide services in exchange for the award. SFAS No. 123R is effective as of the beginning of the first annual reporting period that begins after June 15, 2005. The impact of implementing SFAS No. 123R to our consolidated results of operations is expected to be in the range of $8 to $10 million for 2006. Our disclosure of compensation expense related to prior periods under SFAS No. 123 can be found under the heading “Stock-Based Compensation” above. Our expected 2006 impact from the implementation of SFAS No. 123R differs from our disclosure of compensation expense related to prior periods under SFAS No. 123 due to the acceleration of a large number of outstanding options in the third and fourth quarters of 2005. On January 1, 2006, we adopted the fair value recognition provisions of SFAS No. 123R using the modified prospective method. Options are priced based on the closing price of a share of our common stock at the date of grant. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. To determine the inputs for the Black-Scholes option pricing model we use the implied volatility inherent in the value of exchange traded options on the Company’s stock to estimate expected volatility, the period of time that option grants are expected to be outstanding, as well as employee termination behavior. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for the estimated life of the option.
At its October 2004 meeting, the Emerging Issues Task Force of the FASB reached a consensus on Issue No. 04-8, “The Effect of Contingently Convertible Debt on Diluted Earnings per Share.” The consensus requires contingently convertible instruments to be included in diluted earnings per share (if dilutive) regardless of whether the market price trigger has been met. The consensus is to be applied to contingently convertible instruments in reporting periods beginning after December 15, 2004. The adoption of this consensus had no effect on the Company’s consolidated financial statements as presented. The potential dilutive shares related to our senior subordinated convertible notes issued in March 2004 are excluded from our diluted loss per share for fiscal 2005 and 2004 because their inclusion in a calculation of net loss per share would be antidilutive. When dilutive, our diluted shares outstanding will be increased by up to 8.3 million shares and the net earnings used for earnings per share calculations could be adjusted, using the if-converted method. The Company estimates it would need to record annual net income of approximately $64.8 million in order for the effect of this pronouncement to be dilutive to EPS.
In November 2005, the FASB issued FASB Staff Position (“FSP”) Nos. FAS 115-1 and FAS 124-1, “The Meaning of Other-Than- Temporary Impairment and Its Application to Certain Investments,” (FSP 115-1 and 124-1), which address the determination as to when an investment is considered impaired, whether that impairment is other than temporary and the measurement of an impairment loss. FSP 115-1 and 124-1 also include accounting considerations subsequent to the recognition of an other-than-temporary impairment and require certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. These FSPs were effective for us beginning January 1, 2006. We are currently evaluating the potential impact these standards may have on our financial position and results of operations, but we do not believe the impact will be material.
2. Marketable Investments
Marketable investments consisted of held-to-maturity and available-for-sale debt investments that are reported at amortized cost, which approximates fair market value, and available-for-sale, publicly traded, equity securities that are reported at fair market value. Unrealized gains or losses from the available-for-sale, marketable securities are included in “Accumulated other comprehensive income (loss),” as a separate component of “Stockholders’ equity.” Short-term marketable investments at December 31, 2005 and 2004 are summarized in the following table:

(in thousands)	2005	2004
Corporate notes (classified as held-to-maturity)	$4,000	$33,071
Auction rate securities (classified as available-for-sale)	15,720	162,313
Government agencies (classified as held-to-maturity)	33,347	—

	$53,067	$195,384

“Long-term marketable investments” at December 31, 2005 and 2004 are summarized in the following table:

(in thousands)	2005	2004
Corporate notes (classified as held-to-maturity)	$—	$3,184
Equity securities (classified as available-for-sale)	23,952	33,474
Government agencies (classified as held-to-maturity)	—	30,190

	$23,952	$66,848

Restricted marketable investments of $8.7 million and $14.4 million at December 31, 2005 and 2004, respectively, consist of United States government agency investments and relate to the issuance of convertible debt in March 2004.
In September 2004, we acquired four million shares of SuperGen, Inc. (“SuperGen”) as part of a transaction that included obtaining the worldwide licensing rights for decitabine (“Dacogen”). The investment was accounted for as long-term available-for-sale marketable securities. As such, unrealized gains and losses have been reported as Accumulated other comprehensive income (loss). At the time of purchase, the fair value of the SuperGen securities was $24.4 million. As of December 31, 2005, the fair value of the Company’s investment in SuperGen was $20.2 million.
In addition to our investment in SuperGen, we also own an approximate 10 percent investment in MethylGene. MethylGene completed its initial public offering and began trading publicly on the Toronto Stock Exchange on June 29, 2004. MGI’s carrying value of the MethylGene investment prior to MethylGene’s initial public offering was $3.6 million. As of December 31, 2005, the fair value of our MethylGene investment was $3.8 million.
The unrealized gains (losses) for available for sale equity securities reported in Accumulated other comprehensive income (loss) as of December 31, 2005 and 2004 are summarized as follows:

2005
		Gross	Gross
		Unrealized	Unrealized	Fair
(in thousands)	Cost	Gains	Losses	Value
Equity Securities (classified as available for sale)	$28,046	$106	$(4,200)	$23,952

2004
		Gross	Gross
		Unrealized	Unrealized	Fair
(in thousands)	Cost	Gains	Losses	Value
Equity Securities (classified as available for sale)	$28,046	$5,428	$—	$33,474
3. Inventories
Inventories at December 31, 2005 and 2004 are summarized as follows:

(in thousands)	2005	2004
Raw materials and supplies	$472	$328
Work in process	1,274	397
Finished products	47,646	7,473
Inventories consigned to others	—	210

	$49,392	$8,408

4. Accrued Expenses
Accrued expenses at December 31, 2005 and 2004 are summarized as follows:

(in thousands)	2005	2004
Product rebate and other fees	$11,886	$14,229
Product development commitments	9,475	3,314
Other bonuses	7,157	3,512
License fees	5,847	4,576
Retirement plan	3,088	2,624
Vacation	2,295	500
Interest	2,189	1,951
Product returns	1,684	2,448
Field sales bonuses	1,306	3,800
Other accrued expenses	9,123	6,290

	$54,050	$43,244

5. Commitments and Contingencies
Litigation
The Company is party to various claims, investigations and legal proceedings arising in the ordinary course of business. These claims, investigations and legal proceedings relate to intellectual property rights, contractual rights and obligations, employee matters, claims of product liability and other issues. While there is no assurance that an adverse determination of any of such matters could not have a material adverse impact in any future period, management does not believe, based up on information known to it, that the final resolution of any of these matters will have a material adverse effect upon the Company’s consolidated financial position, and results of operations or cash flows.
Leases
We lease administrative and laboratory facilities under non-cancelable operating lease agreements in Bloomington, Minnesota; Lexington, Massachusetts; and Baltimore, Maryland. These leases contain renewal options and require us to pay operating costs, including property taxes, insurance and maintenance. Rent expense was $3,333,598, $1,739,264 and $1,436,167 in 2005, 2004 and 2003, respectively.
Gross future minimum lease payments under non-cancelable operating leases, including both the current and former office facilities, are as follows:

(in thousands)
2006	$5,486
2007	5,606
2008	4,810
2009	4,307
2010	3,832
Thereafter	29,661

Subtotal	53,702
Less: expected receipts on sublease	(96)

Total lease obligations	$53,606

6. Acquisitions
2005
On October 3, 2005, Granite Acquisition, Inc., a Delaware corporation and wholly owned subsidiary of MGI, merged with and into Guilford Pharmaceuticals Inc., a Delaware corporation now known as MGI GP, Inc. (“Guilford” or “MGI GP”), with Guilford surviving as a wholly owned subsidiary of MGI (the “Guilford Merger”). Upon closing of the Guilford Merger, all shares of Guilford common stock were exchanged for the right to receive an aggregate of approximately 5.3 million shares of MGI PHARMA common stock plus approximately $53.9 million in cash, which represents $3.75 per Guilford share of common stock, based on the average closing price of MGI’s common stock over a five trading day period ended on September 27, 2005, or total consideration of $176.1 million to Gulford shareholders. The transaction has been accounted for as a purchase business combination. Commencing October 3, 2005, the results of Guilford’s operations have been included in our consolidated financial statements.
In connection with the Guilford merger, we extinguished Guilford’s revenue interest assignment agreement with Paul Royalty Fund, L.P. and Paul Royalty Fund, II, L.P. (collectively, “PRF”) for $59.9 million.
The Guilford Merger triggered an obligation for us to make an offer to repurchase all of Guilford’s 5% Convertible Subordinated Notes due July 1, 2008 (the “Guilford Notes”) in accordance with the terms of the related indenture at a repurchase price in cash equal to 100% of the principal amount of the Notes, plus accrued and unpaid interest and liquidated damages, if any, up to but excluding the payment date. Each $1,000 principal amount of the Notes was convertible, at the option of the holder, into (i) 17.6772 shares of MGI PHARMA common stock, and (ii) $180.28 in cash through November 28, 2005. At the expiration of the offer to repurchase, we had repurchased $69.2 million of the Guilford Notes. The remaining $1.5 million of the Guilford Notes were accounted for as debt assumed on the date of acquisition. (See Note 10).

Purchase Price: The purchase price is as follows:

(In thousands)
Purchase of Guilford — cash consideration	$53,888
Purchase of Guilford — equity consideration	122,246
Extinguishment of Guilford’s revenue interest obligation agreement with PRF	59,891
Repurchase of Guilford’s convertible debt	69,249
Transaction costs and fees	15,569

Purchase price	$320,843

The purchase price was allocated to the tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values at the acquisition date. In accordance with SFAS No. 141, the excess of the purchase price over the fair values of the assets and liabilities amounted to $70.2 million and was allocated to goodwill. The determination of estimated fair value requires management to make significant estimates and assumptions. We hired an independent third party to assist in the valuation of assets that were difficult to value. Although we do not anticipate any significant adjustments, to the extent that our estimates used in the purchase accounting need to be refined, we will do so upon making that determination but not later than one year from the date of acquisition. The following table summarizes the preliminary purchase price allocation to estimated fair values of the assets acquired and liabilities assumed as of the acquisition date:

(In thousands)
Cash and cash equivalents	$19,500
Short-term marketable investments	2,978
Restricted marketable investments	15,930
Investment held by SNDC	21,262
Receivable, net	3,918
Inventories	6,966
Other current assets	1,394
Goodwill	70,203
In-process research and development	156,900
Acquired identifiable intangible assets	69,050
Equipment, furniture, and leasehold improvements, net	1,768
Other assets	2,810
Accounts payable	(7,409)
Accrued expenses	(15,548)
Long-term debt	(3,757)
Other liabilities	(7,088)
Minority interest	(18,034)

Total purchase price	$320,843

The acquired in-process research and development (“IPR&D”) includes: $156.5 million for product candidate compounds currently under development that have not yet achieved regulatory approval for marketing and have no alternative future use, and $0.4 million for an exclusive option to purchase Symphony Neuro Development Company (“SNDC”). Accordingly, the $156.9 million allocated to IPR&D was immediately expensed in the consolidated statement of operations in the fourth quarter of 2005. This charge is not deductible for tax purposes. The estimated fair value of these intangible assets was derived using a valuation from an independent third party. The $156.5 million of IPR&D attributable to product candidate compounds currently under development that have not yet achieved regulatory approval for marketing and have no alternative future use represents 100 percent of the estimated fair value of Guilford’s product candidate, Aquavan Injection (“Aquavan”).
There are several methods that can be used to determine the estimated fair value of the acquired IPR&D. For Aquavan, we utilized the “income method,” which applies a probability weighting to the estimated future net cash flows that are derived from projected sales revenues and estimated costs. These projections are based on factors such as relevant market size, patent protection, historical pricing of similar products, and expected industry trends. The estimated future net cash flows are then discounted to the present value using an appropriate discount rate that incorporates the weighted average cost of capital relative to our industry and us as well as product specific risks associated with the acquired in-process research and development products. Product specific risk factors include the product’s phase of development, likelihood of success, clinical data, target product profile and development plan. the appropriate discount rate was determined to be approximately 17 percent. We believe the assumptions used in the valuation are reasonable at the time of the acquisition.
To estimate the fair value of the exclusive option to purchase SNDC, we used an option pricing model. We believe the assumptions used in the valuation were reasonable at the time of the acquisition.
The major risks and uncertainties associated with the timely and successful completion of these projects consist of the ability to confirm the safety and efficacy of the technology based on the data from clinical trials and obtaining necessary regulatory approvals. In addition, no assurance can be given that the underlying assumptions used to forecast the cash flows or the timely and successful completion of such projects will materialize as estimated. For these reasons, among others, actual results may vary significantly from the estimated results.

The amount preliminarily allocated to acquired identifiable intangible assets has been attributed to the following identifiable assets:

(in thousands)
Gliadel Wafer	$62,300
Aggrastat Injection	6,750

Total acquired identifiable intangible assets	69,050

Acquired identifiable intangible assets relate to product rights for Gliadel and Aggrastat. The estimated fair value of both assets was derived using the income method. The estimated fair value attributed to Gliadel will be amortized on a straight-line basis over 15 years. While patent protection for Gliadel ends in August 2006, during September 2004, the U.S. Food and Drug Administration (“FDA”) notified Guilford that Gliadel is entitled to market exclusivity for the treatment of patients with malignant glioma undergoing primary surgical resection until February 2010 under applicable orphan drug laws. In addition, Gliadel is manufactured using a proprietary process. We believe, after consultation with an independent third party, that this proprietary process will provide a significant barrier to future, generic competition. The estimated fair value attributed to Aggrastat will be amortized on a straight-line basis over 5 years, the estimated life of the product.
Inventory acquired as part of the Guilford acquisition has been recorded at fair value as follows:
•	Finished goods and merchandise at estimated selling prices less the sum of (a) costs of disposal and (b) a reasonable profit allowance for the selling effort of the acquiring entity;

•	Work in process at the estimated selling prices of finished goods less the sum of (a) costs to complete, (b) costs of disposal, and (c) a reasonable profit allowance for the completing and selling effort of the acquiring entity based on profit for similar finished goods.
The fair value of inventory is based on information at the date of acquisition and the expectations and assumptions that have been deemed reasonable by the Company’s management. No assurance can be given, however, that the underlying assumptions or events associated with inventory and any remaining amounts will occur as projected. For these reasons, among others, the actual costs and proceeds associated with acquired inventory may vary from those forecasted.
The Company acquired $104.7 million of deferred tax assets consisting of $59.0 million in income tax net operating loss carryforwards, $0.6 million in state research and development tax credit carryforwards, other tax assets of $45.4 million and deferred tax liabilities of $0.3 along with the associated valuation allowance to fully reserve against those deferred tax assets due to the uncertainty over the ability to realize the acquired deferred tax benefits. In the event that the Company determines that a valuation allowance is no longer required, any benefits realized from the use of the NOLs and credits acquired will first reduce to zero goodwill and the non-current intangible assets related to this acquisition and then reduce tax expense.
2004
Zycos: On September 3, 2004, Zycos Acquisition Corp., a Delaware corporation and a wholly owned subsidiary of MGI merged with and into Zycos, a Delaware corporation, with Zycos surviving as our wholly owned subsidiary. Through the merger, we acquired all of the ownership interests in Zycos from its security holders. Zycos was a privately held, development stage company that focused on the creation and development of oncology and antiviral products. The transaction has been accounted for as a purchase of a development stage enterprise. Commencing September 3, 2004, the results of Zycos operations have been included in our consolidated financial statements.
As consideration for the acquisition of all ownership interests in Zycos, we paid $50 million in cash. In addition, we incurred $2.3 million in transaction fees, including legal, valuation, investment banking and accounting fees.
The purchase price of the Zycos acquisition was as follows:

(in thousands)
Cash consideration	$50,000
Transaction costs	2,328

Total purchase price	$52,328

The purchase price was allocated to the tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values at the acquisition date. The determination of estimated fair value requires management to make significant estimates and assumptions. We hired an independent third party to assist in the valuation of assets that were difficult to value. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed as of the acquisition date:

(in thousands)
Current assets, principally cash and cash equivalents	$976
Property, plant and equipment	150
Restricted cash	600
In-process research and development	51,417
Intangible — acquired workforce	313
Other assets	10
Current liabilities	(811)
Deferred revenue	(20)
Other liabilities	(307)

Total purchase price	$52,328

The acquired IPR&D represents product candidate compounds currently under development that have not yet achieved regulatory approval for marketing and have no alternative future use. Accordingly, the $51.4 million allocated to IPR&D was immediately expensed in the consolidated statement of operations in the third quarter of 2004. This charge is not deductible for tax purposes. The estimated fair value of these intangible assets was derived using a valuation from an independent third party. Zycos’ lead compound (“amolimogene (HPV E6 E7 plasmid)”) for the treatment of cervical dysplasia represents approximately 90 percent of the estimated fair value of the IPR&D.
We utilized the income method to value estimated IPR&D.We applied a probability weighting to the estimated future net cash flows that are derived from projected sales revenues and estimated costs. These projections were based on factors such as relevant market size, patent protection, historical pricing of similar products, and expected industry trends. The estimated future net cash flows are then discounted to the present value using an appropriate discount rate that incorporates the weighted average cost of capital relative to our industry and us as well as product specific risks associated with the acquired in-process research and development products. Product specific risk factors included the product’s phase of development, likelihood of success, clinical data, target product profile and development plan. The appropriate discount rate was determined to be approximately 28 percent. We believe the assumptions used in the valuation are reasonable at the time of the acquisition.
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
The Company acquired deferred tax assets consisting of $19.2 million in federal income tax net operating loss carryforwards, $1.5 million in research and development tax credit carryforwards, and $1.1 million in other tax assets and $0.1 million in deferred tax liabilities from the acquisition of Zycos along with the associated valuation allowance to fully reserve against those deferred tax assets due to the uncertainty over the ability to realize the acquired deferred tax benefits. In the event that the Company determines that a valuation allowance is no longer required, any benefits realized from the use of the NOLs and credits acquired will first reduce to zero the intangible assets related to this acquisition and then reduce tax expense.
Aesgen: On September 28, 2004, MGIP Acquisition Corp., a Delaware corporation and a wholly owned subsidiary of MGI PHARMA, merged with and into Aesgen, a Delaware corporation, with Aesgen surviving as our wholly owned subsidiary. Aesgen, Inc. was a privately held company focused on treating side effects associated with cancer treatments. Aesgen’s lead product, Saforis Powder for Oral Suspension (“Saforis”), is a phase 3 product candidate in development for treatment of oral mucositis. The transaction has been accounted for as a purchase business combination in accordance with SFAS No. 141, “Business Combinations.” Commencing September 28, 2004, the results of Aesgen’s operations have been included in our consolidated financial statements.
As consideration for all of the ownership interests in Aesgen, we paid $32 million in cash at the closing. In addition, we assumed $1.1 million in liabilities and incurred $1.9 million in transaction fees, including legal, valuation and accounting fees.
The following is a summary of potential contingent consideration to Aesgen’s former security holders:
•	$33 million upon FDA approval of Saforis;

•	$25 million in the event that net sales of Aesgen products containing Glutamine, including Saforis, exceed $50 million in the second year after commercial launch of Saforis; and

•	For the ten-year period after commercialization begins, a 5 percent royalty on net sales of Saforis after cumulative net sales exceed $50 million.

•	A payment equal to three times the amount by which net sales exceed $50 million in the tenth year after commercialization begins.
No contingent consideration has been paid or was payable as of December 31, 2005.

The purchase price of the Aesgen acquisition is as follows:

(in thousands)
Cash consideration	$32,000
Liabilities assumed	1,152
Transaction costs	1,856

Total purchase price	$35,008

The purchase price was allocated to the tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values at the acquisition date. The excess of the fair values of the assets and liabilities over the purchase price amounted to $0.5 million and was allocated to negative goodwill. In a business combination with contingent consideration, the lesser of the maximum amount of contingent consideration or the total amount of negative goodwill should be recognized as a liability. In this case, negative goodwill is less than the maximum amount of contingent consideration and as a result, the $0.5 million is recognized as a noncurrent liability. The determination of estimated fair value requires management to make significant estimates and assumptions. We hired an independent third party to assist in the valuation of assets that were difficult to value. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed as of the acquisition date:

(in thousands)
Cash and cash equivalents	$314
Receivables	1,686
Property, plant and equipment	27
In-process research and development	31,700
Intangible — product rights	3,600
Other assets	45
Current liabilities	(1,905)
Negative goodwill	(459)

Total	$35,008

The acquired IPR&D represents product candidate compounds currently under development that have not yet achieved regulatory approval for marketing and have no alternative future use. Accordingly, the $31.7 million allocated to IPR&D was immediately expensed in the consolidated statement of operations in the third quarter of 2004. This charge is not deductible for tax purposes. The estimated fair value of these intangible assets was derived using a valuation from an independent third party. Aesgen’s lead product (Saforis), a product candidate in development for treatment of oral mucositis, represents 100 percent of the estimated fair value of the IPR&D.
We utilized the income method to value the estimated IPR&D. We applied a probability weighting to the estimated future net cash flows that are derived from projected sales revenues and estimated costs. These projections were based on factors such as relevant market size, patent protection, historical pricing of similar products, and expected industry trends. The estimated future net cash flows are then discounted to the present value using an appropriate discount rate that incorporates the weighted average cost of capital relative to our industry and us as well as product specific risks associated with the acquired in-process research and development products. Product specific risk factors included the product’s phase of development, likelihood of success, clinical data, target product profile and development plan. The appropriate discount rate was determined to be approximately 20 percent. We believe the assumptions used in the valuation are reasonable at the time of the acquisition.
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
Acquired identifiable intangible assets relate to product rights for calcitriol and pamidronate. Both products have demonstrated technical and commercial viability and have contracts that result in royalty revenue. The income method was used to determine a fair value of $3.6 million for the product rights. The product rights will be amortized over the remaining contract periods of approximately 5 years from the date of acquisition.
The Company acquired deferred tax assets consisting of $9.5 million in federal income tax net operating loss carryforwards and $0.9 million in research and development tax credit carryforwards, and $1.3 million in deferred tax liabilities from the acquisition of Aesgen, Inc. along with the associated valuation allowance to fully reserve against those deferred tax assets due to the uncertainty over the ability to realize the acquired deferred tax benefits. In the event that the Company determines that a valuation allowance is no longer required, any benefits realized from the use of the NOLs and credits acquired will first reduce to zero goodwill and the non-current intangible assets related to this acquisition and then reduce tax expense.

Pro forma results of operations: The following unaudited pro forma information for the years ended December 31, 2005, 2004 and 2003 presents a summary of the combined results of the MGI PHARMA, Aesgen and Zycos, as if the acquisitions had occurred on January 1, 2003 and Guilford as if the acquisition had occurred on January 1, 2004. The pro forma information is not necessarily indicative of results that would have occurred had the acquisitions been consummated for the periods presented or indicative of results that may be achieved in the future.

	Year Ended December 31,
(in thousands, except per share amounts)	2005	2004	2003
Total revenues	$314,514	$244,468	$55,687
Net loss	(54,036)	(257,023)	(155,775)

Pro forma loss per common share
Basic and diluted	$(0.74)	$(3.53)	$(2.80)
7. Licensing Arrangements
Technology Out-License Arrangements
Irofulven
During 1995, we entered into a cooperative development and commercialization agreement with Dainippon Pharmaceutical Co., Ltd., whereby we granted Dainippon an exclusive license to develop and commercialize acylfulvenes, including irofulven, in Japan. Dainippon granted us an irrevocable, exclusive, royalty-free license allowing us to use any technology or data developed by Dainippon relating to the acylfulvenes. In 2003, we agreed with Dainippon Pharmaceutical Co. Ltd. to terminate their license to develop and commercialize the acylfulvenes in Japan effective August 2003 and we repaid $4.3 million of deposit payments. Since we had no obligations to Dainippon after termination, we amortized $7.1 million of deferred revenue into licensing revenue during 2003 related to the previously received non-refundable payments.
Salagen Tablets
Under a November 1994 license agreement with Pfizer Inc. (formerly the Upjohn Company), we granted an exclusive, royalty-bearing license to develop and commercialize Salagen in Canada. Pfizer granted us an irrevocable, non-exclusive, royalty-free license allowing us to use any technology or data developed by Pfizer. Pfizer paid us a $75,000 initial fee and agreed to pay us royalties equal to a percentage of Pfizer’s net Salagen sales revenues, subject to annual minimum requirements. We also agreed to supply Pfizer’s requirement of Salagen until the termination of the license agreement with Pfizer. In addition, we agreed to pay Pfizer royalties if we promote Salagen in Canada in the first or second year following termination of the agreement. Either party may terminate the agreement upon one-year prior written notice.
In December 1994, we entered into a license agreement with Kissei Pharmaceutical Co., Ltd., a pharmaceutical company in Japan. Under the terms of the agreement, we granted an exclusive, royalty-bearing license to develop and commercialize Salagen in Japan. Kissei granted back to us an irrevocable, non-exclusive, royalty-free license allowing us to use any technology or data developed by Kissei related to Salagen. Kissei paid us an initial license fee and subsequent milestone payments that totaled $2.5 million through December 31, 2002. There are no additional milestone payments due under the agreement. In addition, Kissei agreed to pay us royalties equal to a percentage of Kissei’s Salagen net sales revenue. An application for marketing approval by the regulatory authorities in Japan for the initial indication of Salagen was submitted by Kissei in 2003. An approval was obtained in 2005 and the drug was launched in the fourth quarter of 2005. Unless earlier terminated by the parties for cause or by mutual agreement, the term of the agreement is ten years from the date sales of Salagen begin in Japan. Thereafter, the agreement automatically renews for additional one-year periods.
In April 2000, we entered into a license agreement with Novartis Ophthalmics AG under which we granted Novartis an exclusive, royalty-bearing license to develop and commercialize Salagen in Europe, Russia and certain other countries. Novartis granted us an irrevocable, non-exclusive, royalty-free license allowing us to use any technology developed by Novartis related to Salagen. In addition, we simultaneously entered into a supply agreement with Novartis pursuant to which we agreed to supply Novartis’ requirements of Salagen until termination of the license agreement with Novartis. The term of the license agreement is 12 years and is thereafter automatically extended for additional two-year terms unless otherwise terminated in writing by either party. Either party may terminate the license agreement for cause. In addition, Novartis may terminate the license agreement if the supply agreement is terminated and Novartis has not been supplied with Salagen for a period of more than 180 days. A $750,000 license fee was received in June 2000 upon receipt of regulatory qualification for Novartis to sell the product in the UK, and an additional $750,000 license fee was received in April 2001 upon satisfaction of certain regulatory approvals or transfers. These amounts are being amortized to licensing revenue over the 12-year term of the agreement. The agreement includes milestone payments which are due if certain annualized and cumulative net sales thresholds are achieved. In 2005, a milestone payment of $0.5 million was received based on reaching $5 million of net sales revenue in the United States for licensed products on a moving annual total, which will be recognized over the remaining term of the agreement. Royalty payments, based on a percentage of net sales revenue, continue for the term of the agreement. We recognized net royalty revenue related to this agreement of $1.1 million, $0.9 million and $0.6 million for the years ended December 31, 2005, 2004 and 2003, respectively.
Technology In-License Arrangements
To build our product pipeline, we acquire rights to develop and market pharmaceutical products from others. Under this approach, we may be required to pay up-front, development services and milestone fees. In addition, we may be required to pay royalties on net sales upon marketing the products. Within a period of time after providing notice, we generally may terminate the licenses. All liabilities and expenses related to material, non-cancelable commitments were recognized as of December 31, 2005.
MG98
In August 2000, we entered into a License, Research and Development Agreement (the “License Agreement”) with MethylGene. Under the License Agreement, MethylGene granted us an exclusive, royalty-bearing license to develop and commercialize MG98 in North America for all therapeutic indications. The License Agreement also included a license for similar rights to small molecule inhibitors of DNA methyltransferase. In exchange, we agreed to make initial payments to MethylGene aggregating $5.7 million and agreed to purchase up to $6 million of research services from MethylGene. In amendments to the License Agreement in 2003 and 2004, MethylGene acknowledged full satisfaction of these payment obligations and suspended further payment obligations by us pending completion by MethylGene of a planned clinical trial with MG98. If we resume development, milestone payments are payable to MethylGene based on achievement of development milestones for MG98, since rights pertaining to the small molecule inhibitors have reverted back to MethylGene and we have no further funding obligations for small molecule inhibitors of DNA methyltransferase. In the original License Agreement, we also agreed to pay royalties on annual net sales revenue related to MG98 and small molecule inhibitors of methyltransferase. The term of the License Agreement extends until the later of the expiration of the last-to-expire patent that we have licensed or ten years after the first commercial sale of MG98. Either party may terminate the License Agreement in the event of a breach or bankruptcy by the other party. We may terminate the agreement for any reason on 90 days notice to MethylGene.
Aloxi products
In April 2001, we obtained the exclusive United States and Canada oncology license and distribution rights for Aloxi from Helsinn Healthcare SA. Aloxi is a unique serotonin, subtype 3 (“5-HT3”) receptor antagonist and at that time was being developed for the prevention of CINV. Aloxi was approved for marketing by the FDA on July 25, 2003. Our $11 million upfront obligation was satisfied through a $5 million deposit made upon the execution of the letter of intent in 2000, $3 million in cash paid in 2001, and $3 million of our common shares delivered in 2001. All time-based or performance milestone payments related to Helsinn’s development of Aloxi for the prevention of CINV were cash payments of: $2 million in 2001, $4 million in 2002, $10 million in 2002 and $11 million in 2003.
In November 2003, we expanded our exclusive United States and Canada license agreement for Aloxi to include the prevention of post-operative nausea and vomiting (“PONV”), and an oral Aloxi formulation (“Aloxi Capsules”), and extended the term through December 31, 2015 for all of our rights under the expanded agreement. Under the terms of this amendment, we made initial payments to Helsinn totaling $22.5 million, a subsequent milestone payment of $2.5 million and we expect to make additional milestone payments totaling $22.5 million over the course of the next several years upon achievement of certain development milestones that culminate with the approvals in the United States of Aloxi for the prevention of PONV and Aloxi Capsules. We will also pay royalties and product supply fees based upon net sales. Helsinn will continue to fund and conduct the majority of development of Aloxi for the prevention of PONV and Aloxi Capsules, and will supply finished product upon commercialization.
Dacogen Injection
In September 2004, we obtained exclusive worldwide rights to the development, commercialization, manufacturing and distribution of Dacogen for all indications from SuperGen. Dacogen is SuperGen’s investigational anti-cancer therapeutic that is currently in development for the treatment of patients with myelodysplastic syndrome (“MDS”). In September 2005, the Company received an Approvable Letter from the FDA for Dacogen. While an Approvable Letter is a significant step in the drug approval process, approval from the FDA is still required to market the product. In November 2005, the Company submitted its Approvable Letter response to the FDA and the FDA accepted this response with a Prescription Drug User Fee Act (“PDUFA”) date of May 15, 2006. The PDUFA date is the date by which the FDA aims to render a decision on a new drug application. Also in November 2005, the Company withdrew its Marketing Authorization Application (“MAA”) with the European Medicines Agency (”EMEA”). The Company will continue to work with the European regulatory authorities to determine the information required to support a resubmission of the MAA. We have assumed responsibility for development of all other indications for Dacogen. Under the terms of this agreement, we paid $40 million to SuperGen and we incurred $1.1 million of transaction fees, including legal and accounting fees. We received four million shares of SuperGen. that were valued at $24.4 million on the purchase date and are reported as an available-for-sale equity security. The difference between total consideration ($41.1 million) and the fair value of the equity investment ($24.4 million) of $16.7 million was recorded as research and development expense in the third quarter of 2004. We expensed a total of $12.5 million in milestone obligations during 2004 for: (1) the filing of the New Drug Application (“NDA”) for Dacogen with the FDA and (2) a MAA filing with the EMEA. We expect to make additional milestone payments totaling $32.5 million upon achievement of the following milestones: (1) $20 million upon first commercial sale of Dacogen in the United States, and (2) $12.5 million for regulatory and commercialization milestones in Europe and Japan. Subject to certain limitations, we will also pay SuperGen 50 percent of certain revenue payable as a result of our sublicensing rights to market, sell or distribute Dacogen, to the extent such revenues are in excess of the milestone payments. In addition, SuperGen will receive a royalty on annual worldwide net sales of licensed product starting at 20 percent and escalating to a maximum of 30 percent. We also committed to fund at least $15 million of further Dacogen development costs by September 1, 2007, all of which has been incurred by December 2005.
Gliadel Wafer
In March 1994, Guilford entered into an agreement, the Gliadel Agreement, with Scios Inc. (“Scios”) pursuant to which Guilford licensed from Scios exclusive worldwide rights to numerous U.S. patents and patent applications and corresponding international patents and patent applications for polyanhydride biodegradable polymer technology for use in the field of tumors of the central nervous system and cerebral edema. Gliadel is covered under this license by two U.S. patents and certain related international patents and patent applications. The patent rights in the U.S. will expire in 2006. In April 1994, Scios assigned all of its rights and obligations under the Gliadel Agreement to the Massachusetts Institute of Technology (“MIT”). We have exclusive worldwide rights to the technology for brain cancer therapeutics, subject to certain conditions, including a requirement to perform appropriate pre-clinical tests and file an Investigational New Drug application (“IND”) with the FDA within 24 months of the identification of a drug-polymer product having greater efficacy than Gliadel.
Under the Gliadel Agreement, we are obligated to pay a royalty of 4% on all net product revenue incorporating the technology covered by the agreement, as well as 25% of all proceeds from sublicensees and 4% of proceeds from corporate partners. For a particular country, our obligation to pay a royalty on net revenue expires upon the later to occur of (i) the expiration of the relevant patent rights in such country or (ii) 15 years after the first sale of a commercial product derived from the licensed technology in such country. For the year ended December 31, 2005, we incurred a total of approximately $0.3 million in royalty expense to MIT under this license agreement. This amount represents royalty expense on account of Gliadel wafer product sales from October 2005 through December 2005 (following our acquisition of MGI GP).
Each party may terminate the agreement if the other party materially breaches the agreement, subject to prior notice to and an opportunity to cure by the offending party. Additionally, we may terminate the agreement at any time with six months prior written notice to MIT. Upon termination of the agreement (other than because of a material breach by MIT) all license rights revert to MIT, subject to our limited right to use the licensed technology for a 90-day transition period following termination of the agreement. Although we believe that we can comply with our obligations, our failure to perform these obligations could result in losing our rights to new polymer-based products.
Aquavan Injection
In March 2000, Guilford entered into a license agreement with ProQuest Pharmaceuticals, Inc. (“ProQuest”) that granted Guilford exclusive worldwide development and commercialization rights to Aquavan. Guilford acquired ProQuest in the fourth quarter of 2004, thereby superseding the license agreement and obtaining an irrevocable, royalty-free, fully-paid, exclusive, worldwide license to the intellectual property rights for Aquavan from the University of Kansas.
Dopascan Injection
We hold exclusive worldwide rights to Dopascan Injection (“Dopascan”) pursuant to a license agreement with Research Triangle Institute (the “RTI Agreement”) that was entered into in 1994 by Guilford. The RTI Agreement grants us rights to various U.S. and international patents and patent applications relating to binding ligands for certain receptors in the brain that are or may be useful as dopamine neuron imaging agents. Dopascan and certain related precursors and analogues are covered by U.S. patents that expire in 2009, as well as certain related international patents and patent applications. Pursuant to the RTI Agreement, Guilford has reimbursed RTI for approximately $0.8 million of certain past, patent-related expenses and as annual payments to support mutually agreed-upon research that was conducted at RTI through March 1999. We are obligated to pay RTI a royalty of 6.5% of gross revenues we receive from products derived from the licensed technology and from sublicensee proceeds and to make minimum royalty payments following the first commercial sale of such products of $15,000, $30,000 and $60,000 during each of the first, second and each successive year thereafter, respectively. We must use commercially reasonable efforts to develop products related to the licensed technology and to meet certain performance milestones.

The license agreement expires on the date of expiration of the last patent licensed under the agreement or upon 120 days written notice by either party to the other. The parties also may terminate the license agreement for cause upon a material breach or default by the other party, subject to prior notice to and an opportunity to cure by the offending party. Upon termination of the license agreement by RTI for cause, all licensed rights revert to RTI, subject to our limited right to use the licensed technology for a six-month transition period following termination of the license agreement. Accordingly, our failure to perform our obligations under the RTI Agreement in the future could result in termination of the license, and loss of our right to use this technology.
We do not currently plan to commercialize Dopascan in the United States, but have licensed Dopascan to Molecular Neuroimaging LLC (“MNI”) for use in combination with testing certain experimental treatments.
We have also entered into a sublicense agreement with Daiichi Radioisotope Laboratories (“DRL”) for the development and commercialization of Dopascan in Japan, Korea and Taiwan.
8. Co-Promotion Agreement
In July 2004, we entered into a three-year promotion agreement for Kadian capsules (“Kadian”), a sustained release formulation of morphine, with Alpharma, Inc. Under the terms of this promotion agreement, we promoted Kadian in the United States to oncology health care professionals for moderate to severe pain associated with cancer. Effective December 31, 2005, we and Alpharma, Inc. mutually agreed to end our co-promotion agreement related to Alpharma’s Kadian, a sustained release formulation of morphine sulfate. Alpharma retains all commercial rights to Kadian. Revenues from this agreement, which was originally announced on September 23, 2004, were not material to our financial results during the period that this agreement was in effect. No financial payments were associated with the termination of this agreement.
9. Manufacturing, Supply and Distribution Agreement
In December 2004, we entered into a five-year manufacturing, supply and distribution agreement for 5 milligram pilocarpine hydrochloride tablets, with Purepac Pharmaceutical Company, a subsidiary of Alpharma, Inc. (“Purepac”). Under the terms of this manufacturing, supply and distribution agreement, we will manufacture and supply 5 milligram pilocarpine hydrochloride tablets to Purepac for exclusive distribution in the United States and we will receive the supply price and a portion of the gross margin of sales by Purepac. We supplied the initial shipment of 5 milligram pilocarpine hydrochloride tablets to Purepac in December 2004 for distribution in 2005. For the year ended December 31, 2005, we received $1.4 million in revenues related to this agreement.
In the acquisition of Guilford, the Company acquired a supply agreement with Baxter Healthcare Corporation (“Baxter”) for Aggrastat 250 ml and 100 ml bags through July 2009. As of October 3, 2005, the Company had committed to purchase approximately $7.0 million, of which approximately $1.2 million was incurred for 2005 and $1.5 million will be incurred during 2006. As part of the purchase accounting for the acquisition of Guilford, we recorded a liability for this loss contract on the consolidated balance sheet in the amount of the $5.5 million, which represents the present value of amounts to be paid to Baxter as of October 3, 2005.
10. Convertible Debt
Convertible debt, which is stated at face value less unamortized discount and warrants, at December 31, 2005 and 2004, is summarized as follows:

(in thousands)	2005	2004
Convertible notes	$348,000	$348,000
Acquired Guilford convertible notes	1,500	—
Unamortized discount	(87,828)	(87,828)

Total	$261,672	$260,172

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
Each holder of the Notes may require us to purchase all or a portion of their Notes for cash on the following dates and at the following purchase prices, plus accrued and unpaid interest and liquidating damages, if any:
•	March 2, 2011 — $747.62 per $1,000 of principal amount;

•	March 2, 2014 — $799.52 per $1,000 of principal amount;

•	March 2, 2019 — $894.16 per $1,000 of principal amount.
In connection with the issuance of the Notes, we pledged marketable investments of $17.1 million as security for the first six scheduled interest payments due on the Notes. At December 31, 2005, $5.8 million was classified as short-term marketable investments due within one year and $2.9 million was classified as long-term marketable investments due within three years.
In June 2003, Guilford issued $60.0 million of convertible subordinated notes (“the Guilford Notes”) due July 1, 2008. In July 2003, the initial purchasers of the Guilford Notes exercised an option to purchase an additional $9.4 million of the Guilford Notes under the same terms and conditions of the initial issuance. Interest on the Guilford Notes accrues at 5% per annum and is payable semi-annually on January 1 and July 1 each year, commencing on January 1, 2004. The Guilford Notes are convertible, at the option of the holder at any time prior to maturity, into (i) 17.6772 shares of MGI PHARMA common stock, and (ii) $180.28 in cash. The Company has the option to redeem the Notes on or after July 6, 2006. The cost to redeem the Notes prior to July 6, 2007 is 102.00% of the principal amount. If the Company elects to redeem the Guilford Notes on or after July 6, 2007, until the maturity date, the redemption price would be 101.00% of the principal amount. The Guilford Merger triggered an obligation for MGI to make an offer to repurchase all the Guilford Notes due July 1, 2008 in accordance with the terms of the related indenture at a repurchase price in cash equal to 100% of the principal amount of the Notes, plus accrued and unpaid interest and liquidated damages, if any, up to but excluding the payment date. At the expiration of the offer to repurchase, $1.5 million of the Guilford Notes were outstanding.
11. Stockholder Rights Plan
Each outstanding share of our common stock has one preferred share purchase right (“Right”). Each Right entitles the registered holder to purchase one one-hundredth of a share of Series A Junior Participating Preferred Stock, at a price of $200 per one-hundredth of a preferred share (subject to adjustment). The Rights become exercisable only if certain change in ownership control events occur and we do not redeem the Rights. The Rights expire on July 14, 2008, if not previously redeemed or exercised.

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
Stock Incentive Plans
Under stock incentive plans, designated persons (including officers, employees, directors and consultants) have been or may be granted rights to acquire our common stock. These rights include stock options and other equity rights. At December 31, 2005, shares issued and shares available under stock incentive plans are as follows:

	Stockholder		Total
	Approved	Other	For All
(in thousands, except share price)	Plans	Plans	Plans
Shares issuable under outstanding awards	10,575	40	10,615
Shares available for future issuance	1,061	—	1,061

Total	11,636	40	11,676

Average exercise price per share for outstanding options	$16.43	$5.24	$16.38
As part of the Guilford acquisition (see Note 6), the Company assumed the 2002 Plan. At the time the Company assumed the 2002 Plan, no stock awards were outstanding and 818,349 shares were available for grant. A total of 797,326 stock awards were granted from the 2002 Plan in 2005, of which 709,576 were stock options that were granted at an average price of $23.08.
Activity under stock incentive plans in the three years ended December 31, 2005 is summarized as follows:

	Number of	Average Exercise
	Shares	Price
(in thousands, except share price)	(in thousands)	Per Stock Option
Outstanding at December 31, 2002	8,268	$5.76
Granted	3,162	11.19
Exercised	(2,454)	4.68
Canceled	(274)	7.01

Outstanding at December 31, 2003	8,702	8.00
Granted	2,500	27.90
Exercised	(1,586)	6.58
Canceled	(187)	12.48

Outstanding at December 31, 2004	9,429	13.42
Granted	2,534	22.11
Exercised	(1,013)	6.24
Canceled	(335)	20.30

Outstanding at December 31, 2005	10,615	15.96

Stock Options
In 2005, 2004 and 2003, we issued 2.2 million, 2.4 million and 3.2 million stock options to designated persons, respectively. Stock options become exercisable over varying periods and expire up to ten years from the date of grant. Options may be granted in the form of incentive stock options or nonqualified stock options. The option price for incentive stock options cannot be less than fair market value on the date of the grant. The option price for nonqualified stock options may be set by the board of directors.
Pursuant to the 1997 Plan, the Company has granted to certain key associates Limited Stock Appreciation Rights (“SARs”) in tandem with any stock options granted under the 1997 Plan. Under the terms of the Limited Stock Appreciation Right Grant Agreement (“the Agreement”), these SARs are exercisable only on the occurrence of an acquisition of more than 50% of the outstanding voting stock of the Company, a consolidation in which the Company is not the continuing or surviving corporation, any sale, lease, exchange, or transfer of substantially all of the assets of the Company, or a plan of liquidation or dissolution of the Company. The SARs shall terminate and no longer be exercisable upon the termination or exercise of the related Stock Option. The SARs are settled only with cash.
The following table summarizes information concerning options outstanding and exercisable at December 31, 2005:

	Options			Options
	Outstanding			Exercisable
		Weighted	Weighted		Weighted
	Number	Average	Average	Number	Average
	Outstanding	Remaining	Exercise	Exercisable	Exercise
Range of Exercise Price	(in thousands)	Life	Price	(in thousands)	Price
$1.81-$3.65	1,081	5.79	$3.44	751	$3.38
$3.67-$5.94	1,088	5.46	4.81	867	5.08
$6.00-$8.38	1,522	5.21	7.99	1,330	8.02
$8.56-$12.75	305	6.26	9.63	193	9.90
$12.79-$13.31	1,336	7.54	13.30	615	13.30
$13.45-$23.01	1,433	6.21	20.32	1,290	20.81
$23.10-$26.91	1,473	6.40	25.97	1,387	26.12
$26.99-$27.43	260	5.90	27.30	253	27.30
$27.86-$27.86	1,079	5.57	27.86	1,079	27.86
$28.00-$33.22	773	6.89	29.89	773	29.89

Total	10,350	6.12	16.38	8,538	17.67

Restricted Stock
In 2002, we issued 70,974 shares of restricted common stock to certain non-executive officer employees. One-half of these shares vested one year after the date of grant, and the remainder of these shares vested two years after the date of grant, given continued employment through the vesting dates. We recognized compensation expense for the market value ($3.45 per share) of the shares at the date of grant over the vesting periods. As of December 31, 2005, 4,120 shares had been cancelled, and 66,854 shares vested of which 15,873 were subsequently exchanged and cancelled for employee tax withholding.
Restricted Stock Units
In 2005 and 2004, we issued 273,699 and 141,422 restricted stock units to designated persons, respectively. The vesting periods vary up to four years, given continued employment through the vesting dates. We recognize compensation expense for the market value of the shares at the date of grant over the vesting periods. As of December 31, 2005, 8,500 restricted stock units had been cancelled, and 90,422 shares vested of which 18,642 were subsequently exchanged and cancelled for employee tax withholding.
Employee Stock Purchase Plan
Under our employee stock purchase plan, substantially all employees may purchase shares of common stock at the end of semi-annual purchase periods at a price equal to the lower of 85 percent of the stock’s fair market value on the first or last day of that period. Plan funding occurs throughout the purchase period by pre-elected payroll deductions of up to 15 percent of regular pay. No compensation expense results from the plan in 2004 and 2005. Shares issued under the plan were 91,892, 66,011 and 145,424 at average prices of $16.42, $20.17 and $5.25 per share in 2005, 2004 and 2003, respectively. At December 31, 2005, 1,496,439 shares remain reserved for future issuance under the plan.
Effective January 1, 2006, substantially all employees may purchase shares of common stock at the end of quarterly purchase periods at a price equal to 85 percent of the stock’s closing market price on the last business day of each calendar quarter. Plan funding will occur throughout the purchase period by pre-elected payroll deductions of up to 15 percent of regular pay. With the adoption of SFAS No. 123R on January 1, 2006, we will record as compensation expense an amount equal to the 15 percent discount given to employees.
Retirement Plan
Participation in our retirement plan is available to substantially all employees. Participants may elect to contribute a percentage of their eligible compensation consistent with Section 401(k) of the Internal Revenue Code and we make contributions that are a portion of participant contributions and a percentage of their eligible compensation. In addition, we may make discretionary contributions ratably to all eligible employees. Our contributions are made in cash or our common stock and become fully vested when a participant attains five years of service. Participants may direct investment of contributions into any of the plan’s investment alternatives, but contributions made in the form of our common stock must be fully vested before redirection can occur. Total retirement plan contribution expense was $4.0 million, $3.3 million and $2.0 million in 2005, 2004 and 2003, respectively, of which $2.4 million, $2.1 million and $1.3 million was made in our common stock in 2005, 2004 and 2003, respectively. We had 864,226 shares reserved for future issuance under the retirement plan at December 31, 2005.

Preferred Stock
At December 31, 2005, 10,000,000 shares of preferred stock remained issuable. Issuance is subject to action by our board of directors.
Warrants
In conjunction with the December 2002 issuance of convertible debt, the Company issued warrants to purchase 800,000 shares of common stock. In early 2004, these common stock purchase warrants were exercised. Upon the exercise of the warrants, we received $3.85 million and issued 800,000 common shares (See Note 10).
In the acquisition of Guilford, MGI assumed remaining obligations under warrant agreements as follows:

	Total Number of	Exercise Price Per
	Warrants	Warrant	Expiration Date
Paul Royalty Fund, L.P.	47,700	$57.55	October 2008
Symphony Neuro Development Company	165,447	$57.62	June 2009
Private Investment in Public Equity (“PIPE”)	106,059	$68.45	December 2010
The SNDC and PIPE warrants are classified as liabilities and will be measured at fair value, with changes in fair value reported in earnings. Classification of these warrants as liabilities is based on the fact that they require net-cash settlement on the occurrence of certain events outside the control of the Company. On the date of acquisition, the fair value of these warrants was $1.1 million and at December 31, 2005 the fair value was $0.5 million. The difference of $0.6 million was reported in Other income for the year ended December 31, 2005.
13. Income Taxes
Income tax expense differs from the statutory federal income tax rate of 35 percent for the years ended December 31, 2005, 2004 and 2003 as follows:

(in thousands)	2005	2004	2003
Statutory federal income tax rate	$(46,195)	$(29,884)	$(21,668)
Valuation allowance change	(5,813)	570	21,942
Research activities credit	(3,032)	(1,071)	(906)
Orphan drug credit	(5,523)	1,081	(574)
State income taxes, net of federal benefit	526	(1)	(1,114)
Nondeductible items	5,545	413	370
Net operating loss expiration	—	—	1,753
Acquired in process research and development – Guilford acquisition	54,915	—	—
Acquired in process research and development – Zycos acquisition	—	17,996	—
Acquired in process research and development – Aesgen acquisition	—	11,095	—
Dacogen acquisition expenses	—	141	—
Other	—	—	197

Income tax expense	$423	$340	$—

Deferred taxes as of December 31, 2005 and 2004 consist of the following:

(in thousands)	2005	2004
Deferred tax assets:
Receivable allowances	$66	$700
Inventory allowances	2,327	—
Product return allowance	620	901
Miscellaneous accrued expenses	3,409	406
Deferred revenue	2,183	808
Amortization of intangibles	12,002	—
Restricted stock liability	1,170	429
Net operating loss carryforward	172,476	118,825
Research credit carryforward	12,099	8,322
Orphan drug credit	14,436	8,913
Long term equity impairment	1,161	1,161
Alternative minimum tax credit carryforward	224	100
Dacogen licensing expenses	5,262	5,739
Capitalized research and experimental expenditures	25,344	—
Unrealized loss on equity investments	1,925	—
Contract obligation	2,016	—

	2005	2004
	256,720	146,304
Less valuation allowance	(255,840)	(143,882)

	880	2,422
Deferred tax liabilities:
Unrealized gain on equity investments	—	(1,848)
Amortization of intangibles	—	(299)
Prepaid expenses	(286)	—
Tax depreciation greater than book	(594)	(275)

	(880)	(2,422)

Net deferred taxes	$—	$—

We maintain a valuation allowance to reserve against our deferred tax assets due to uncertainty over the ability to realize these deferred tax benefits. As of December 31, 2005 and 2004, the valuation allowances were $256.0 million and $143.9 million, respectively. Of these amounts, $28.7 million as of December 31, 2005, and $23.8 million as of December 31, 2004, were attributable to the exercise of stock options. These amounts will be recorded as an increase to additional paid-in capital if it is determined in the future that this portion of the valuation allowance is no longer required.
As part of the Guilford acquisition in 2005, the Company acquired $104.7 million of deferred tax assets consisting of $59.0 million in income tax net operating loss carryforwards, $0.6 million in state research and development tax credit carryforwards, other tax assets of $45.4 million and deferred tax liabilities of $0.3 along with the associated valuation allowance to fully reserve against those deferred tax assets due to the uncertainty over the ability to realize the acquired deferred tax benefits.
In addition, as part of the Zycos and Aesgen acquisitions in 2004, the Company acquired $30.8 million of deferred tax assets consisting of $28.7 million in federal income tax net operating loss carryforwards, $ 2.4 million in research and development tax credit carryforwards, other tax assets of $1.1 million and deferred tax liabilities of $1.4 million along with the associated valuation allowance to fully reserve against those deferred tax assets due to the uncertainty over the ability to realize the acquired deferred tax benefits.
In the event that the Company becomes profitable in the future and management determines that a valuation allowance is no longer required, any benefits realized from the use of the NOLs of $87.7 million and credits of $3.0 million acquired will first reduce to zero the intangible assets related to these acquisitions and then reduce tax expense.
In 2005 and 2004, the tax benefit related to stock option exercises, after application of the valuation allowance, resulted in $0.3 million and $0.3 million respectively, recorded as an increase to additional paid-in-capital.
At December 31, 2005, the expiration dates and amounts of our carryforward losses and credits for federal income tax purposes are as follows:

	Net Operating	Research	Orphan Drug
Years Expiring (in thousands)	Losses	Credits	Credits
2006-2008	$30,638	$1,294	$—
2009-2013	20,399	1,151	735
2014-2023	171,449	3,037	7,678
2024-2025	5,547	2,851	6,023

	$228,033	$8,333	$14,436

At December 31, 2005, the expiration dates and amounts of our carryforward losses and credits for federal income tax purposes acquired from Guilford are as follows:

	Net Operating	Research
Years Expiring (in thousands)	Losses	Credits
2014-2023	$66,911	$607
2024-2025	93,314	—

	$160,225	$607

At December 31, 2005, the expiration dates and amounts of our carryforward losses and credits for federal income tax purposes acquired from Zycos and Aesgen are as follows:

	Net Operating	Research
Years Expiring (in thousands)	Losses	Credits
2009-2013	$19,717	$439
2014-2023	62,400	2,035
2024-2025	2,760	685

	$84,877	$3,159

The utilization of the Company’s net operating losses and credits is potentially subject to annual limitations under the ownership change rules of Internal Revenue Code Sections 382 and 383. Subsequent equity changes could further limit the utilization of these net operating losses and credits.
14. Segment and Geographical Information
We operate in the single operating segment of specialty pharmaceuticals. Essentially all of our assets are located in the United States. Total revenues attributable to the U.S. and foreign customers in the years ended December 31, 2005, 2004 and 2003 are as follows:

(in thousands)	2005	2004	2003
United States	$275,660	$192,920	$39,907
Europe	1,467	1,119	829
Japan	330	147	7,355
Other	1,905	1,481	1,294

	$279,362	$195,667	$49,385

Other includes Australia, Canada, Colombia, Egypt, Hong Kong (Peoples’ Republic of China), Israel, Korea, Singapore, Malaysia and Taiwan.
15. Product Acquisition
On November 21, 2000, we acquired certain assets and assumed certain liabilities related to the Hexalen business from MedImmune, Inc. Under the terms of the aquisition, royalties are due to MedImmune on quarterly net sales of Hexalen for a period of ten years. Royalties of $300,501, $236,961 and $418,205 were included in Hexalen cost of sales in 2005, 2004 and 2003, respectively.
16. Research and Development Expense
Research and development expense for the years ended December 31, 2005, 2004 and 2003 consists of the following:

(in thousands)	2005	2004	2003
License payments	$50	$31,768	$31,321
Other research and development	70,841	30,857	18,800

	$70,891	$62,625	$50,121

Selected Quarterly Operating Results (Unaudited)
The following table shows our unaudited consolidated financial information for each of the quarters in the two-year period ended December 31, 2005. In our opinion, this unaudited quarterly information has been prepared on the same basis as the audited consolidated financial statements and includes all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the information for the quarters presented, when read in conjunction with the consolidated financial statements and notes included elsewhere in this annual report. We believe that quarter-to-quarter comparisons of our financial results are not necessarily meaningful and should not be relied upon as an indication of future performance.
	Three Months Ended
	Unaudited
	March 31,	June 30,	Sept. 30,	Dec. 31,	March 31,	June 30,	Sept. 30,	Dec. 31,
	2004	2004	2004	2004	2005	2005	2005	2005
	(in thousands, except per share data)
Revenues:
Product sales	$25,834	$46,862	$54,905	$64,488	$62,385	$65,318	$66,448	$79,841
Licensing and other	1,035	1,077	645	821	850	1,844	1,410	1,266

	26,869	47,939	55,550	65,309	63,235	67,162	67,858	81,107

Cost and expenses:
Cost of sales	7,625	14,142	18,210	20,870	21,915	22,920	23,432	29,103
Selling, general and administrative	17,465	16,683	20,276	19,378	18,755	16,974	16,725	36,499
Research and development ( a )	5,015	8,033	22,953	26,624	10,317	14,248	14,755	31,571
Acquired in-process research and development (c)	—	—	83,094	23	—	—	—	156,900

	30,105	38,858	144,533	66,895	50,987	54,142	54,912	254,073

Income (loss) from operations	(3,236)	9,081	(88,983)	(1,586)	12,248	13,020	12,946	(172,966)
Interest income	815	1,375	1,762	1,391	1,357	1,747	1,963	1,028
Interest expense	(725)	(1,754)	(1,754)	(1,769)	(1,755)	(1,754)	(1,754)	(2,001)
Other income	—	—	—	—	—	—	—	1,148

Income (loss) before minority interest and income taxes	(3,146)	8,702	(88,975)	(1,964)	11,850	13,013	13,155	(172,791)
Minority interest	—	—	—	—	—	—	—	2,786

Income (loss) before income taxes	(3,146)	8,702	(88,975)	(1,964)	11,850	13,013	13,155	(170,005)
Income tax benefit (expense)	—	(150)	(310)	120	(250)	(305)	(297)	429

Net income (loss)	$(3,146)	$8,552	$(89,285)	$(1,844)	$11,600	$12,708	$12,858	$(169,576)

Net income (loss) per common share:
Basic and diluted:
Basic	$(0.05)	$0.12	$(1.26)	$(0.03)	$0.16	$0.18	$0.18	$(2.19)
Diluted	$(0.05)	$0.11	$(1.26)	$(0.03)	$0.15	$0.17	$0.17	$(2.19)
Weighted average number of common shares:
Basic	68,544	70,450	70,689	70,939	71,345	71,768	72,007	77,319
Diluted ( b )	68,544	75,944	70,689	70,939	75,615	75,703	76,030	77,319

(a)	Includes $2.5 million in license expense for Aloxi products in the three months ended June 30, 2004. Includes $16.7 million and $12.5 million in license expense for Dacogen for the three months ended September 30, 2004 and December 31, 2004, respectively.

(b)	During net loss periods, potentially dilutive securities are not included in the calculation of net loss per share since their inclusion would be anti-dilutive.

(c)	In the three months ended September 30, 2004, we expensed $83.1 million of acquired in-process research and development related to the acquisitions of Zycos and Aesgen In the fourth quarter of 2005, we expensed $156.9 million of acquired in-process research and development related to the acquisitions of Guilford.

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
Under the supervision and with the participation of our management, including our CEO and CFO, an evaluation was performed on the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this annual report. Based on that evaluation, our management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective as of December 31, 2005. There were no changes in the Company’s internal controls over financial reporting during the fourth quarter of 2005 that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.
All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.
Management’s report on internal control over financial reporting is included in Item 8 of this Annual Report on Form 10-K.
Item 9B. Other Information
None

PART III
Item 10. Directors and Executive Officers of the Registrant
Pursuant to General Instruction G(3) of Form 10-K, the information contained under the heading “Executive Officers” of Item 1 of Part I of this Form 10-K is incorporated herein by reference.
The information contained under the headings “Proposal One: Election of Directors” and “Section 16(a) Beneficial Ownership Compliance” of our Proxy Statement for our 2006 Annual Meeting of Stockholders, to be held on May 9, 2006 (the “Proxy Statement”), is incorporated herein by reference. We have adopted a code of business conduct and ethics that applies to our principal executive officer, principal financial officer, principal accounting officer, directors, and all other company employees performing similar functions. This code of business conduct and ethics is posted on the About Us, Corporate Governance page of our website at www.mgipharma.com under the caption “Code of Conduct.” We intend to satisfy the disclosure requirement under Item 10 of Form 8-K regarding an amendment to, or a waiver from, a provision of this code of business conduct and ethics by posting such information on our website, at the web address specified above.
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
Item 13. Certain Relationships and Related Transactions
The information contained under the headings “Certain Relationships and Related Party Transactions” and “Executive Compensation – Employment Agreements” of the Proxy Statement is incorporated herein by reference.
Item 14. Principal Accountant Fees and Services
The information contained under the heading “Independent Registered Public Accounting Firm Fees” of the Proxy Statement is incorporated herein by reference.

PART IV
Item 15. Exhibits and Financial Statement Schedules

			The information
			required by this
			Item is included on
			the following
			page in
			this Annual Report
(a)	1.	Financial Statements

		Report of Independent Registered Public Accounting Firm on the Consolidated Financial Statements and Related Financial Statements Schedule	53

		Consolidated Balance Sheets at December 31, 2005 and 2004	54

		Consolidated Statements of Operations for the Years Ended December 31, 2005, 2004 and 2003	55

		Consolidated Statements of Cash Flows for the Years Ended December 31, 2005, 2004 and 2003	56

		Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2005, 2004 and 2003	57

		Notes to Consolidated Financial Statements	58

	2.	Financial Statement Schedule

		Schedule II—Valuation and Qualifying Accounts	86

	3.	Exhibit Index	87
(b) See (a)(3) above
(c) See (a)(2) above

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 16, 2006		MGI PHARMA, INC.

	By	/s/ James C. Hawley
James C. Hawley
Senior Vice President and Chief Financial Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Leon O. Moulder, Jr. Leon O. Moulder, Jr.	President and Chief Executive Officer (principal executive officer)

/s/ James C. Hawley James C. Hawley	Senior Vice President, Chief Financial Officer (principal financial officer)

/s/ Richard J. Rodgers	Vice President and Controller
Richard J. Rodgers	(principal accounting officer)

/s/ Andrew J. Ferrara	Director
Andrew J. Ferrara

/s/ Edward W. Mehrer	Director
Edward W. Mehrer

/s/ Dean J. Mitchell	Director
Dean J. Mitchell

/s/ David B. Sharrock	Director
David B. Sharrock

/s/ Waneta C. Tuttle, Ph.D.	Director
Waneta C. Tuttle, Ph.D

/s/ Arthur L. Weaver, M.D.	Director
Arthur L. Weaver, M.D.

Schedule II
MGI PHARMA, INC.
VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

	Balance at	Charged to	Charged to
	Beginning	Costs and	Other	Deductions	End of
Description	of Period	Expenses	Accounts	(1)	Period
Year ended December 31, 2003 Deducted from asset accounts:
Accounts receivable allowance for bad debts and cash discounts	$109	$1,062	$—	$914	$257
Year ended December 31, 2004 Deducted from asset accounts:
Accounts receivable allowance for bad debts and cash discounts	257	5,000	—	3,356	1,901
Year ended December 31, 2005 Deducted from asset accounts:
Accounts receivable allowance for bad debts and cash discounts	1,901	2,406	—	4,126	181

(1)	Discounts by customers, or write-off of uncollectible accounts, net of recoveries.

MGI PHARMA, INC.
Annual Report on Form 10-K
For
Year Ended December 31, 2005
EXHIBIT INDEX

Exhibit
No.	Exhibit Description
2.1	Agreement and Plan of Merger by and among MGI PHARMA, INC., Granite Acquisition, Inc. and Guilford Pharmaceuticals Inc., dated July 20, 2005, (Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on July 22, 2005 (File No. 000-10736)).

3.1	Second Amended and Restated Articles of Incorporation (Incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 (File No. 000-10736)).

3.2	Articles of Amendment, dated May 10, 2004, to the Second Amended and Restated Articles of Incorporation, filed June 2, 2004 (Incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 (File No. 000-10736)).

3.3	Restated Bylaws of the Company, as amended to date (Incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998 (File No. 000-10736)).

3.4	Amendment, dated May 10, 2004, to the Restated Bylaws (Incorporated by reference to Exhibit 3.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 (File No. 000-10736)).

4.1	Specimen certificate for shares of Common Stock of the Company (Incorporated by reference to Exhibit 4.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 (File No. 000-10736)).

4.2	Rights Agreement, dated as of July 14, 1998, between the Company and Norwest Bank, Minnesota, N.A. (including the form of Rights Certificate attached as Exhibit B thereto) (Incorporated by reference to Exhibit 1 to the Company’s Registration Statement on Form 8-A filed on July 15, 1998 (File No. 000-10736)).

4.3	First Amendment, dated March 14, 2000, to the Rights Agreement, dated July 14, 1998, between the Company and Norwest Bank, Minnesota, N.A. (Incorporated by reference to Exhibit 2 to the Company’s Registration Statement on Form 8-A/A-1 filed on March 20, 2000 (File No. 000-10736)).

4.4	Form of Convertible Subordinated Promissory Notes issued to Deerfield Partners, L.P. and Deerfield International Limited on December 2, 2002 (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on December 4, 2002 (File No. 000-10736)).

4.5	Form of Common Stock Purchase Warrants issued to Deerfield Partners, L.P. and Deerfield International Limited on December 2, 2002 (Incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on December 4, 2002 (File No. 000-10736)).

4.6	Senior Subordinated Convertible Notes Purchase Agreement, dated February 25, 2004, by and between the Company and Merrill Lynch, Pierce, Fenner & Smith (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on March 4, 2004 (File No. 000-10736)).

4.7	Senior Subordinated Convertible Notes Indenture, dated March 2, 2004, by and between the Company and Wells Fargo Bank, National Association, as Trustee (Incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on March 4, 2004 (File No. 000-10736)).

4.8	Registration Rights Agreement dated March 2, 2004, between the Company and Merrill Lynch & Co. (Incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed March 4, 2004 (File No. 000-10736)).

4.9	Indenture dated June 17, 2003, by and between Guilford Pharmaceuticals Inc. (now known as MGI GP, INC.) and Wachovia Bank, National Association, as Trustee, for 5% Convertible Subordinated Notes due 2008 (Incorporated by reference to Exhibit 4.03 of the Form 10-Q for the quarterly period ended June 30, 2003, filed on August 7, 2003, by MGI GP, INC., formerly known as Guilford Pharmaceuticals Inc. (Commission file number 000-23736)).

4.10	Supplemental Indenture dated October 3, 2005, by and among the Company, Guilford Pharmaceuticals Inc. (now known as MGI GP, INC.) and Wachovia Bank, National Association, as Trustee to the Indenture, dated as of June 17, 2003, by and between Guilford Pharmaceuticals Inc. and the Trustee (Incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K (File No. 000-10736) filed on October 7, 2005).

Exhibit
No.	Exhibit Description
4.11	Convertible Note and Warrant Purchase Agreement dated November 27, 2002, among the Company, Deerfield Partners, L.P. and Deerfield International Limited (Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on December 4, 2002 (File No. 000-10736)).

*10.1	1993 Nonemployee Director Stock Option Plan (Incorporated by reference to Exhibit 10.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1994 (File No. 000-10736)).

*10.2	1994 Stock Incentive Plan (Incorporated by reference to Exhibit 10.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1994 (File No. 000-10736)).

*10.3	1999 Nonemployee Director Stock Option Plan (Incorporated by reference to Exhibit 10.7 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999 (File No. 000-10736)).

*10.4	1997 Stock Incentive Plan, as amended through May 14, 2002 (Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 (File No. 000-10736)).

10.5	Trademark License Agreement, dated as of December 31, 1989, between the Company and Norwich Eaton Pharmaceutical, Inc. (Incorporated by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1994 (File No. 000-10736)).

**10.6	Supply and License Agreement, dated March 19, 1992, among E Merck Fine Chemicals Division, EM Industries and the Company (Incorporated by reference to Exhibit 10.23 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997 (File No. 000-10736)).

10.7	Development, Marketing and Cooperation Agreement, dated October 23, 1995, between the Company and Dainippon Pharmaceutical Co., Ltd. (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1995 (File No. 000-10736) ).

10.8	Manufacturing Agreement, dated December 12, 1995, between the Company and Global Pharm, Inc. (now known as Patheon Inc.). (Incorporated by reference to Exhibit 10.25 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1995 (File No. 000-10736)).

**10.9	Exclusive License Agreement, dated August 31, 1993, between the Company and The Regents of the University of California (Incorporated by reference to Exhibit 10.25 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 000-10736)).

*10.10	Termination Agreement, dated as of September 27, 1999, with Leon O. Moulder, Jr. (Incorporated by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999 (File No. 000-10736)).

**10.11	License Agreement, dated December 14, 1999, between the Company and Kissei Pharmaceutical Co., Ltd. (Incorporated by reference to Exhibit 10.26 to the Company’s Annual Report on Form 10-K/A-2 for the year ended December 31, 1999 (File No. 000-10736)).

10.12	License Agreement, dated as of April 11, 2000, by and between the Company and CIBA Vision AG (now known as Novartis Pharma AG) (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000 (File No. 000-10736)).

**10.13	License, Research and Development Agreement, dated as of August 2, 2000, by and between the Company and MethylGene, Inc. (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000 (File No. 000-10736)).

**10.14	Asset Purchase Agreement, dated as of October 26, 2000, by and between MedImmune Oncology, Inc. (now known as MedImmune, Inc.) and the Company (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 (File No. 000-10736)).

10.15	Lease Agreement, dated January 3, 2001, by and between Liberty Property Limited Partnership and the Company (Incorporated by reference to Exhibit 10.31 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000 (File No. 000-10736)).

**10.16	License Agreement, dated as of April 6, 2001, between Helsinn Healthcare SA and the Company (Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on April 25, 2001 (File No. 000-10736)).

**10.17	Supply and Purchase Agreement, dated as of April 6, 2001, between Helsinn Birex Pharmaceuticals Ltd. and the Company (Incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K filed on April 25, 2001 (File No. 000-10736)).

Exhibit
No.	Exhibit Description
*10.18	Amended and Restated Employee Stock Purchase Plan (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 (File No. 000-10736)).

**10.19	Amendment No. 1, dated May 22, 2001, to License Agreement dated as of April 6, 2001 between Helsinn Healthcare SA and the Company (Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on December 23, 2003(File No. 000-10736) ).

**10.20	Amendment dated November 14, 2003, to License Agreement dated as of April 6, 2001 between Helsinn Healthcare SA and the Company (Incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K filed on December 23, 2003(File No. 000-10736) ).

**10.21	Amendment dated November 24, 2003, to Supply and Purchase Agreement dated as of April 6, 2001 between Helsinn Birex Pharmaceuticals Ltd. and the Company (Incorporated by reference to Exhibit 99.3 to the Company’s Current Report on Form 8-K filed on December 23, 2003(File No. 000-10736) ).

**10.22	Letter Amendment to License, Research and Development Agreement, dated as of August 2, 2000, between the Company and MethylGene, Inc. (Incorporated by reference to Exhibit 10.33 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 000-10736)).

10.23	Pledge Agreement, dated March 2, 2004, by the Company in favor of Wells Fargo Bank, National Association as Trustees (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 4, 2004 (File No. 000-10736)).

10.24	Control Agreement, dated March 2, 2004, by and between the Company and Wells Fargo Bank, National Association, as Trustee, Securities Intermediary and Depository Bank (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on March 4, 2004 (File No. 000-10736)).

**10.25	Amended and Restated License Agreement, dated August 31, 2004, between SuperGen, Inc. and the Company (Incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 (File No. 000-10736)).

*10.26	Termination Agreement by and between the Company and Eric P. Loukas dated as of July 7, 2004 (Incorporated by reference to Exhibit 10.33 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 (File No. 000-10736)).

**10.27	Amendment No. 1 to the License Agreement, dated May 22, 2001, between Helsinn Healthcare SA and the Company (Incorporated by reference to Exhibit 99.1 to the Company’s Amended Current Report on Form 8-K filed on August 27, 2004 (File No. 000-10736)).

**10.28	Amendment No. 2 to the License Agreement, dated November 14, 2003, between Helsinn Healthcare SA and the Company (Incorporated by reference to Exhibit 99.2 to the Company’s Amended Current Report on Form 8-K filed on August 27, 2004 (File No. 000-10736)).

**10.29	Amendment No. 1 to the Supply and Purchase Agreement, dated November 14, 2003, between Helsinn Birex Pharmaceuticals Ltd. and the Company (Incorporated by reference to Exhibit 99.3 to the Company’s Amended Current Report on Form 8-K filed on August 27, 2004 (File No. 000-10736)).

*10.30	Form of Executive Officer Termination Agreement (Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on February 10, 2005 (File No. 000-10736)).

*10.31	Termination Agreement by and between the Company and James C. Hawley dated as of January 18, 2005 (Incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K filed on February 10, 2005 (File No. 000-10736)).

*10.32	Termination Agreement by and between the Company and Marty J. Duvall dated as of January 18, 2005 (Incorporated by reference to Exhibit 10.39 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 (File No. 000-10736)).

*10.33	Form of Incentive Stock Option Agreement pursuant to the Company’s 1997 Stock Incentive Plan (Incorporated by reference to Exhibit 99.4 to the Company’s Current Report on Form 8-K filed on February 10, 2005 (File No. 000-10736)).

Exhibit
No.	Exhibit Description
*10.34	Form of Non-Incentive Stock Option Agreement pursuant to the Company’s 1997 Stock Incentive Plan (Incorporated by reference to Exhibit 99.5 to the Company’s Current Report on Form 8-K filed on February 10, 2005 (File No. 000-10736)).

*10.35	Form of Limited Stock Appreciation Right Grant Agreement pursuant to the Company’s 1997 Stock Incentive Plan (Incorporated by reference to Exhibit 99.6 to the Company’s Current Report on Form 8-K filed on February 10, 2005 (File No. 000-10736)).

*10.36	Form of Lock-Up Letter Agreement dated July 28, 2005 pursuant to option agreements under the Company’s stock incentive plans (Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on July 29, 2005 (File No. 000-10736)).

*10.37	Form of Lock-Up Letter Agreement dated November 14, 2005 pursuant to option agreements under the Company’s stock incentive plans (Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K (File No. 000-10736) filed on November 14, 2005).

*10.38	Guilford Pharmaceuticals Inc. 2002 Stock Award and Incentive Plan (Incorporated by reference to Exhibit 10.06 of the Annual Report on Form 10-K for the year ended December 31, 2002 of MGI GP, INC., formerly known as Guilford Pharmaceuticals Inc. (File No. 000-23736)).

*10.39	License Agreement, dated March 15, 1994, between Guilford Pharmaceuticals Inc. (now known as MGI GP, INC.) and Scios Nova (Incorporated by reference to the Registration Statement on Form S-1 of MGI GP, INC., formerly known as Guilford Pharmaceuticals Inc. (Registration No. 33-76938)).

10.40	Amended and Restated Single Tenant Absolute Net Lease, dated December 17, 2004, between BMR-6611 Tributary Street LLC and Guilford Pharmaceuticals Inc. (Incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K of MGI GP, INC., formerly known as Guilford Pharmaceuticals Inc. (File No. 000-23736)).

10.41	Amended and Restated Single Tenant Absolute Net Lease, dated December 17, 2004, between Guilford Real Estate Trust 1998-1 and Guilford Pharmaceuticals Inc. (Incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K of MGI GP, INC., formerly known as Guilford Pharmaceuticals Inc. (File No. 000-23736)).

12	Computation of Ratio of Earnings to Fixed Charges.

21	Subsidiaries of the Registrant.

23	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of Leon O. Moulder, Jr. Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of James C. Hawley Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Leon O. Moulder, Jr. Pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of James C. Hawley Pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Items that are management contracts or compensatory plans or arrangements required to be filed as an exhibit pursuant to Item 15(b) of this Form 10-K.

**	Pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended, confidential portions of Exhibits 10.7, 10.10, 10.12, 10.14, 10.18, 10.19, 10.21, 10.22, 10.23, 10.24, 10.27, 10.29, 10.30, 10.31 and 10.41 have been deleted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment.