Form 10-Q
period 2006-03-31
MGI PHARMA INC
filed 2006-05-09
CIK 702131

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q
(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number: 0-10736

MGI PHARMA, INC.
(Exact name of registrant as specified in its charter)

Minnesota (State or other jurisdiction of incorporation or organization)	41-1364647 (I.R.S. employer identification number)

5775 West Old Shakopee Road Suite 100 Bloomington, Minnesota 55437	(952) 346-4700
(Address of principal executive offices and zip code)	(Registrant’s telephone number, including area code)

Indicate by check mark, whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
Yes. ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☑ Accelerated filer ☐ Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes. ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $.01 par value	78,106,779 shares
(Class)	(Outstanding at May 1, 2006)

MGI PHARMA, INC.
FORM 10-Q INDEX

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
MGI PHARMA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	March 31,	December 31,
	2006	2005 (*)
	unaudited
ASSETS
Current assets:
Cash and cash equivalents	$33,035	$51,136
Short-term marketable investments	76,429	53,067
Restricted cash	750	750
Restricted marketable investments	5,788	5,822
Investments held by SNDC	14,561	18,580
Receivables, less contractual allowances and allowance for bad debts of $46,672 and $37,118	98,401	105,959
Inventories	41,435	49,392
Other current assets	1,765	1,558

Total current assets	272,164	286,264
Restricted cash, less current portion	1,094	1,101
Long-term marketable investments	29,860	23,952
Restricted marketable investments, less current portion	—	2,859
Equipment, furniture and leasehold improvements, at cost less accumulated depreciation of $5,258 and $4,810	7,709	5,647
Debt issuance costs, less accumulated amortization of $2,422 and $2,131	5,714	6,005
Intangible assets, at cost less accumulated amortization of $10,571 and $8,779	70,189	73,505
Goodwill	71,307	70,203
Other assets	2,037	2,049

Total assets	$460,074	$471,585

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$12,157	$19,463
Accrued expenses	43,257	54,050
Current portion of long-term debt	1,216	1,563
Deferred revenue	338	318
Other current liabilities	1,663	1,430

Total current liabilities	58,631	76,824

Noncurrent liabilities:
Senior subordinated convertible notes, face value of $349,500 net of unamortized discount of $87,828	261,672	261,672
Other long-term debt, net of current portion	336	359
Deferred revenue, net of current portion	2,831	2,540
Other noncurrent liabilities	5,405	6,367

Total noncurrent liabilities	270,244	270,938

Total liabilities	328,875	347,762

Commitments and contingent liabilities	—	—

Minority interest	12,073	14,798

Stockholders’ equity:
Preferred stock, 10,000,000 authorized and unissued shares	—	—
Common stock, $.01 par value, 140,000,000 authorized shares, 78,068,630 and 77,583,796 issued and outstanding shares	781	776
Additional paid-in capital	564,797	557,841
Unearned compensation	(5,974)	(6,013)
Accumulated other comprehensive income (loss)	1,810	(4,098)
Accumulated deficit	(442,288)	(439,481)

Total stockholders’ equity	119,126	109,025

Total liabilities and stockholders’ equity	$460,074	$471,585

(*)	The Balance Sheet at December 31, 2005 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.
See accompanying Notes to Condensed Consolidated Financial Statements.

MGI PHARMA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(in thousands, except per share data)

	Three Months Ended
	March 31,
	2006	2005
Revenues:
Product sales	$77,525	$62,385
Licensing and other	678	850

	78,203	63,235

Costs and expenses:
Cost of sales	28,342	21,915
Selling, general and administrative	31,519	18,755
Research and development	22,967	10,317

	82,828	50,987

Income (loss) from operations	(4,625)	12,248

Interest income	1,156	1,357
Interest expense	(1,997)	(1,755)
Other income	181	—

Income (loss) before minority interest and income taxes	(5,285)	11,850
Minority interest	2,431	—

Income (loss) before income taxes	(2,854)	11,850
Provision (benefit) for income taxes	(47)	250

Net income (loss)	$(2,807)	$11,600

Net income (loss) per common share:
Basic	$(0.04)	$0.16
Diluted	$(0.04)	$0.15

Weighted average number of common shares outstanding:
Basic	77,788	71,345
Diluted	77,788	75,615
See accompanying Notes to Condensed Consolidated Financial Statements.

MGI PHARMA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(in thousands)

	Three Months Ended March 31,
	2006	2005
OPERATING ACTIVITIES:
Net income (loss)	$(2,807)	$11,600
Adjustments for non-cash items:
Depreciation and intangible amortization	2,251	830
Benefit plan contribution	507	382
Employee stock compensation expense	2,058	1,223
Excess tax benefits from stock-based compensation	(107)	—
Minority interest	(2,725)	—
Amortization of non-cash financing charges	291	291
Other	151	13
Change in assets and liabilities (net of acquisitions):
Receivables	7,558	(9,799)
Inventories	7,957	(20,942)
Other assets	(195)	(2,234)
Accounts payable and accrued expenses	(16,510)	(13,851)
Deferred revenue	311	(440)
Other liabilities	(309)	1,163

Net cash used in operating activities	(1,569)	(31,764)

INVESTING ACTIVITIES:
Purchase of available for sale investments	(197,647)	(490,392)
Maturity of available for sale investments	151,059	502,078
Purchase of held-to-maturity investments	—	(27,813)
Maturity of held-to-maturity investments	27,245	56,933
Purchase of equipment, furniture and leasehold improvements	(2,535)	(587)
Other	7	—

Net cash provided by (used in) investing activities	(21,871)	40,219

FINANCING ACTIVITIES:
Maturity of restricted marketable securities held by trustee for debt service	2,893	2,875
Cash consideration from issuance of shares under stock plans	2,709	3,238
Excess tax benefits from stock-based compensation	107	—
Payments on long-term debt	(370)	—

Net cash provided by financing activities	5,339	6,113

Increase (decrease) in cash and cash equivalents	(18,101)	14,568

Cash and cash equivalents at beginning of period	51,136	10,098

Cash and cash equivalents at end of period	$33,035	$24,666

Supplemental disclosure of cash information:
Cash paid for interest	$3,043	$2,927
Cash paid for taxes	$—	$—
See accompanying Notes to Condensed Consolidated Financial Statements.

MGI PHARMA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
1. Basis of Presentation
In the opinion of management, the accompanying unaudited Condensed Consolidated Financial Statements (“consolidated financial statements”) of MGI PHARMA, INC. and its wholly owned subsidiaries (collectively, “we,” “MGI,” “MGI PHARMA,” or “Company”) have been prepared on a consistent basis with the December 31, 2005 audited consolidated financial statements and include all adjustments, consisting of only normal recurring adjustments, necessary to fairly present the information set forth therein. The consolidated financial statements have been prepared in accordance with the regulations of the Securities and Exchange Commission (“SEC”), and, therefore, omit certain information and footnote disclosure necessary to present the statements in accordance with U.S. generally accepted accounting principles. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, which was filed with the SEC on March 16, 2006. Certain amounts reported in previous periods have been reclassified to conform to the current period presentation. The results of operations for the first three months of 2006 are not necessarily indicative of the results to be expected for the entire fiscal year or any future period.
Accounting Policies:
In preparing the consolidated financial statements in conformity with U.S. generally accepted accounting principles, management must make decisions that impact the reported amounts and the related disclosures. Such decisions include the selection of the appropriate accounting principles to be applied and the assumptions on which to base accounting estimates. In reaching such decisions, management applies judgments based on its understanding and analysis of the relevant circumstances, historical experience, and actuarial valuations. Actual amounts could differ from those estimated at the time the consolidated financial statements are prepared. Note 1 to the consolidated financial statements in the Company’s 2005 Annual Report on Form 10-K provides a summary of the significant accounting policies followed in the preparation of the consolidated financial statements. Other footnotes in the Company’s 2005 Annual Report on Form 10-K describe various elements of the consolidated financial statements and the assumptions made in determining specific amounts.
The consolidated financial statements include the accounts of MGI PHARMA and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.
Recent Accounting Pronouncements:
In November 2005, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) Nos. FAS 115-1 and FAS 124-1, “The Meaning of Other-Than- Temporary Impairment and Its Application to Certain Investments,” (FSP 115-1 and 124-1), which address the determination as to when an investment is considered impaired, whether that impairment is other than temporary and the measurement of an impairment loss. FSP 115-1 and 124-1 also include accounting considerations subsequent to the recognition of an other-than-temporary impairment and require certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. These FSPs were effective for us beginning January 1, 2006. We have evaluated the impact this standard has on our evaluation of our long-term available for sale marketable securities and have determined that the application of this standard does not change our recognition and disclosures related to unrealized losses.
In May 2005, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 154, “Accounting Changes and Error Corrections,” which replaces Accounting Principles Board (“APB”) Opinion No. 20, “Accounting Changes,” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements.” This Statement changes the requirements for the accounting for and reporting of a change in accounting principle, and applies to all voluntary changes in accounting principles, as well as changes required by an accounting pronouncement in the unusual instance it does not include specific transition provisions. Specifically, this Statement requires retrospective application to prior periods’ financial statements, unless it is impracticable to determine the period-specific effects or the cumulative effect of the change. When it is impracticable to determine the effects of the change, the new accounting principle must be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable and a corresponding adjustment must be made to the opening balance of retained earnings for that period rather than being reported in an income statement. When it is impracticable to determine the cumulative effect of the change, the new principle must be applied as if it were adopted prospectively from the earliest date practicable. This Statement is effective for the company for all accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. This Statement does not change the transition provisions of any existing pronouncements.

In December 2004, the FASB issued SFAS No. 123 (Revised 2004), “Share-Based Payment.” SFAS No. 123R is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees” and its related implementation guidance. SFAS No. 123R focuses primarily on accounting for transactions in which an entity obtains employee services through share-based payment transactions. SFAS No. 123R requires a public entity to measure the cost of employee services received in exchange for the award of equity instruments based on the fair value of the award at the date of grant. The cost will be recognized over the period during which an employee is required to provide services in exchange for the award. SFAS No. 123R is effective as of the beginning of the first annual reporting period that begins after June 15, 2005. The impact of implementing SFAS No. 123R to our consolidated results of operations is expected to be in the range of $8 to $10 million for 2006. Our disclosure of compensation expense related to prior periods under SFAS No. 123 can be found under Note 2. Our expected 2006 impact from the implementation of SFAS No. 123R differs from our disclosure of compensation expense related to prior periods under SFAS No. 123 due to the acceleration of a large number of outstanding options in the third and fourth quarters of 2005. On January 1, 2006, we adopted the fair value recognition provisions of SFAS No. 123R using the modified prospective method. Options are priced based on the closing price of a share of our common stock at the date of grant. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. To determine the inputs for the Black-Scholes option pricing model we use the implied volatility inherent in the value of exchange traded options on the Company’s stock to estimate expected volatility, the period of time that option grants are expected to be outstanding, as well as employee termination behavior. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for the estimated life of the option.
At its October 2004 meeting, the Emerging Issues Task Force of the FASB reached a consensus on Issue No. 04-8, “The Effect of Contingently Convertible Debt on Diluted Earnings per Share.” The consensus requires contingently convertible instruments to be included in diluted earnings per share (if dilutive) regardless of whether the market price trigger has been met. The consensus is to be applied to contingently convertible instruments in reporting periods beginning after December 15, 2004. The adoption of this consensus had no effect on the Company’s consolidated financial statements as presented. The potential dilutive shares related to our senior subordinated convertible notes issued in March 2004 are excluded from our diluted net income per share for the three months ended March 31, 2006 and 2005 because their inclusion in a calculation of net income (loss) per share would be antidilutive. When dilutive, our diluted shares outstanding will be increased by up to 8.3 million shares and the net earnings (loss) used for earnings per share calculations would be adjusted, using the if-converted method. The Company estimates it would need to record annual net income of approximately $69 million, or quarterly net income of approximately $17 million, in order for the effect of this pronouncement to be dilutive to earnings per share.
2. Stock Incentive Plans
Under stock incentive plans, designated persons (including officers, directors, employees, licensors and consultants) have been or may be granted rights to acquire our common stock. These rights include stock options, restricted stock units and other equity rights. Stock options become exercisable over varying periods, generally four years, and expire up to seven years from the date of grant. Options may be granted in the form of incentive stock options or nonqualified stock options. At March 31, 2006, shares issued and shares available under stock incentive plans are as follows:

	Shareholder		Total
	Approved	Other	For All
(in thousands, except exercise price)	Plans	Plans	Plans
Shares issuable under outstanding awards	10,289	41	10,330
Shares available for future issuance	1,015	—	1,015

Total	11,304	41	11,345

Average exercise price for outstanding options	$16.62	$5.24	$16.58
Activity under stock incentive plans in the three months ended March 31, 2006 is summarized as follows:

Stock Options
		Weighted	Weighted	Aggregate Intrinsic
	Number of	Average Exercise	Average Remaining	Value as of March
(in thousands, except share price)	Shares	Price	Contractual Term	31, 2006
Outstanding at December 31, 2005	10,350	$16.38
Granted	141	17.01
Exercised	(331)	6.81
Expired	(140)	27.05
Forfeited	(51)	10.93

Outstanding at March 31, 2006	9,969	16.58	5.91	$48,654
Ending vested and expected to vest	9,948	16.58	5.91	48,559
Ending exercisable	8,213	$17.74	5.69	36,909

Restricted Stock Units
			Weighted	Aggregate Intrinsic
	Number of	Weighted Average Grant	Average Remaining	Value as of March
(in thousands, except share price)	Shares	Date Fair Value	Contractual Term	31, 2006
Outstanding at December 31, 2005	265	$24.84
Granted	97	16.88
Exercised	—	—
Forfeited	(1)	25.08

Outstanding at March 31, 2006	361	22.70	1.69	$5,831
Ending vested and expected to vest	352	$22.70	1.67	5,693
The weighted average estimated fair values of stock options granted during the three months ended March 31, 2006 and 2005 were $7.97 and $17.75, respectively. The total intrinsic value of options exercised during the three months ended March 31, 2006 and 2005 was $3.5 million and $11.5 million, respectively.
As of March 31, 2006, there was $8.8 million of total unrecognized compensation expense. That cost is expected to be recognized over a weighted-average period of 1.4 years.
The following table summarizes information concerning options outstanding and exercisable at March 31, 2006:

	Options			Options
	Outstanding			Exercisable
		Weighted	Weighted		Weighted
	Number	Average	Average	Number	Average
	Outstanding	Remaining	Exercise	Exercisable	Exercise
Range of Exercise Price	(in thousands)	Life	Price	(in thousands)	Price
$1.81-$3.65	1,005	5.54	$3.44	691	$3.37
$3.67-$6.00	1,079	5.12	4.88	968	5.01
$6.11-$8.38	1,289	5.14	8.11	1,124	8.16
$8.56-$12.75	305	6.01	9.63	193	9.90
$12.79-$13.31	1,280	7.30	13.30	586	13.30
$13.45-$23.01	1,556	6.03	20.03	1,281	20.80
$23.10-$26.91	1,431	6.15	25.95	1,346	26.10
$26.99-$27.43	214	5.69	27.27	214	27.27
$27.86-$27.86	1,036	5.32	27.86	1,036	27.86
$28.00-$33.22	774	6.64	29.89	774	29.89

Total	9,969	5.91	16.58	8,213	17.74

On January 1, 2006, we adopted the fair value recognition provisions of SFAS No. 123R using the modified prospective method. As a result, for the three months ended March 31, 2006, our results of operations reflect compensation expense for new stock options and awards granted and vested under our stock incentive plans, and the unvested portion of previous stock option and award grants which vested during the quarter. Amounts recognized in the financial statements related to stock-based compensation were as follows:

	For the three months ended
	March 31,
(in thousands, except per share data)	2006	2005
Amounts charged against earnings (loss), before income tax benefits	$1,951	$1,093
Amount of income tax benefit recognized in earnings (loss)	107	103

Amount charged against net loss	$2,058	$1,223

Impact on net loss per common share:
Basic	$0.03	$0.02
Diluted	$0.03	$0.02
Stock-based compensation expense was reflected in the statement of operations for the three months ended March 31, 2006 as follows (in thousands):

Cost of sales	$783
Selling, general, and administrative	699
Research and development	469

Total	$1,951

Options are priced based on the closing price of a share of our common stock at the date of grant. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. To determine the inputs for the Black-Scholes option pricing model we use the implied volatility inherent in the value of exchange traded options on the Company’s stock to estimate expected volatility, the period of time that option grants are expected to be outstanding, as well as employee termination behavior. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for the estimated life of the option. The following assumptions were used to estimate the fair value of options granted during the three month period ended March 31, 2006 using the Black-Scholes option-pricing model:

Expected dividend yield	0%
Risk-free interest rate	4.69%
Expected volatility	0.43
Expected life, in years	5.63
Prior to January 1, 2006, we accounted for stock-based employee compensation arrangements in accordance with the provisions and related interpretations of Accounting Principles Board Opinion 25, “Accounting for Stock Issued to Employees.” Had compensation cost for stock-based compensation been determined consistent with SFAS 123, the net earnings and net earnings per share for the three months ended March 31, 2005 would have been adjusted to the following pro forma amounts:

Three months
ended
(in thousands, except per share data)	March 31, 2005
Net income, as reported	$11,600
Add: Total stock-based employee compensation expense included in reported net income	818
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(9,006)

Pro forma net income	$3,412

Net income per common share:
As reported basic	$0.16
Pro forma basic	$0.05

As reported diluted	$0.15
Pro forma diluted	$0.05

Expected dividend yield	0%
Risk-free interest rate	3.88%
Annualized volatility	0.76
Expected life, in years	5.38
Prior to January 1, 2006, options were priced based on the closing price of a share of our common stock at the date of grant. The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model. To determine the inputs for the Black-Scholes option pricing model we used the historical volatility of the Company’s stock to estimate expected volatility, the period of time that option grants are expected to be outstanding, as well as employee termination behavior. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for the estimated life of the option.
3. Net Income Per Common Share
Net income per common share for the three-month period ended March 31, 2006 and 2005 is based on weighted average shares outstanding as summarized in the following table:

	Three Months
	Ended March 31,
	2006	2005
(in thousands)
Weighted-average shares — basic	77,788	71,345
Effect of dilutive stock options	—	4,270
Effect of convertible debt	—	—

Weighted-average shares — assuming dilution	77,788	75,615

Weighted-average shares issuable upon the exercise of stock options, which were not included in the diluted earnings per share calculation because they were not dilutive, were 10.0 million and 2.2 million for the three-month periods ended March 31, 2006 and 2005, respectively. The 8.3 million shares issuable upon the conversion of our convertible debt were excluded from the diluted earnings per share calculation because they were not dilutive for any period presented.

4. Marketable Investments
Marketable investments consisted of held-to-maturity and available-for-sale debt investments (reported at amortized cost, which approximates fair market value) and available-for-sale, publicly traded, equity securities (reported at fair market value). Unrealized gains or losses from the available-for-sale, marketable securities have been reported as a separate component of Stockholders’ equity (“Accumulated Other Comprehensive Income (Loss)”).
Short-term marketable investments as of March 31, 2006 and December 31, 2005 are summarized in the following table:

	March 31,	December 31,
(in thousands)	2006	2005
Corporate notes (classified as held-to-maturity)	$—	$4,000
Government agencies (classified as held-to-maturity)	10,102	33,347
Auction rate securities (classified as available-for-sale)	66,327	15,720

Total	$76,429	$53,067

Long-term marketable securities as of March 31, 2006 and December 31, 2005 are summarized in the following table:

	March 31,	December 31,
(in thousands)	2006	2005
Equity securities (classified as available-for-sale)	29,860	23,952

Total	$29,860	$23,952

Restricted marketable investments of $5.8 million and $8.7 million at March 31, 2006 and December 31, 2005, respectively, consist of United States government investments, certificates of deposit, and relate to the issuance of convertible debt in March 2004.
In September 2004, we acquired four million shares of SuperGen, Inc. (“SuperGen”) as part of a transaction that included obtaining the worldwide licensing rights for decitabine (“Dacogen”). The investment is accounted for as long-term available for sale marketable securities. As such, unrealized gains and losses have been reported as Accumulated other comprehensive income (loss). At the time of purchase, the fair value of the SuperGen securities was $24.4 million. As of March 31, 2006, the fair value of the MGI PHARMA’s investment in SuperGen was $22.7 million.
In addition to our investment in SuperGen, we also own an approximate 10 percent investment in MethylGene Inc. (“MethylGene”), a Canada-based biopharmaceutical company. MethylGene completed its initial public offering and began trading publicly on the Toronto Stock Exchange on June 29, 2004. MGI’s carrying value of the MethylGene investment prior to MethylGene’s initial public offering was $3.6 million. As of March 31, 2006, the fair value of our MethylGene investment was $7.1 million.
The unrealized gains (losses) for available for sale equity securities reported in Accumulated other comprehensive income (loss) as of March 31, 2006 and December 31, 2005 are summarized as follows:

March 31, 2006
		Gross	Gross
		Unrealized	Unrealized	Fair
(in thousands)	Cost	Gains	Losses	Value
Equity Securities (classified as available for sale)	$28,046	$3,494	$(1,680)	$29,860

December 31, 2005
		Gross	Gross
		Unrealized	Unrealized	Fair
(in thousands)	Cost	Gains	Losses	Value
Equity Securities (classified as available for sale)	$28,046	$106	$(4,200)	$23,952

5. Inventories
Inventories at March 31, 2006 and December 31, 2005 are summarized as follows:

	March 31,	December 31,
(in thousands)	2006	2005
Raw materials and supplies	$702	$472
Work in process	354	1,274
Finished products	40,379	47,646

Total	$41,435	$49,392

Inventories are stated at the lower of cost or market. Cost is determined on a first-in, first-out basis.
6. Accrued Expenses
Accrued expenses at March 31, 2006 and December 31, 2005 are summarized as follows:

	March 31,	December 31,
(in thousands)	2006	2005
Product rebate, administrative, and other fees	$13,336	$11,886
Product development accrual	8,522	9,475
License fees	5,848	5,847
Field sales bonuses	2,918	1,306
Other bonuses	2,489	7,157
Vacation	2,295	2,295
Product return accrual	1,521	1,684
Interest	838	2,189
Retirement plan accrual	462	3,088
Other accrued expenses	5,028	9,123

Total	$43,257	$54,050

7. Acquisitions
On October 3, 2005, Granite Acquisition, Inc., a Delaware corporation and wholly owned subsidiary of MGI, merged with and into Guilford Pharmaceuticals Inc., a Delaware corporation now known as MGI GP, Inc. (“Guilford” or “MGI GP”), with Guilford surviving as a wholly owned subsidiary of MGI (the “Guilford Merger”). Upon closing of the Guilford Merger, all shares of Guilford common stock were exchanged for the right to receive an aggregate of approximately 5.3 million shares of MGI PHARMA common stock plus approximately $53.9 million in cash, which represents $3.75 per Guilford share of common stock, based on the average closing price of MGI’s common stock over a five trading day period ended on September 27, 2005, or total consideration of $176.1 million to Guilford shareholders. The transaction has been accounted for as a purchase business combination. Commencing October 3, 2005, the results of Guilford’s operations have been included in our consolidated financial statements.
Purchase Price: The purchase price is as follows:

(In thousands)
Purchase of Guilford — cash consideration	$53,888
Purchase of Guilford — equity consideration	122,246
Extinguishment of Guilford’s revenue interest obligation agreement with Paul Royalty Fund, L.P. and Paul Royalty Fund, II, L.P.	59,891
Repurchase of Guilford’s convertible debt	69,249
Transaction costs and fees	15,569

Purchase price	$320,843

The purchase price was allocated to the tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values at the acquisition date. In accordance with SFAS No. 141, the excess of the purchase price over the fair values of the assets and liabilities was allocated to goodwill. The determination of estimated fair value requires management to make significant estimates and assumptions. We engaged an independent third party to assist in the valuation of assets that were difficult to value.
Subsequent to the preliminary allocation of the purchase price, information became available that has assisted us in assigning the fair value of the liability assumed under a non-cancelable Manufacturing and Supply Agreement with Baxter Healthcare Corporation and the acquired identifiable intangible asset for Aggrastat injection. Although we do not anticipate any further significant adjustments, to the extent that our estimates used in the purchase accounting need to be refined, we will do so upon making that determination but not later than one year from the date of acquisition. The following table summarizes the preliminary purchase price allocation to estimated fair values of the assets acquired and liabilities assumed as of the acquisition date:

(In thousands)
Cash and cash equivalents	$19,500
Short-term marketable investments	2,978
Restricted marketable investments	15,930
Investments held by SNDC	21,262
Receivables, net	3,918
Inventories	6,966
Other current assets	1,394
Goodwill	71,307
In-process research and development	156,900
Acquired identifiable intangible assets	67,526
Equipment, furniture, and leasehold improvements, net	1,768
Other assets	2,810
Accounts payable	(7,409)
Accrued expenses	(15,548)
Long-term debt	(3,757)
Other liabilities	(6,668)
Minority interest	(18,034)

Total purchase price	$320,843

The amount preliminarily allocated to acquired identifiable intangible assets has been attributed to the following identifiable assets:

(in thousands)
Gliadel Wafer	$62,300
Aggrastat Injection	5,226

Total acquired identifiable intangible assets	$67,526

Acquired identifiable intangible assets relate to product rights for Gliadel and Aggrastat. The estimated fair value of both assets was derived using the income method. The estimated fair value attributed to Gliadel will be amortized on a straight-line basis over 15 years. While patent protection for Gliadel ends in August 2006, during September 2004, the U.S. Food and Drug Administration (“FDA”) notified Guilford that Gliadel is entitled to market exclusivity for the treatment of patients with malignant glioma undergoing primary surgical resection until February 2010 under applicable orphan drug laws. In addition, Gliadel is manufactured using a proprietary process. We believe that this proprietary process will provide a significant barrier to future, generic competition. The estimated fair value attributed to Aggrastat will be amortized on a straight-line basis over 5 years, the estimated life of the product.
Pro forma results of operations: The following unaudited pro forma information for the three months ended March 31, 2005 presents a summary of the combined results of the MGI PHARMA and Guilford as if the acquisition had occurred on January 1, 2005. The pro forma information is not necessarily indicative of results that would have occurred had the acquisition been consummated for the periods presented or indicative of results that may be achieved in the future.

(in thousands)
Total revenues	$73,971
Net loss	(9,138)

Pro forma loss per common share
Basic and diluted	$(0.12)

8. Stockholders’ Equity
Changes in selected Stockholders’ equity accounts for the three months ended March 31, 2006 were as follows:

	Common Stock
			Additional		Accumulated other
			paid-in	Unearned	comprehensive
(in thousands)	Shares	Par value	capital	compensation	income (loss)
Balance at December 31, 2005	77,584	$776	$557,841	$(6,013)	$(4,098)
Exercise of stock options, including income tax benefit of $107	331	3	2,357	—	—
Employee retirement plan contribution	119	1	2,035	—	—
Shares issued pursuant to employee stock purchase plan	31	1	455	—	—
Restricted stock, net of shares withheld for tax	1	—	1,131	39	—
Employee stock compensation expense	—	—	792	—	—
Unrealized gain on available for sale investments	—	—	—	—	5,908
Other issuances	3	—	186	—	—

Balance at March 31, 2006	78,069	$781	$564,797	$(5,974)	$1,810

9. Research and Development Expense
Research and development expense for the three-month period ended March 31, 2006 and 2005 consists of the following:

	Three Months Ended March 31,
(in thousands)	2006	2005
License fees	$—	$—
Other research and development	22,967	10,317

Total	$22,967	$10,317

10. Comprehensive Income (Loss)
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

	Three Months Ended March 31,
(in thousands)	2006	2005
Net income (loss), as reported	$(2,807)	$11,600
Unrealized gain (loss) from securities classified as available for sale	5,908	(8,443)

Comprehensive income	$3,101	$3,157

11. Goodwill
The changes in the net carrying amount of goodwill for the three months ended March 31, 2006 are as follows:

(in thousands)
Balance at December 31, 2005	$70,203
Valuation of Baxter loss contract	(420)
Valuation of Aggrastat Injection	1,524

Balance at March 31, 2006	$71,307

12. Subsequent Events
On May 3, 2006, the U.S. Food and Drug Administration (“FDA”) approved Dacogen™ (decitabine) for Injection (“Dacogen”). Dacogen is indicated for treatment of patients with myelodysplastic syndromes (“MDS”) including previously treated and untreated, de novo, and secondary MDS of all French-American-British (“FAB”) subtypes (refractory anemia, refractory anemia with ringed sideroblasts, refractory anemia with excess blasts, refractory anemia with excess blasts in transformation, and chronic myelomonocytic leukemia), and Intermediate-1, Intermediate-2, and High-Risk International Prognostic Scoring System (“IPSS”) groups. MGI PHARMA plans to make Dacogen commercially available during the second quarter of 2006.

Item 2.
From time to time in this quarterly report we make statements that reflect our current expectations regarding our future results of operations, economic performance, and financial condition, as well as other matters that may affect our business. In general, we try to identify these forward-looking statements by using words such as “anticipate,” “believe,” “expect,” “estimate” and similar expressions.
The forward-looking statements may cover, but are not necessarily limited to, the following topics: (1) efforts to market, sell and distribute Aloxi® Injection in the United States and Canada; (2) efforts to market, sell and distribute Gliadel Wafer; (3) efforts to develop, market, sell and distribute Dacogen™ for Injection; (4) the clinical development of Saforis™ Powder for Oral Suspension, amolimogene (HPV E6 E7 plasmid) (formerly known as ZYC101a), Aloxi® Injection for PONV, Aquavan® Injection, and other clinical compounds; (5) efforts to secure adequate supply of the active pharmaceutical ingredients for clinical development and commercialization; (6) efforts to manufacture drug candidates for clinical development and eventual commercial supply; (7) strategic plans; (8) anticipated expenditures and the potential need for additional funds; and (9) specific guidance we give regarding our current expectations of our future operating results.
All of these items involve significant risks and uncertainties. These and any of the other statements we make in this quarterly report that are forward-looking are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. We caution you that our actual results may differ significantly from the results we discuss in the forward-looking statements.
We discuss some factors that could cause or contribute to such differences in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2005, that we have previously filed with the Securities and Exchange Commission. In addition, any forward-looking statements we make in this document speak only as of the date of this document, and we do not intend to update any such forward-looking statements to reflect events or circumstances that occur after that date.
We have registered “Hexalen®,” Salagen®,” “Aquavan®,” “Gliadel®,” “Aggrastat®,” “Saforis™,” “UpTec™,”as trademarks with the U.S. Patent and Trademark Office. All other trademarks used in this report are the property of their respective owners. “Aloxi®” is a registered trademark of Helsinn Healthcare SA. “Dacogen™” is a trademark of SuperGen, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
Business Overview —
MGI PHARMA, INC. (including its subsidiaries, “MGI,” “MGI PHARMA,” “we,” or the “Company”) is an oncology- and acute care- focused biopharmaceutical company that discovers, acquires, develops and commercializes proprietary pharmaceutical products that address the unmet needs of patients. It is our goal to become a leading biopharmaceutical company through application of our core competencies of product discovery, acquisition, development and commercialization, which we apply toward our portfolio of oncology and acute care products and product candidates. We acquire intellectual property or product rights from others after they have completed the basic research to discover the compounds that will become our product candidates or marketed products. This allows us to concentrate our skills on focused research, product development and commercialization. On October 3, 2005, we acquired Guilford Pharmaceuticals Inc., now known as MGI GP, Inc. (“Guilford” or “MGI GP”), located in Baltimore, Maryland. With the acquisition of Guilford, we added additional drug discovery capabilities. We now expect to be able to concentrate on our relevant markets as a fully integrated biopharmaceutical company performing focused drug discovery, product acquisition, product development and commercialization. We have facilities in Bloomington, Minnesota; Lexington, Massachusetts; and Baltimore, Maryland.
We market products directly to physician specialists and hospitals in the United States using our own sales force. Our marketable products include Aloxi (palonosetron hydrochloride) Injection (“Aloxi”), Gliadel (carmustine) Wafer (“Gliadel”), Salagen (pilocarpine hydrochloride) Tablets (“Salagen”), Hexalen (altretamine) Capsules (“Hexalen”), and Aggrastat (tirofiban hydrochloride) Injection (“Aggrastat”).
The following tables set forth summary information about our marketable products and our product candidates and research pipeline:
MARKETABLE PRODUCTS

Products	Principal Indications	Status	Commercial Rights
Aloxi Injection	CINV	Currently marketed	U.S. & Canada: MGI PHARMA

Gliadel Wafer	Malignant glioma at time of initial surgery	Currently marketed	U.S.: MGI PHARMA
Outside U.S.: Various collaborators
	GBM	Currently marketed	U.S.: MGI PHARMA
Outside U.S.: Various collaborators

Products	Principal Indications	Status	Commercial Rights
Salagen Tablets	Symptoms of radiation-induced dry mouth	Currently marketed	U.S.: MGI PHARMA
	in head and neck cancer patients		Europe: Novartis
	Dry mouth, plus dry eyes outside the U.S.,		Canada: Pfizer
	in Sjögren's syndrome patients		Rest of World: Various other
collaborators

Hexalen capsules	Ovarian Cancer	Currently marketed	U.S.: MGI PHARMA
Outside U.S.: Various collaborators

Aggrastat Injection	Acute coronary syndrome	Currently marketed	U.S.: MGI PHARMA

Dacogen for Injection	MDS	FDA approval on	U.S.: MGI PHARMA
May 3, 2006 —
Not yet marketed
We believe we have a strong portfolio of oncology and acute care related product candidates. Our current product candidates are a mixture of late stage and earlier stage opportunities. The late stage product candidates include oncology (Dacogen) and supportive care (Saforis Powder for Oral Suspension (“Saforis”)) products, as well as a biologics candidate amolimogene (HPV E6 E7 plasmid) (formerly known as ZYC101a), and two product candidates from our acute care franchise (Aloxi for PONV and Aquavan, a minimal to moderate sedative agent for patients undergoing short diagnostic or surgical procedures obtained in our acquisition of Guilford Pharmaceuticals Inc.).
PRODUCT CANDIDATES AND RESEARCH PIPELINE

Products	Principal Indications	Status	Sponsor
Dacogen for Injection	AML	Phase 2 & 3	MGI PHARMA

Saforis Powder for Oral Suspension	Oral mucositis	NDA submitted in April 2006	MGI PHARMA

amolimogene (HPV E6 E7 plasmid) (formerly known as ZYC101a)	Cervical dysplasia	Pivotal program ongoing	MGI PHARMA

Aloxi Injection	PONV	Phase 3	Helsinn Healthcare

Aquavan Injection	Minimal to moderate sedation of	Phase 3	MGI PHARMA
patients undergoing brief diagnostic
or surgical procedures

Aloxi Capsules	CINV	Phase 3	Helsinn Healthcare

irofulven	Hormone refractory prostate cancer	Phase 2	MGI PHARMA
	Liver cancer, inoperable	Phase 2	MGI PHARMA
	Combination with oxaliplatin	Phase 2	MGI PHARMA

ZYC300	Solid tumors	Phase 1/2	MGI PHARMA

GCP II Inhibitors	Chemotherapy induced neuropathy	Preclinical	MGI PHARMA

	HIV neuropathy and drug addiction	Preclinical	NIH

PARP Inhibitors	Cancer chemosensitization and	Preclinical	MGI PHARMA
radiosensitization

MG98	Renal cell cancer	Phase 2	MethylGene
Other acylfulvene analogs	Various Cancers	Preclinical	MGI PHARMA
In the third quarter of 2003, Aloxi was approved by the U.S. Food and Drug Administration (“FDA”) for the prevention of acute and delayed chemotherapy-induced nausea and vomiting (“CINV”), and we began promoting it. Given the large market in which Aloxi competes and its favorable clinical profile, sales of Aloxi substantially exceeded the first quarter 2006 sales of our other products, and the results of our operations are highly correlated to the success of this product. We obtained exclusive U.S. and Canadian license and distribution rights to Aloxi for CINV from Helsinn Healthcare SA (“Helsinn”) in April 2001. In November 2003, we and Helsinn expanded the agreement to include rights for the prevention of postoperative nausea and vomiting (“PONV”) application of Aloxi and an oral Aloxi formulation (“Aloxi Capsules”).
Gliadel is approved by the FDA for treatment of patients with newly-diagnosed high-grade malignant glioma as an adjunct to surgery and radiation. Gliadel is also indicated to treat recurrent glioblastoma multiforme (“GBM”) in addition to surgery. The approval was based on clinical trial results showing the median survival of patients with high-grade malignant gliomas increased to 13.9 months from 11.6 months, and the median survival of patients with recurrent GBM increased to 6.4 months from 4.6 months. The newly-published data in the March edition of The European Journal of Neurosurgery, Acta Neurochirurgica, reports long-term survival results from a previously published 240-patient, randomized, multi-center, placebo-controlled study. This study demonstrated that patients treated with Gliadel in combination with radiation therapy had a significant survival advantage at three years compared with placebo (9.2 percent vs. 1.7 percent). Of the 59 patients available for long-term follow-up, 11 were alive at 56 months (4.7 years). Of those 11 patients, nine had received Gliadel and two had received placebo wafers. Two of the nine remaining patients had GBM. Treatment with Gliadel in patients with high grade malignant glioma was associated with a 27 percent reduction in risk of death over the study period.
In September 2004, we obtained exclusive worldwide rights to the development, commercialization, manufacturing and distribution of Dacogen for all indications from SuperGen, Inc. Dacogen is an anti-cancer therapeutic for the treatment of patients with MDS. A New Drug Application (“NDA”) for Dacogen for the treatment of MDS was submitted for marketing approval by the FDA in the United States. A pivotal phase 3 trial and two supporting phase 2 trials for the MDS indication form the clinical basis of the NDA. On May 3, 2006, MGI received approval from the FDA for the NDA. A regulatory application before the European Medicines Agency (”EMEA”) in Europe was withdrawn in November 2005. We are working with European regulatory authorities to determine additional clinical information needed to support a resubmission of the European application. Given the broad activity of Dacogen in hematologic cancers, a pivotal program in patients with acute myeloid leukemia (“AML”) was initiated in 2005. This program includes one phase 2 trial and one phase 3 trial in elderly patients with AML.
Saforis (glutamine in UpTec) Powder for Oral Suspension (“Saforis”), an oral formulation of glutamine in a proprietary delivery system designed to increase uptake of glutamine by the oral mucosa, is an investigational drug for the prevention and treatment of oral mucositis in patients receiving mucotoxic cancer therapy. An NDA for Saforis was submitted to the FDA for review in April 2006. One pivotal phase 3 trial and several supportive studies form the foundation of the Saforis NDA. The pivotal phase 3 trial of Saforis was successfully completed in 326 patients with breast cancer who were receiving anthracycline-based chemotherapy regimens. The primary endpoint of this trial, defined as a reduction in incidence and severity of oral mucositis, was met.
In March 2006, the Aquavan (fospropofol disodium) Injection (“Aquavan”) pivotal program was initiated. This program consists of two randomized, double-blind, multicenter phase 3 trials and an open label safety study. The first phase 3 trial is planned to enroll a total of 300 patients undergoing colonoscopy. The second phase 3 study will enroll 250 patients undergoing bronchoscopy. The endpoints of both trials include sedation and treatment success, patient satisfaction, investigator satisfaction, and measures of sedation adequacy, recovery, clinical benefit, and safety. In addition to the two phase 3 trials, an open label, multi-center safety study will be conducted in 125 patients undergoing minor procedures, including arthroscopy, bunionectomy, dilation and curettage, upper endoscopy, hysteroscopy, lithotripsy, arterio-venous shunt placement, and trans-esophageal echocardiograms. The goal of this study is to assess the safety of Aquavan Injection in a variety of minor procedures.
Results of Operations
The three months ended March 31, 2006 compared to the three months ended March 31, 2005:
Revenues
Total revenues in the three months ended March 31, 2006 increased 24 percent over total revenues in the three months ended March 31, 2005.

	Three Months Ended March 31,
(in thousands)	2006	2005	Change	% Change
Product sales:
Aloxi Injection	$63,300	$57,154	$6,146	11%
Gliadel Wafer	9,664	—	9,664	—
Salagen Tablets	1,461	3,633	(2,172)	(60)
Hexalen Capsules	720	566	154	27
Aggrastat Injection	2,380	—	2,380	—
Other	—	1,032	(1,032)	—

Total product sales	77,525	62,385	15,140	24

Licensing and other	678	850	(172)	(20)

Total revenues	$78,203	$63,235	$14,968	24

Product Sales: Product sales revenue in the three months ended March 31, 2006 increased 24 percent over product sales revenue in the three months ended March 31, 2005.
•	The primary reasons for the increase in product sales revenue are the increased sales of Aloxi and the sales of Gliadel and Aggrastat, products acquired in the acquisition of Guilford. Aloxi net sales revenue was $63.3 million or 82 percent of our product sales revenue in the three months ended March 31, 2006 and $57.2 million or 92 percent of our product sales revenue in the three months ended March 31, 2005. Gliadel net sales revenue was $9.7 million or 12 percent of our product sales revenue for the three month ended March 31, 2006.

•	In the three months ended March 31, 2006 and 2005, we recognized $1.5 million of Salagen sales or 2 percent of our product sales revenue and $3.6 million of Salagen sales or 6 percent of our product sales revenue, respectively. In December 2004, the FDA approved a competitor’s Abbreviated New Drug Application (“ANDA”) for a generic 5 milligram pilocarpine hydrochloride tablet. Three additional ANDAs have been approved by the FDA, two in 2005 and one in 2006. The introduction of these competing, generic products has resulted in a significant decline of Salagen sales from 2004 to 2005. We expect this decline to continue in 2006. As a result, we suspended promotion of Salagen.

•	At March 31, 2006, we estimate there was approximately 30 days worth of sales in inventory in the wholesale distribution channel utilized by the Company. This represented an increase from an estimate of one to three weeks of inventory, varying by distributor, as of March 31, 2005, but is consistent with inventory levels at December 31, 2005. These estimates are based on inventory levels provided by our wholesalers and historical and current product sales trends.
Licensing and other: Licensing and other revenue decreased 20 percent to $0.7 million in the three months ended March 31, 2006 from $0.9 million in the three months ended March 31, 2005. Licensing revenue is a combination of deferred revenue amortization that is recognized over the term of the underlying arrangement and royalties that are recognized when the related sales occur. Future licensing revenue will fluctuate from quarter to quarter depending on the level of recurring royalty generating activities and changes in amortization of deferred revenue, including the initiation or termination of licensing arrangements.
Costs and Expenses

	Three Months Ended March 31,
	2006	2005	Change	% Change
(in thousands)
Costs and expenses:
Cost of sales	$28,342	$21,915	$6,427	29%
Selling, general and administrative	31,519	18,755	12,764	68
Research and development	22,967	10,317	12,650	123

Total	$82,828	$50,987	$31,841	62

Cost of sales: Cost of sales as a percentage of product sales was 37 percent for the three months ended March 31, 2006 compared to 35 percent for the three months ended March 31, 2005. This increase in cost of sales as a percentage of sales is a result of increased sales of Aloxi, Gliadel, and Aggrastat, which have lower gross margins than our other marketed products, in addition to a decrease in Salagen sales, which have a higher gross margin than our other marketed products. Cost of sales may vary from quarter to quarter, depending on the product mix and production costs.
Selling, general and administrative: Selling, general and administrative expenses increased 68 percent to $31.5 million in the three months ended March 31, 2006 from $18.8 million in the three months ended March 31, 2005. The increase is primarily a result of investment in Aloxi, pre-launch expenses related to Dacogen, and the expansion of the acute care sales force. The increase also reflects ongoing selling, general, and administrative activities acquired in the Guilford acquisition.
Research and development: Research and development expense increased 123 percent to $23.0 million in the three months ended March 31, 2006 from $10.3 million in the three months ended March 31, 2005. The increase primarily represents increased spending on development programs for the late-stage product candidates in our pipeline, such as Aquavan, Dacogen, amolimogene (HPV E6 E7 plasmid), and Saforis. The increase also reflects ongoing research and development activities acquired in the Guilford acquisition.
Interest Income and Expense and Other Income

	Three Months Ended March 31,
	2006	2005	Change	% Change

(in thousands)
Interest income	$1,156	$1,357	$(201)	(15)%
Interest expense	(1,997)	(1,755)	(242)	(14)
Other income	181	—	181	—

Total	$(660)	$(398)	$(262)	NM *

*	Not Meaningful

Interest Income: Interest income decreased 15 percent to $1.2 million in the three months ended March 31, 2006 from $1.4 million in the three months ended March 31, 2005. The decrease was due to a decrease in the average amount of funds available for investment, $105.7 million and $225.6 million for the first three months of 2006 and 2005, respectively, which was offset by the increase in the effective interest rates received on our cash and marketable investments, 3.79% and 2.49% for the first three months of 2006 and 2005, respectively. Interest income for 2006 will fluctuate depending on the timing of cash flows and changes in interest rates for marketable investments.
Interest Expense: Interest expense increased 14 percent to $2.0 million in the three months ended March 31, 2006 from $1.8 million in the three months ended March 31, 2005. The increase was due to the inclusion of financial obligations acquired from Guilford in the three months ended March 31, 2006.
Other income: In the acquisition of Guilford, we acquired warrants issued by Guilford to investors in Symphony Neuro Development Company (“SNDC”) and warrants that had been issued by Guilford to investors in connection with a Private Investment in Public Equity (“PIPE”). The SNDC and PIPE warrants are classified as liabilities and will be measured at fair value, with changes in fair value reported in earnings. The decrease in fair value of these warrant liabilities for the three months ended March 31, 2006 was $0.2 million.
Provision for Income Taxes
Tax benefit for the three months ended March 31, 2006 was $47,000 and represents the net of $107,000 in federal alternative minimum taxes offset by $154,000 in tax benefits realized on the sale of unused New Jersey State net operating losses and research and development credits under the state of New Jersey’s Technology Business Tax Certificate Transfer Program. We continue to maintain a valuation allowance against our deferred tax assets. If and when it is judged to be more-likely-than-not that we will be able to utilize some or all of our deferred tax assets, the related valuation allowance will be reduced and a tax benefit will be recorded, and the portion of the allowance pertaining to the exercise of stock options will increase additional paid-in capital. The benefits realized from the use of acquired net operating losses and credits will first reduce to zero the intangible assets related to the acquisitions and then reduce tax expense. Then, for subsequent tax periods, our tax provision would likely reflect normal statutory tax rates, and utilization of our deferred tax attributes would reduce our deferred tax asset balance. The timing of this valuation allowance adjustment is primarily dependent upon the demonstration of consecutive quarters of profitability.
Net (Loss) Income
We reported net (loss) income of $(2.8) million and $11.6 million for the three months ended March 31, 2006 and 2005, respectively. The primary reasons for the decrease in net income were the increased research and development cost of $12.7 million primarily related to our pivotal programs such as Aquavan, Dacogen, amolimogene (HPV E6 E7 plasmid), and Saforis and ongoing research and development activities acquired in the Guilford acquisition. There was also an increase in our selling, general and administrative costs of $12.8 million primarily related to the acute care sales force, pre-launch expenses related to Dacogen, and ongoing selling, general and administrative activities acquired in the Guilford acquisition.
Liquidity and Capital Resources
At March 31, 2006, we had cash, cash equivalents and unrestricted marketable debt investments of $109 million and working capital of $214 million, compared with $104 million and $209 million, respectively, at December 31, 2005.
Historically, we have primarily funded our operations through the issuance of equity securities, senior subordinated convertible notes, revenues from the sales of Aloxi, Salagen, and other products, and since October 2005, revenues from the sales of Gliadel and Aggrastat. We have also funded operations through collaborative and partnering agreements and through proceeds from loans or other borrowings. Any, or all, of these financing vehicles or others may be utilized to fund our future capital requirements.
Net Cash Used in Operating Activities
Net cash used in operations was $1.6 million and $31.8 million for the three months ended March 31, 2006 and 2005, respectively. The decrease in cash used for the first three months of 2006 from the first three months of 2005 was primarily due to a decrease in accounts receivable, and a decrease in inventories offset by a decrease in net income. The larger inventories in 2005 reflect inventory build to support Aloxi injection sales. The decrease in accounts receivable is a result of shorter payment terms being offered on sales of Aloxi.
Net Cash Provided by (Used in) Investing Activities
Net cash used in investing was $21.9 million for the three months ended March 31, 2006, and net cash provided by investing was $40.2 million for the three months ended March 31, 2005. The increase in cash usage from the first three months of 2005 to the first three months of 2006 was primarily due to the net purchases of $19.3 million of investments in 2006 compared to the net maturities of $40.8 million of investments in 2005. Cash provided by or used in investing activities will fluctuate due to investments in acquisitions, in-licensing and the timing of purchases and maturities of investments.

Net Cash Provided by Financing Activities
Net cash provided by financing was $5.3 million and $6.1 million for the three months ended March 31, 2006 and 2005, respectively. The 2006 cash provided by financing activities was the result of the $2.9 million from the maturing of restricted investments and $2.7 million from the issuance of shares under stock plans. The 2005 cash provided by investing activities was due to net proceeds of $3.2 million from issuance of shares under stock award plans and $2.9 million from maturing of restricted investments.
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

Payment Obligations
The following table summarizes our future, non-cancelable, contractual obligations at March 31, 2006 and the effect these obligations are expected to have on our liquidity and cash flow in future periods:

	Remainder of
((in thousand)	2006	2007	2008	2009	2010	Thereafter	Total
Operating lease payments	$4,120	$5,606	$4,810	$4,307	$3,832	$29,661	$52,336
Capital lease payments	404	115	43	—	—	—	562
Baxter loss contract (a)	1,459	1,459	1,459	1,459	—	—	5,836
Other long term debt	812	63	64	51	—	—	990
Convertible debt	—	—	1,500	—	—	348,000	349,500
Helsinn minimum sales obligation (b)	5,170	6,123	5,559	4,801	4,052	6,241	31,946

Total	$11,965	$13,366	$13,435	$10,618	$7,884	$383,902	$441,170

(a)	In the acquisition of Guilford, MGI assumed obligations under a supply agreement with Baxter Healthcare Corporation for Aggrastat 250 ml and 100 ml bags through July 2009. As of March 31, 2006, the Company has committed to purchasing approximately $5.8 million, of which approximately $1.5 million will be incurred during the remainder of 2006.

(b)	In connection with the April 2001 in-licensing agreement with Helsinn Healthcare SA where we obtained the exclusive U.S. and Canadian oncology license and distribution rights for Aloxi, we agreed to pay minimum payments over the first ten years following commercialization. The minimum is only payable to the extent that it exceeds the actual payments that would otherwise be payable under the agreement. Minimum sales targets of Aloxi for prevention of CINV peak at approximately $90 million in the fourth year of commercialization.
We expect to make additional payments to Helsinn related to Aloxi product candidates totaling $22.5 million, to SuperGen related to Dacogen totaling $32.5 million and to Aesgen former security holders related to Saforis totaling $33 million over the course of the next several years upon achievement of certain development milestones.
Off Balance Sheet Arrangements
We do not have any “off-balance sheet arrangements” (as such term is defined in Item 303 of Regulation S-K) that are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.
Impact of Recently Issued Accounting Standards
In December 2004, the FASB issued SFAS No. 123 (Revised 2004), “Share-Based Payment.” SFAS No. 123R is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees” and its related implementation guidance. SFAS No. 123R focuses primarily on accounting for transactions in which an entity obtains employee services through share-based payment transactions. SFAS No. 123R requires a public entity to measure the cost of employee services received in exchange for the award of equity instruments based on the fair value of the award at the date of grant. The cost will be recognized over the period during which an employee is required to provide services in exchange for the award. SFAS No. 123R is effective as of the beginning of the first annual reporting period that begins after June 15, 2005. The impact of implementing SFAS No. 123R to our consolidated results of operations is expected to be in the range of $8 to $10 million for 2006. As of March 31, 2006, there was $8.8 million of total unrecognized compensation expense. That cost is expected to be recognized over a weighted-average period of 1.4 years. Our disclosure of compensation expense related to prior periods under SFAS No. 123 can be found under Note 2 of our Condensed Consolidated Financial Statements set forth in Part I, Item 1 of this quarterly report. Our expected 2006 impact from the implementation of SFAS No. 123R differs from our disclosure of compensation expense related to prior periods under SFAS No. 123 due to the acceleration of a large number of outstanding options in the third and fourth quarters of 2005. On January 1, 2006, we adopted the fair value recognition provisions of SFAS No. 123R using the modified prospective method. Options are priced based on the closing price of a share of our common stock at the date of grant. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. To determine the inputs for the Black-Scholes option pricing model we use the implied volatility inherent in the value of exchange traded options on the Company’s stock to estimate expected volatility, the period of time that option grants are expected to be outstanding, as well as employee termination behavior. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for the estimated life of the option. For a complete discussion of the effect of the adoption of this accounting standard see Note 2 of the Condensed Consolidated Financial Statements set forth in Part I, Item 1 of this quarterly report.

Application of Critical Accounting Policies and Estimates
MGI adopted SFAS No. 123R in the first quarter of 2006 using the modified prospective method. SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements as compensation cost based on the fair value on the date of grant. The Company determines fair value of such awards using the Black-Scholes option pricing model. See our discussion of the application of the SFAS No. 123R under the heading “Recent Accounting Pronouncements” in Footnote 1 to the Condensed Consolidated Financial Statements, which are contained in Item 1 of Part I of this quarterly report on Form 10-Q.
See our most recent Annual Report filed on Form 10-K for the year ended December 31, 2005 for a discussion of our critical accounting policies.

Item 3.
Quantitative and Qualitative Disclosure About Market Risk
Our operations are not subject to risks of material foreign currency fluctuations, nor do we use derivative financial instruments in our treasury practices. We place our marketable investments in instruments that meet high credit quality standards, as specified in our investment policy guidelines. We do not expect material losses with respect to our investment portfolio or exposure to market risks associated with interest rates. The favorable impact on our net income as a result of a 25, 50 or 100 basis point (where 100 basis points equals 1%) increase in short-term interest rates would be approximately $0.3 million, $0.5 million or $1.1 million annually based on our cash, cash equivalents and marketable investment balances at March 31, 2006.
Equity Price Risk
We invest in equity securities that are subject to fluctuations in market value. Our equity securities are classified as available for sale. Any changes in the fair value in these securities would be reflected in our accumulated other comprehensive income (loss) as a component of stockholders’ equity. The table below summarizes our equity price risk and shows the effect of a hypothetical increase or decrease in market prices as of March 31, 2006 on the estimated fair value of our consolidated equity portfolio. The selected hypothetical changes do not indicate what could be the potential best or worst case scenarios (dollars in thousands):

				Hypothetical Percentage
	Estimated Fair Value at	Hypothetical Price	Estimated Fair Value after	Increase(Decrease) in
	March 31, 2006	Change	Hypothetical Price Change	Stockholders’ Equity
Equity Securities	$29,860	10%	$32,846	2.5%
		(10)%	26,874	(2.5)%
		20%	35,832	5.0%
		(20)%	23,888	(5.0)%
		30%	38,818	7.5%
		(30)%	20,902	(7.5)%
Item 4.
Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our President and Chief Executive Officer, Leon O. Moulder, Jr., and our Senior Vice President and Chief Financial Officer, William F. Spengler, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective.
(b) Changes in Internal Controls Over Financial Reporting
During the most recent fiscal quarter covered by this report, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonable likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 6. Exhibits

Exhibit
No.	Description
31.1	Certification of Leon O. Moulder, Jr. Pursuant to Rule 13a-14(a) (Section 302 of the Sarbanes-Oxley Act of 2002).

31.2	Certification of William F. Spengler Pursuant to Rule 13a-14(a) (Section 302 of the Sarbanes-Oxley Act of 2002).

32.1	Certification of Leon O. Moulder, Jr. Pursuant to 18 U.S.C. (S) 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of William F. Spengler Pursuant to 18 U.S.C. (S) 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MGI PHARMA, INC.

Date: May 9, 2006	By:	/s/ William F. Spengler

William F. Spengler
Senior Vice President and Chief Financial Officer
(principal financial officer, and duly authorized officer)