Form 10-Q
period 2006-06-30
MGI PHARMA INC
filed 2006-08-07
CIK 702131

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number: 0-10736
MGI PHARMA, INC.
(Exact name of registrant as specified in its charter)

Minnesota (State or other jurisdiction of incorporation or organization)	41-1364647 (I.R.S. employer identification number)

5775 West Old Shakopee Road Suite 100 Bloomington, Minnesota 55437 (Address of principal executive offices and zip code)	(952) 346-4700 (Registrant’s telephone number, including area code)
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $.01 par value (Class)	78,517,717 shares (Outstanding at July 31, 2006)

MGI PHARMA, INC.
FORM 10-Q INDEX

Page
Number
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Condensed Consolidated Balance Sheets — June 30, 2006 and December 31, 2005	3

Condensed Consolidated Statements of Operations — Three and Six Months Ended June 30, 2006 and 2005	4

Condensed Consolidated Statements of Cash Flows — Six Months Ended June 30, 2006 and 2005	5

Notes to Condensed Consolidated Financial Statements	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	16

Item 3. Quantitative and Qualitative Disclosures About Market Risk	25

Item 4. Controls and Procedures	25

PART II. OTHER INFORMATION

Item 1A: Risk Factors	26

Item 4. Submissions of Matter to a Vote of Security Holders	28

Item 6. Exhibits	28

SIGNATURES	29

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
MGI PHARMA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	June 30,	December 31,
	2006	2005 (*)
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$17,352	$51,136
Short-term marketable investments	73,751	53,067
Restricted cash, current	121	750
Restricted marketable investments, current	5,816	5,822
Investments held by SNDC	—	18,580
Receivables, less contractual allowances and allowance for bad debts of $48,148 and $37,118, respectively	109,312	105,959
Inventories	39,413	49,392
Other current assets	1,046	1,558

Total current assets	246,811	286,264

Restricted cash, less current portion	1,604	1,101
Long-term marketable investments	20,330	23,952
Restricted marketable investments, less current portion	—	2,859
Equipment, furniture and leasehold improvements, at cost less accumulated depreciation of $5,793 and $4,810, respectively	8,721	5,647
Debt issuance costs, less accumulated amortization of $2,712 and $2,131, respectively	5,424	6,005
Intangible assets, at cost less accumulated amortization of $13,169 and $8,779, respectively	90,675	73,505
Goodwill	66,183	70,203
Other assets	1,374	2,049

Total assets	$441,122	$471,585

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$12,007	$19,463
Accrued expenses	51,370	54,050
Current portion of long-term debt	376	1,563
Deferred revenue, current	2,242	318
Other current liabilities	1,022	1,430

Total current liabilities	67,017	76,824

Noncurrent liabilities:
Senior subordinated convertible notes, face value of $349,500 net of unamortized discount of $87,828	261,672	261,672
Other long-term debt, net of current portion	242	359
Deferred revenue, net of current portion	2,004	2,540
Other noncurrent liabilities	5,416	6,367

Total noncurrent liabilities	269,334	270,938

Total liabilities	336,351	347,762

Commitments and contingent liabilities	—	—

Minority interest	—	14,798

Stockholders’ equity:
Preferred stock, 10,000,000 authorized and unissued shares	—	—
Common stock, $.01 par value, 140,000,000 authorized shares, 78,413,865 and 77,583,796 issued and outstanding shares, respectively	784	776
Additional paid-in capital	567,802	557,841
Unearned compensation	(4,255)	(6,013)
Accumulated other comprehensive income (loss)	2,164	(4,098)
Accumulated deficit	(461,724)	(439,481)

Total stockholders’ equity	104,771	109,025

Total liabilities and stockholders’ equity	$441,122	$471,585

(*)	The Balance Sheet at December 31, 2005 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements.
See accompanying Notes to Condensed Consolidated Financial Statements.

MGI PHARMA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Revenues:
Product sales	$86,190	$65,318	$163,715	$127,703
Licensing and other	963	1,844	1,641	2,694

	87,153	67,162	165,356	130,397

Costs and expenses:
Cost of sales	33,813	22,920	62,155	44,836
Selling, general and administrative	35,463	16,974	66,985	35,591
Research and development	28,192	14,248	51,157	24,701

	97,468	54,142	180,297	105,128

Income (loss) from operations	(10,315)	13,020	(14,941)	25,269

Interest income	1,361	1,747	2,517	3,104
Interest expense	(1,925)	(1,754)	(3,922)	(3,510)
Other-than-temporary impairment of investment	(9,880)	—	(9,880)	—
Other income (expense)	(126)	—	55	—

Income (loss) before minority interest and income taxes	(20,885)	13,013	(26,171)	24,863
Minority interest	1,450	—	3,881	—

Income (loss) before income taxes	(19,435)	13,013	(22,290)	24,863
Provision (benefit) for income taxes	—	305	(47)	555

Net income (loss)	$(19,435)	$12,708	$(22,243)	$24,308

Net income (loss) per common share:
Basic	$(0.25)	$0.18	$(0.29)	$0.34
Diluted	$(0.25)	$0.17	$(0.29)	$0.32

Weighted average number of common shares outstanding:
Basic	78,210	71,768	78,000	71,558
Diluted	78,210	75,703	78,000	75,691
See accompanying Notes to Condensed Consolidated Financial Statements.

MGI PHARMA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(in thousands)

	Six Months Ended June 30,
	2006	2005
OPERATING ACTIVITIES:
Net income (loss)	$(22,243)	$24,308
Adjustments for non-cash items:
Depreciation and intangible amortization	5,385	1,670
Benefit plan contribution	915	226
Employee stock compensation expense	3,993	1,804
Excess tax benefits from stock-based compensation	(107)	—
Stock option term modification	—	326
Other-than-temporary impairment of investment	9,880	—
Amortization of non-cash financing charges	581	581
Other	259	—
Change in assets and liabilities (net of acquisitions):
Receivables	(2,943)	(8,345)
Inventories	10,971	(27,904)
Other assets	430	(149)
Accounts payable and accrued expenses	(4,242)	(18,773)
Deferred revenue	1,388	(7)
Other liabilities	(636)	(45)

Net cash provided by (used in) operating activities	3,631	(26,308)

INVESTING ACTIVITIES:
Purchase of available for sale investments	(481,835)	(1,025,484)
Maturity of available for sale investments	424,151	1,023,685
Purchase of held-to-maturity investments	—	(38,053)
Maturity of held-to-maturity investments	37,000	67,150
Purchase of equipment, furniture and leasehold improvements	(4,083)	(1,139)
Dacogen license agreement milestone payment	(20,000)	—
Other	727	—

Net cash provided by (used in) investing activities	(44,040)	26,159

FINANCING ACTIVITIES:
Maturity of restricted marketable securities held by trustee for debt service	2,865	2,827
Cash consideration from issuance of shares under stock plans	4,953	4,609
Excess tax benefits from stock-based compensation	107	—
Payments on long-term debt	(1,300)	—

Net cash provided by financing activities	6,625	7,436

Increase (decrease) in cash and cash equivalents	(33,784)	7,287

Cash and cash equivalents at beginning of period	51,136	10,098

Cash and cash equivalents at end of period	$17,352	$17,385

Supplemental disclosure of cash and non-cash information:
Cash paid for interest	$3,072	$2,927
Cash paid for taxes	$—	$214
Activities of SNDC are non-cash activities (See Note 1 in the Notes to Condensed Consolidated Financial Statements for additional information on SNDC)
See accompanying Notes to Condensed Consolidated Financial Statements.

MGI PHARMA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
1. Basis of Presentation
In the opinion of management, the accompanying unaudited Condensed Consolidated Financial Statements (“consolidated financial statements”) of MGI PHARMA, INC. and its wholly owned subsidiaries (collectively, “we,” “MGI,” “MGI PHARMA,” or “Company”) have been prepared on a consistent basis with the December 31, 2005 audited consolidated financial statements and include all adjustments, consisting of only normal recurring adjustments, necessary to fairly present the information set forth therein. The consolidated financial statements have been prepared in accordance with the regulations of the Securities and Exchange Commission (“SEC”), and, therefore, omit certain information and footnote disclosure necessary to present the statements in accordance with U.S. generally accepted accounting principles. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, which was filed with the SEC on March 16, 2006. Certain amounts reported in previous periods have been reclassified to conform to the current period presentation. The results of operations for the first six months of 2006 are not necessarily indicative of the results to be expected for the entire fiscal year or any future period.
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
Consolidation of Entities: In accordance with FIN 46R, which addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights, and accordingly should consolidate the entity, SNDC Holdings LLC, the parent of Symphony Neuro Development Company (“SNDC”), is considered a variable interest entity. Prior to June 30, 2006, we were deemed to be the primary beneficiary of SNDC Holdings LLC, under FIN 46R; and therefore, we consolidated the financial results of SNDC Holdings LLC with ours on our financial statements. On June 30, 2006, we amended our agreements with SNDC and ceased to be deemed the primary beneficiaries of SNDC Holdings LLC. Effective June 30, 2006, we no longer consolidate SNDC’s balance sheet with ours and in future periods will not consolidate its financial results with ours. However, the three and six months ended June 30, 2006 reflects the financial results of SNDC Holdings LLC.
Concentration of Supply Risk: We depend on a single supplier to provide Aloxi injection (“Aloxi”), which accounted for 80 percent of our sales revenue for the six months ended June 30, 2006. If this supplier is unable to meet our demand we may be unable to provide Aloxi for commercial sale.
We depend on a single supplier to provide the active ingredient for Dacogen (decitabine) for Injection (“Dacogen”) and Salagen (pilocarpine hydrochloride) Tablets (“Salagen”), which accounted for 3 percent and 2 percent of our sales for the six months ended June 30, 2006, respectively. If these suppliers end their relationship with us, or are unable to meet our demand for the ingredient, we may be unable to provide Dacogen and Salagen for commercial sale.
Recent Accounting Pronouncements:
In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109.” This interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. It also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. This Interpretation is effective for the Company beginning in fiscal year 2007. The Company does not expect the adoption of this pronouncement to have a significant impact on its consolidated financial statements.
In November 2005, the FASB issued FASB Staff Position (“FSP”) Nos. FAS 115-1 and FAS 124-1, “The Meaning of Other-Than- Temporary Impairment and Its Application to Certain Investments,” (FSP 115-1 and 124-1), which address the determination as to when an investment is considered impaired, whether that impairment is other than temporary and the measurement of an impairment loss. FSP 115-1 and 124-1 also include accounting considerations subsequent to the recognition of an other-than-temporary impairment and require certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. These FSPs were effective for us beginning January 1, 2006. We have evaluated the impact this standard has on our evaluation of our long-term available for sale marketable securities and have determined that the application of this standard does not materially change our recognition and disclosures.

In May 2005, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 154, “Accounting Changes and Error Corrections,” which replaces Accounting Principles Board (“APB”) Opinion No. 20, “Accounting Changes,” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements.” This Statement changes the requirements for the accounting for and reporting of a change in accounting principle, and applies to all voluntary changes in accounting principles, as well as changes required by an accounting pronouncement in the unusual instance it does not include specific transition provisions. Specifically, this Statement requires retrospective application to prior periods’ financial statements, unless it is impracticable to determine the period-specific effects or the cumulative effect of the change. When it is impracticable to determine the effects of the change, the new accounting principle must be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable and a corresponding adjustment must be made to the opening balance of retained earnings for that period rather than being reported in an income statement. When it is impracticable to determine the cumulative effect of the change, the new principle must be applied as if it were adopted prospectively from the earliest date practicable. This Statement is effective for the Company for all accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. This Statement does not change the transition provisions of any existing pronouncements. The Company does not expect the adoption of this pronouncement to have a significant impact on its consolidated financial statements.
In December 2004, the FASB issued SFAS No. 123 (Revised 2004), “Share-Based Payment.” SFAS No. 123R is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees” and its related implementation guidance. SFAS No. 123R focuses primarily on accounting for transactions in which an entity obtains employee services through share-based payment transactions. SFAS No. 123R requires a public entity to measure the cost of employee services received in exchange for the award of equity instruments based on the fair value of the award at the date of grant. The cost will be recognized over the period during which an employee is required to provide services in exchange for the award. SFAS No. 123R is effective as of the beginning of the first annual reporting period that begins after June 15, 2005. The impact of implementing SFAS No. 123R to our consolidated results of operations is expected to be in the range of $8 to $10 million for 2006. Our disclosure of compensation expense related to prior periods under SFAS No. 123 can be found under Note 2. Our expected 2006 impact from the implementation of SFAS No. 123R differs from our disclosure of compensation expense related to prior periods under SFAS No. 123 due to the acceleration of a large number of outstanding options in the third and fourth quarters of 2005. On January 1, 2006, we adopted the fair value recognition provisions of SFAS No. 123R using the modified prospective method. Options are priced based on the closing price of a share of our common stock at the date of grant. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. To determine the inputs for the Black-Scholes option pricing model, we use the implied volatility inherent in the value of exchange traded options on the Company’s stock to estimate expected volatility and the period of time that option grants are expected to be outstanding. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for the estimated life of the option.
2. Stock Incentive Plans
Under the Company’s stock incentive plans, designated persons (including officers, directors, employees, licensors and consultants) have been or may be granted rights to acquire our common stock. These rights include stock options, restricted stock units and other equity rights. Stock options become exercisable over varying periods, generally four years, and expire up to seven years from the date of grant. Options may be granted in the form of incentive stock options or nonqualified stock options. At the May 9, 2006 Annual Meeting of Shareholders, the shareholders approved the addition of 7.4 million shares to the Amended and Restated 1997 Stock Incentive Plan. At June 30, 2006, shares issued and shares available under stock incentive plans are as follows:

	Shareholder		Total
	Approved	Other	For All
(in thousands, except exercise price)	Plans	Plans	Plans
Shares issuable under outstanding awards	10,092	41	10,133
Shares available for future issuance	8,328	—	8,328

Total	18,420	41	18,461

Average exercise price for outstanding options	$16.92	$5.24	$16.87

Activity under the Company’s stock incentive plans in the six months ended June 30, 2006 is summarized as follows:

	Stock Options
		Weighted	Weighted	Aggregate Intrinsic
	Number of	Average Exercise	Average Remaining	Value as of June 30,
(in thousands, except share price)	Shares	Price	Contractual Term	2006
Outstanding at December 31, 2005	10,350	$16.38
Granted	337	18.04
Exercised	(613)	6.55
Expired	(218)	26.25
Forfeited	(94)	11.79

Outstanding at June 30, 2006	9,762	16.87	5.69	$66,657
Ending vested and expected to vest	9,695	16.88	5.69	66,263
Ending exercisable	8,261	$17.45	5.49	$54,779

	Restricted Stock Units
			Weighted	Aggregate Intrinsic
	Number of	Weighted Average Grant	Average Remaining	Value as of June 30,
(in thousands, except share price)	Shares	Date Fair Value	Contractual Term	2006
Outstanding at December 31, 2005	264	$24.83
Granted	119	17.32
Exercised	—	—
Forfeited	(12)	24.59

Outstanding at June 30 2006	371	22.43	1.48	$7,109
Ending vested and expected to vest	348	$22.43	1.43	$6,668
The weighted average estimated fair values of stock options granted during the six months ended June 30, 2006 and 2005 were $8.56 and $17.06, respectively. The total intrinsic values of options exercised during the six months ended June 30, 2006 and 2005 were $7.3 million and $13.1 million, respectively.
As of June 30, 2006, there was $8.1 million of total unrecognized compensation expense. That cost is expected to be recognized over a weighted-average period of 1.5 years.
The following table summarizes information concerning options outstanding and exercisable at June 30, 2006:

	Options			Options
	Outstanding			Exercisable
		Weighted	Weighted		Weighted
	Number	Average	Average	Number	Average
	Outstanding	Remaining	Exercise	Exercisable	Exercise
Range of Exercise Price	(in thousands)	Life	Price	(in thousands)	Price
$1.81—$3.71	1,119	5.59	$3.49	980	$3.49
$3.80—$8.08	1,199	5.07	6.13	1,101	6.03
$8.15—$8.59	987	4.46	8.37	949	8.36
$8.88—$12.75	130	5.47	11.03	112	11.14
$12.79—$13.31	1,225	7.01	13.30	560	13.30
$13.45—$21.72	981	5.69	17.73	524	17.96
$21.77—$24.11	976	6.06	23.14	890	23.10
$24.18—$26.91	1,142	5.94	26.49	1,142	26.49
$26.99—$27.43	213	5.44	27.27	213	27.27
$27.86—$33.22	1,790	5.64	28.73	1,790	28.73

Total	9,762	5.69	$16.87	8,261	$17.45

On January 1, 2006, we adopted the fair value recognition provisions of SFAS No. 123R using the modified prospective method. As a result, for the three and six months ended June 30, 2006, our results of operations reflect compensation expense for new stock options and awards granted and vested under our stock incentive plans, and the unvested portion of previous stock option and award grants which vested during the quarter. Amounts recognized in the financial statements related to stock-based compensation were as follows:

	For the three months ended
	June 30,
(in thousands, except per share data)	2006	2005
Amounts charged against earnings (loss), before income tax benefits	$1,935	$837
Amount of income tax expense recognized in earnings (loss)	—	60

Amount charged against net earnings (loss)	$1,935	$897

Impact on net earnings (loss) per common share:
Basic	$0.02	$0.01
Diluted	$0.02	$0.01

	For the six months ended
	June 30,
(in thousands, except per share data)	2006	2005
Amounts charged against earnings (loss), before income tax benefits	$3,886	$1,940
Amount of income tax expense recognized in earnings (loss)	107	190

Amount charged against net earnings (loss)	$3,993	$2,130

Impact on net earnings (loss) per common share:
Basic	$0.05	$0.03
Diluted	$0.05	$0.03
Stock-based compensation expense was reflected in the statement of operations for the three and six months ended June 30, 2006 as follows (in thousands):

Three months ended
June 30, 2006
Selling, general, and administrative	$1,341
Research and development	594

Total	$1,935

Six months ended
June 30, 2006
Selling, general, and administrative	$2,823
Research and development	1,063

Total	$3,886

Options are priced based on the closing price of a share of our common stock at the date of grant. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. To determine the inputs for the Black-Scholes option pricing model we use the implied volatility inherent in the value of exchange traded options on the Company’s stock to estimate expected volatility and the period of time that option grants are expected to be outstanding. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for the estimated life of the option. The following assumptions were used to estimate the fair value of options granted during the six month period ended June 30, 2006 using the Black-Scholes option-pricing model:

Expected dividend yield	0%
Risk-free interest rate	4.92%
Expected volatility	0.42
Expected life, in years	5.89
Prior to January 1, 2006, we accounted for stock-based employee compensation arrangements in accordance with the provisions and related interpretations of Accounting Principles Board Opinion 25, “Accounting for Stock Issued to Employees.” Had compensation cost for stock-based compensation been determined consistent with SFAS 123, the net earnings and net earnings per share for the three and six months ended June 30, 2005 would have been adjusted to the following pro forma amounts:

	Three months ended	Six months ended
(in thousands, except per share data)	June 30, 2005	June 30, 2005
Net income, as reported	$12,708	$24,308
Add: Total stock-based employee compensation expense included in reported net income	897	2,130
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(8,411)	(17,832)

Pro forma net income	$5,194	$8,606

Net income per common share:
As reported basic	$0.18	$0.34
Pro forma basic	$0.07	$0.12

As reported diluted	$0.17	$0.32
Pro forma diluted	$0.07	$0.11

Expected dividend yield	0%	0%
Risk-free interest rate	3.87%	3.87%
Annualized volatility	0.67	0.72
Expected life, in years	4.8	5.1
Prior to January 1, 2006, the following methods and assumptions were used to determine the fair value of options granted. Options were priced based on the closing price of a share of our common stock at the date of grant. The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model. To determine the inputs for the Black-Scholes option pricing model we used the historical volatility of the Company’s stock to estimate expected volatility and the period of time that option grants were expected to be outstanding. The risk-free rate was based on the U.S. Treasury yield curve in effect at the time of grant for the estimated life of the option.
3. Net Income (Loss) Per Common Share
Net income (loss) per common share for the three and six month periods ended June 30, 2006 and 2005 is based on weighted average shares outstanding as summarized in the following table:

	Three Months
	Ended June 30,
(in thousands)	2006	2005
Weighted-average shares — basic	78,210	71,768
Effect of dilutive stock options	—	3,935
Effect of convertible debt	—	—

Weighted-average shares — assuming dilution	78,210	75,703

	Six Months
	Ended June 30,
(in thousands)	2006	2005
Weighted-average shares — basic	78,000	71,558
Effect of dilutive stock options	—	4,133
Effect of convertible debt	—	—

Weighted-average shares — assuming dilution	78,000	75,691

Weighted-average shares issuable upon the exercise of stock options, which were not included in the diluted earnings per share calculation because they were not dilutive, were 9.8 million and 5.1 million for the three month periods ended June 30, 2006 and 2005, respectively and were 9.8 million and 4.9 million for the six month periods ended June 30, 2006 and 2005, respectively. The potential dilutive shares related to our senior subordinated convertible notes issued in March 2004 are excluded from our diluted net income (loss) per share for the three and six months ended June 30, 2006 and 2005 because their inclusion in a calculation of net income (loss) per share would be antidilutive. When dilutive, our diluted shares outstanding will be increased by up to 8.3 million shares and the net earnings (loss) used for earnings per share calculations would be adjusted, using the if-converted method. The Company estimates it would need to record annual net income of approximately $69 million, or quarterly net income of approximately $17 million, in order for the inclusion of the convertible debt to be dilutive to earnings per share.
4. Marketable Investments
Marketable investments consisted of held-to-maturity and available-for-sale debt investments (reported at amortized cost, which approximates fair value) and available-for-sale, publicly traded, equity securities (reported at fair value). Unrealized gains or losses from the available-for-sale, marketable securities have been reported as a separate component of Stockholders’ equity (“Accumulated Other Comprehensive Income (Loss)”).
Short-term marketable investments as of June 30, 2006 and December 31, 2005 are summarized in the following table:

	June 30,	December 31,
(in thousands)	2006	2005
Corporate notes (classified as held-to-maturity)	$—	$4,000
Government agencies (classified as held-to-maturity)	—	33,347
Auction rate securities (classified as available-for-sale)	73,751	15,720

Total	$73,751	$53,067

Long-term marketable securities as of June 30, 2006 and December 31, 2005 are summarized in the following table:

	June 30,	December 31,
(in thousands)	2006	2005
Equity securities (classified as available-for-sale)	$20,330	$23,952

Total	$20,330	$23,952

Restricted marketable investments of $5.8 million and $8.7 million at June 30, 2006 and December 31, 2005, respectively, consist of United States government investments and certificates of deposit, and relate to the issuance of convertible debt in March 2004.
In September 2004, we acquired four million shares of SuperGen, Inc. (“SuperGen”) as part of a transaction that included obtaining the worldwide licensing rights for decitabine (“Dacogen”). The investment is accounted for as long-term available for sale marketable securities. As such, unrealized gains and losses have been reported as accumulated other comprehensive income (loss). At the time of purchase, the fair value of the SuperGen securities was $24.4 million. As of June 30, 2006, the fair value of MGI PHARMA’s investment in SuperGen was $14.5 million. As the fair value of SuperGen common stock has been below our cost basis for over six months, we determined that an other-than-temporary impairment has occurred. In accordance with SFAS 115 “Accounting for Certain Investment in Debt and Equity Securities”, the Company recorded an other-than-temporary impairment charge of $9.9 million in the three months ended June 30, 2006. The amount of the charge was based on the difference between the fair value based on the June 30, 2006 closing market price and our original cost basis.
In addition to our investment in SuperGen, we also own an approximate 10 percent investment in MethylGene Inc. (“MethylGene”), a Canada-based biopharmaceutical company. MethylGene completed its initial public offering and began trading publicly on the Toronto Stock Exchange on June 29, 2004. MGI’s carrying value of the MethylGene investment prior to MethylGene’s initial public offering was $3.6 million. As of June 30, 2006, the fair value of our MethylGene investment was $5.8 million.
The unrealized gains (losses) for available for sale equity securities reported in accumulated other comprehensive income (loss) as of June 30, 2006 and December 31, 2005 are summarized as follows:

June 30, 2006
		Gross	Gross
		Unrealized	Unrealized	Fair
(in thousands)	Cost	Gains	Losses	Value
Equity Securities (classified as available for sale)	$18,166	$2,164	$—	$20,330

December 31, 2005
		Gross	Gross
		Unrealized	Unrealized	Fair
(in thousands)	Cost	Gains	Losses	Value
Equity Securities (classified as available for sale)	$28,046	$106	$(4,200)	$23,952
5. Inventories
Inventories at June 30, 2006 and December 31, 2005 are summarized as follows:

	June 30,	December 31,
(in thousands)	2006	2005
Raw materials and supplies	$680	$472
Work in process	706	1,274
Finished products	37,832	47,450
Inventory on consignment	195	196

Total	$39,413	$49,392

Inventories are stated at the lower of cost or market. Cost is determined on a first-in, first-out basis.

6. Accrued Expenses
Accrued expenses at June 30, 2006 and December 31, 2005 are summarized as follows:

	June 30,	December 31,
(in thousands)	2006	2005
Product rebate, administrative, and other fees	$13,784	$11,886
Product development	9,039	9,152
License fees	6,864	5,847
Vacation	3,272	2,295
Other bonuses	3,053	6,007
Interest	2,452	2,189
Field sales bonuses	2,180	1,306
Marketing	1,701	648
Payroll benefits	1,555	1,497
Product return	1,470	1,684
Retirement plan	869	3,088
Other	5,131	8,451

Total	$51,370	$54,050

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
Subsequent to the preliminary allocation of the purchase price, information became available that has assisted us in determining the fair value of the liability assumed under a non-cancelable Manufacturing and Supply Agreement with Baxter Healthcare Corporation, other miscellaneous liabilities and receivables, inventory, and the acquired identifiable intangible asset for Aggrastat® injection. To the extent that our estimates used in the purchase accounting need to be refined, we will do so upon making that determination but not later than one year from the date of acquisition. The following table summarizes the adjusted preliminary purchase price allocation to estimated fair values of the assets acquired and liabilities assumed as of the acquisition date:

(In thousands)
Cash and cash equivalents	$19,500
Short-term marketable investments	2,978
Restricted marketable investments	15,930
Investments held by SNDC	21,262
Receivables, net	4,328
Inventories	7,957
Other current assets	1,394
Goodwill	66,183
In-process research and development	156,900
Acquired identifiable intangible assets	70,610
Equipment, furniture, and leasehold improvements, net	1,768
Other assets	2,810
Accounts payable	(7,072)
Accrued expenses	(15,548)
Long-term debt	(3,757)
Other liabilities	(6,366)
Minority interest	(18,034)

Total purchase price	$320,843

The amount preliminarily allocated to acquired identifiable intangible assets has been attributed to the following identifiable assets:

(in thousands)
Gliadel Wafer	$62,300
Aggrastat Injection	8,310

Total acquired identifiable intangible assets	$70,610

Acquired identifiable intangible assets relate to product rights for Gliadel and Aggrastat. The estimated fair value of both assets was derived using the income method. The estimated fair value attributed to Gliadel will be amortized on a straight-line basis over 15 years. While patent protection for Gliadel ends in August 2006, during September 2004, the U.S. Food and Drug Administration (“FDA”) notified Guilford that Gliadel is entitled to market exclusivity for the treatment of patients with malignant glioma undergoing primary surgical resection until February 2010 under applicable orphan drug laws. In addition, Gliadel is manufactured using a proprietary process. We believe that this proprietary process will provide a significant barrier to future, generic competition. The estimated fair value attributed to Aggrastat will be amortized on a straight-line basis over 5 years from the date of acquisition, which is the estimate of the life of the product.
Pro forma results of operations: The following unaudited pro forma information for the three and six months ended June 30, 2005 presents a summary of the combined results of the MGI PHARMA and Guilford as if the acquisition had occurred on January 1, 2005. The pro forma information is not necessarily indicative of results that would have occurred had the acquisition been consummated for the periods presented or indicative of results that may be achieved in the future.

	Three months ended	Six months ended
(in thousands)	June 30, 2005	June 30, 2005
Total revenues	$79,927	$153,898
Net loss	(5,391)	(15,919)
Pro forma loss per common share:
Basic and diluted	$(0.07)	$(0.21)
8. Stockholders’ Equity
Changes in selected Stockholders’ equity accounts for the six months ended June 30, 2006 were as follows:

			Additional		Accumulated other
	Common Stock		paid-in	Unearned	comprehensive
(in thousands)	Shares	Par value	capital	compensation	income (loss)
Balance at December 31, 2005	77,584	$776	$557,841	$(6,013)	$(4,098)
Exercise of stock options, including income tax benefit of $107	613	6	4,116	—	—
Employee retirement plan contribution	141	1	2,440	—	—
Shares issued pursuant to employee stock purchase plan	57	1	937	—	—
Restricted stock, net of shares withheld for tax	15	—	306	1,758	—
Employee stock option compensation expense	—	—	1,822	—	—
Unrealized gain and recognition of other-than-temporary impairment on available for sale investments	—	—	—	—	6,262
Other issuances	4	—	340	—	—

Balance at June 30, 2006	78,414	$784	$567,802	$(4,255)	$2,164

9. Research and Development Expense
     Research and development expense for the three and six month periods ended June 30, 2006 and 2005 consists of the following:

	Three Months Ended June 30,
(in thousands)	2006	2005
License fees	$50	$—
Other research and development	28,142	14,248

Total	$28,192	$14,248

	Six Months Ended June 30,
(in thousands)	2006	2005
License fees	$50	$—
Other research and development	51,107	24,701

Total	$51,157	$24,701

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

	Three Months Ended June 30,
(in thousands)	2006	2005
Net income (loss), as reported	$(19,435)	$12,708
Unrealized gain (loss) and recognition of other-than-temporary impairment from securities classified as available for sale	351	(820)
Foreign currency translation adjustment	3	—

Comprehensive income	$(19,081)	$11,888

	Six Months Ended June 30,
(in thousands)	2006	2005
Net income (loss), as reported	$(22,243)	$24,308
Unrealized gain (loss) and recognition of other-than-temporary impairment from securities classified as available for sale	6,259	(9,262)
Foreign currency translation adjustment	3	—

Comprehensive income	$(15,981)	$15,046

11. Licensing Arrangements
Dacogen Injection
In September 2004, we obtained exclusive worldwide rights to the development, commercialization, manufacturing and distribution of Dacogen for all indications from SuperGen. Dacogen is an anti-cancer therapeutic for the treatment of patients with myelodysplastic syndrome (“MDS”). A New Drug Application (“NDA”) for Dacogen for the treatment of MDS was submitted for marketing approval by the FDA in the United States. A pivotal phase 3 trial and two supporting phase 2 trials for the MDS indication form the clinical basis of the NDA. On May 2, 2006, MGI received approval from the FDA for the NDA. A regulatory application before the European Medicines Agency (“EMEA”) in Europe was withdrawn in November 2005. We are working with European regulatory authorities to determine the type of additional clinical information that will be needed to support a resubmission of the European application. Given the broad activity of Dacogen in hematologic cancers, a pivotal program in patients with acute myeloid leukemia (“AML”) was initiated in 2005. We have assumed responsibility for development of all other indications for Dacogen. Under the terms of our agreement with SuperGen, we paid $40 million to SuperGen and we incurred $1.1 million of transaction fees, including legal and accounting fees. We received four million shares of SuperGen that were valued at $24.4 million on the purchase date and are reported as an available-for-sale equity security. (See Note 4 for discussion on changes in the value of our SuperGen investment). The difference between total consideration ($41.1 million) and the fair value of the equity investment ($24.4 million) of $16.7 million was recorded as research and development expense in the third quarter of 2004. We expensed a total of $12.5 million in milestone obligations during 2004 for: (1) the filing of the NDA for Dacogen with the FDA and (2) a Marketing Authorization Application (“MAA”) filing with the EMEA. In the second quarter of 2006, we paid to SuperGen a milestone payment of $20 million for the first commercial sale of Dacogen in the United States. We expect to make additional milestone payments totaling $12.5 million upon achievement of regulatory and commercialization milestones in Europe and Japan. Subject to certain limitations, we will also pay

SuperGen 50 percent of certain revenue payable as a result of our sublicensing rights to market, sell or distribute Dacogen, to the extent such revenues are in excess of the milestone payments. In addition, SuperGen will receive a royalty on annual worldwide net sales of licensed product starting at 20 percent and escalating to a maximum of 30 percent. We also committed to fund at least $15 million of further Dacogen development costs by September 1, 2007, all of which had been incurred by December 2005.
12. Goodwill
The changes in the net carrying amount of goodwill for the six months ended June 30, 2006 are as follows:

(in thousands)
Balance at December 31, 2005	$70,203
Valuation of Baxter loss contract	(723)
Valuation of inventory	(991)
Adjustments of other miscellaneous liabilities and receivables	(746)
Valuation of Aggrastat Injection intangible asset	(1,560)

Balance at June 30, 2006	$66,183

13. Subsequent Events
On July 6, 2006, we entered into a license agreement with Cilag GmbH, a Johnson & Johnson (JNJ) company, granting exclusive development and commercialization rights for Dacogen™ (decitabine) for Injection in all territories outside North America to Janssen-Cilag companies, members of the Johnson & Johnson family of companies. Total payments from Cilag GmbH to us as part of this license agreement, including an upfront payment, potential milestone payments, and research and development support, may exceed $80 million. MGI and the Janssen-Cilag companies will jointly implement a strategic plan for the global clinical development of Dacogen. Under the terms of this agreement, we will retain all commercialization rights to Dacogen in North America. Janssen-Cilag companies will be responsible for conducting regulatory and commercial activities related to Dacogen in all territories outside North America, while we retain all responsibility for all activities in the United States, Canada and Mexico. Pursuant to the terms of this agreement, we received from Cilag GmbH an upfront payment of $10 million and may earn milestone payments potentially totaling more than $47 million should all specified clinical development, regulatory, and commercial goals be achieved. Under the terms of the Dacogen license agreement between us and SuperGen, Inc., we will share these upfront and milestone payments from Cilag GmbH with SuperGen. In addition to the previously described payments, we will receive from Cilag GmbH research and development support totaling $25 million over the next three years related to specified clinical development activities. We will receive a royalty from Cilag GmbH on net sales of Dacogen in each of the countries covered by this agreement.

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
The forward-looking statements may cover, but are not necessarily limited to, the following topics: (1) efforts to market, sell and distribute Aloxi ® Injection in the United States and Canada; (2) efforts to market, sell and distribute Gliadel ® Wafer; (3) efforts to develop, market, sell, and distribute Dacogen™for Injection (4) the clinical development of Dacogen™ for Injection, Saforis™Powder for Oral Suspension, amolimogene (HPV E6 E7 plasmid) (formerly known as ZYC101a), Aloxi ®Injection for PONV, Aquavan ® Injection, and other clinical compounds; (5) efforts to secure adequate supply of the active pharmaceutical ingredients for clinical development and commercialization; (6) efforts to manufacture drug candidates for clinical development and eventual commercial supply; (7) strategic plans; (8) anticipated expenditures and the potential need for additional funds; and (9) specific guidance we give regarding our current expectations of our future operating results.
All of these items involve significant risks and uncertainties. These and any of the other statements we make in this quarterly report that are forward-looking are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. We caution you that our actual results may differ significantly from the results we discuss in these forward-looking statements.
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
We have registered “Hexalen®,” Salagen®,” “Aquavan®,” “Gliadel®,” and “Aggrastat ®,” as trademarks with the U.S. Patent and Trademark Office, and own pending trademark applications for the marks “Saforis™” and “UpTec™”. All other trademarks used in this report are the property of their respective owners. “Aloxi®” is a registered trademark of Helsinn Healthcare SA. “Dacogen™” is a trademark of SuperGen, Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
Business Overview –
MGI PHARMA, INC. (including its subsidiaries, “MGI,” “MGI PHARMA,” “we,” or the “Company”) is an oncology- and acute care- focused biopharmaceutical company that discovers, acquires, develops and commercializes proprietary pharmaceutical products that address the unmet needs of patients. It is our goal to become a leading biopharmaceutical company through application of our core competencies of product discovery, acquisition, development and commercialization, which we apply toward our portfolio of oncology and acute care products and product candidates. We acquire intellectual property or product rights from others after they have completed the basic research to discover the compounds that will become our product candidates or marketed products. This allows us to concentrate our skills on focused research, product development and commercialization. On October 3, 2005, we acquired Guilford Pharmaceuticals Inc., now known as MGI GP, Inc. (“Guilford” or “MGI GP”), located in Baltimore, Maryland. With the acquisition of Guilford, we added further drug discovery capabilities. We now expect to be able to concentrate on our relevant markets as a fully integrated biopharmaceutical company performing focused drug discovery, product acquisition, product development and commercialization. We have facilities in Bloomington, Minnesota; Lexington, Massachusetts; and Baltimore, Maryland.
We market products directly to physician specialists and hospitals in the United States using our own sales force. Our marketable products include Aloxi (palonosetron hydrochloride) Injection (“Aloxi”), Gliadel (carmustine) Wafer (“Gliadel”), Dacogen (decitabine) for Injection (“Dacogen”), Salagen (pilocarpine hydrochloride) Tablets (“Salagen”), Hexalen (altretamine) Capsules (“Hexalen”), and Aggrastat (tirofiban hydrochloride) Injection (“Aggrastat”).
The following tables set forth summary information about our marketable products and our product candidates and research pipeline:
MARKETABLE PRODUCTS

Products	Principal Indications	Status	Commercial Rights
Aloxi Injection	CINV	Currently marketed	U.S. & Canada: MGI PHARMA

Dacogen for Injection	MDS	Currently marketed	U.S. & Canada: MGI PHARMA Rest of World: Cilag GmbH

Gliadel Wafer	Malignant glioma at time of initial surgery	Currently marketed	U.S.: MGI PHARMA Outside U.S.: Various collaborators

Products	Principal Indications	Status	Commercial Rights
	GBM	Currently marketed	U.S.: MGI PHARMA Outside U.S.: Various collaborators

Salagen Tablets	Symptoms of radiation-induced dry mouth in head and neck cancer patients Dry mouth, plus dry eyes outside the U.S., in Sjögren’s syndrome patients	Currently marketed	U.S.: MGI PHARMA Europe: Novartis Canada: Pfizer Rest of World: Various other collaborators

Hexalen capsules	Ovarian Cancer	Currently marketed	U.S.: MGI PHARMA Outside U.S.: Various collaborators

Aggrastat Injection	Acute coronary syndrome	Currently marketed	U.S.: MGI PHARMA
We believe we have a strong portfolio of oncology and acute care related product candidates. Our current product candidates are a mixture of late stage and earlier stage opportunities. The late stage product candidates include oncology (Dacogen) and supportive care (Saforis Powder for Oral Suspension (“Saforis”)) products, as well as a biologics candidate amolimogene (HPV E6 E7 plasmid) (formerly known as ZYC101a), and two product candidates from our acute care franchise (Aloxi for PONV and Aquavan, a minimal to moderate sedative agent for patients undergoing short diagnostic or surgical procedures obtained in our acquisition of Guilford).
PRODUCT CANDIDATES AND RESEARCH PIPELINE

Products	Principal Indications	Status	Sponsor
Dacogen for Injection	AML	Phase 2 & 3	MGI PHARMA

Saforis Powder for Oral Suspension	Oral mucositis	October 12, 2006 PDUFA goal date	MGI PHARMA

amolimogene (HPV E6 E7 plasmid) (formerly known as ZYC101a)	Cervical dysplasia	Pivotal program ongoing	MGI PHARMA

Aloxi Injection	PONV	Phase 3	Helsinn Healthcare

Aquavan Injection	Minimal to moderate sedation of patients undergoing brief diagnostic or surgical procedures	Phase 3	MGI PHARMA

Aloxi Capsules	CINV	Phase 3	Helsinn Healthcare

irofulven	Hormone refractory prostate cancer Liver cancer, inoperable Combination with oxaliplatin	Phase 2 Phase 2 Phase 2	MGI PHARMA MGI PHARMA MGI PHARMA

ZYC300	Solid tumors	Phase 1/2	MGI PHARMA

GCP II Inhibitors	Chemotherapy induced neuropathy	Preclinical	MGI PHARMA

PARP Inhibitors	Cancer chemosensitization and radiosensitization	Preclinical	MGI PHARMA

MG98	Renal cell cancer	Phase 2	MethylGene

Other acylfulvene analogs	Various Cancers	Preclinical	MGI PHARMA
In the third quarter of 2003, Aloxi was approved by the FDA for the prevention of acute and delayed chemotherapy-induced nausea and vomiting (“CINV”), and we began promoting it. Given the large market in which Aloxi competes and its favorable clinical profile, sales of Aloxi substantially exceeded the second quarter 2006 sales of our other products, and the results of our operations are highly correlated to the success of this product. We obtained exclusive U.S. and Canadian license and distribution rights to Aloxi for CINV from Helsinn Healthcare SA (“Helsinn”) in April 2001. In November 2003, we and Helsinn expanded the agreement to include rights for the prevention of postoperative nausea and vomiting (“PONV”) application of Aloxi and an oral Aloxi formulation (“Aloxi Capsules”).
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
In September 2004, we obtained exclusive worldwide rights to the development, commercialization, manufacturing and distribution of Dacogen for all indications from SuperGen, Inc. Dacogen is an anti-cancer therapeutic for the treatment of patients with MDS including previously treated and untreated, de novo, and secondary MDS of all French-American-British (“FAB”) subtypes (refractory anemia, refractory anemia with ringed sideroblasts, refractory anemia with excess blasts, refractory anemia with excess blasts in transformation, and chronic myelomonocytic leukemia), and Intermediate-1, Intermediate-2, and High-Risk International Prognostic Scoring System (“IPSS”) groups. An NDA for Dacogen for the treatment of MDS was submitted for marketing approval by the FDA in the United States. A pivotal phase 3 trial and two supporting phase 2 trials for the MDS indication form the clinical basis of the NDA. On May 2, 2006, MGI received approval from the FDA for the NDA. A regulatory application before the EMEA in Europe was withdrawn in November 2005. We are working with European regulatory authorities to determine what type of additional clinical information will be needed to support a resubmission of the European application. Given the broad activity of Dacogen in hematologic cancers, a pivotal program in patients with acute myeloid leukemia (“AML”) was initiated in 2005. This program includes one phase 2 trial and one phase 3 trial in elderly patients with AML.
Saforis (glutamine in UpTec) Powder for Oral Suspension (“Saforis”), an oral formulation of glutamine in a proprietary delivery system designed to increase uptake of glutamine by the oral mucosa, is an investigational drug for the prevention and treatment of oral mucositis in patients receiving mucotoxic cancer therapy. An NDA for Saforis was submitted to the FDA for review in April 2006. On June 12, 2006, the FDA accepted the NDA for Saforis for priority review with a Prescription Drug User Fee Act (“PDUFA”) goal date of October 12, 2006. One pivotal phase 3 trial and several supportive studies form the foundation of the Saforis NDA. The pivotal phase 3 trial of Saforis was successfully completed in 326 patients with breast cancer who were receiving anthracycline-based chemotherapy regimens. This trial met its primary endpoint, a reduction in incidence and severity of oral mucositis.
In March 2006, the Aquavan (fospropofol disodium) Injection (“Aquavan”) pivotal program was initiated. This program consists of two randomized, double-blind, multicenter phase 3 trials and an open label safety study. The first phase 3 trial is planned to enroll a total of 300 patients undergoing colonoscopy. The second phase 3 study will enroll 250 patients undergoing bronchoscopy. The primary endpoint of both trials is sedation success. Secondary endpoints include treatment success, amnestic effect, and patient willingness to be treated again. In addition to the two phase 3 trials, an open label, multi-center safety study will be conducted in 125 patients undergoing minor procedures, including arthroscopy, bunionectomy, dilation and curettage, upper endoscopy, hysteroscopy, lithotripsy, arterio-venous shunt placement, and trans-esophageal echocardiograms. The goal of this study is to assess the safety of Aquavan Injection in a variety of minor procedures.
Results of Operations
The three and six months ended June 30, 2006 compared to the three and six months ended June 30, 2005:
Revenues
Total revenues in the three and six months ended June 30, 2006 increased 30 percent and 27 percent, respectively, over total revenues in the three and six months ended June 30, 2005.

	Three Months Ended June 30,
(in thousands)	2006	2005	Change	% Change
Product sales:
Aloxi Injection	$67,438	$60,755	$6,683	11%
Gliadel Wafer	8,427	—	8,427	—
Salagen Tablets	1,637	3,339	(1,702)	(51)
Hexalen Capsules	720	640	80	13
Aggrastat Injection	2,497	—	2,497	—
Dacogen	5,217	—	5,217	—
Other	254	584	(330)	(57)

Total product sales	86,190	65,318	20,872	32

Licensing and other	963	1,844	(881)	(48)

Total revenues	$87,153	$67,162	$19,991	30

	Six Months Ended June 30,
(in thousands)	2006	2005	Change	% Change
Product sales:
Aloxi Injection	$130,738	$117,909	$12,829	11%
Gliadel Wafer	18,091	—	18,091	—
Salagen Tablets	3,022	6,972	(3,950)	(57)
Hexalen Capsules	1,440	1,206	234	19
Aggrastat Injection	4,877	—	4,877	—
Dacogen	5,217	—	5,217	—
Other	330	1,616	(1,286)	(80)

Total product sales	163,715	127,703	36,012	28

Licensing and other	1,641	2,694	(1,053)	(39)

Total revenues	$165,356	$130,397	$34,959	27

Product Sales: Product sales revenue in the three and six months ended June 30, 2006 increased 32 percent and 28 percent over product sales for the comparable periods in 2005. The primary reasons for the increase were increased sales of Aloxi, the sales of Gliadel and Aggrastat (products acquired in our acquisition of Guilford during the fourth quarter of 2005), and the commercial launch of Dacogen in the second quarter of 2006. These increases were partially offset by decreases in sales of our Salagen Tablets. Additional information relating to specific product sales are shown below.
•	Aloxi net sales revenue was $67.4 million, or 78 percent, and $130.7 million, or 80 percent of our product sales revenue for the three and six months ended June 30, 2006, respectively. This compares with Aloxi net sales revenue of $60.8 million, or 93 percent, and $117.9 million, or 92 percent, of our product sales revenue for the three and six months ended June 30, 2005.

•	Gliadel net sales revenue was $8.4 million, or 10 percent, and $18.1 million, or 11 percent of our product sales revenue for the three and six months ended June 30, 2006 respectively. Because Gliadel was a product we acquired in our purchase of Guilford during the fourth quarter of 2005, we had no comparable sales for the three and six months ended June 30, 2005.

•	Dacogen net sales revenue was $5.2 million for the three and six months ended June 30, 2006 and represented 6 percent of our product sales revenue for the three months ended June 30, 2006 and 3 percent of our product sales revenue for the six months ended June 30, 2006. We began our commercial launch of Dacogen during the second quarter of 2006.

•	Salagen net sales continued to decline from historical levels. Salagen net sales revenue was $1.6 million, or 2 percent, and $3.0 million, or 2 percent of our product sales revenue for the three and six months ended June 30, 2006. This compares with Salagen net sales revenue of $3.3 million, or 5 percent, and $7.0 million, or 5 percent of our product sales revenue for the three and six months ended June 30, 2005. This decline began as a result of the FDA approval of a competitor’s Abbreviated New Drug Application (“ANDA”) for a generic 5 milligram pilocarpine hydrochloride tablet in December 2004. Since then, three additional ANDAs have been approved by the FDA, two of which were approved in 2005 and an additional ANDA approved in 2006 that included the approval of the first generic 7.5 milligram pilocarpine hydrochloride tablet. We suspended promotion of Salagen in 2005.
At June 30, 2006, we estimate the days of sales in inventory in the distribution channel utilized by the Company was materially unchanged when compared to inventory levels at March 31, 2006. These estimates are based on inventory levels provided by our wholesalers, historical and current sales trends and the timing of charge-back claims.
Licensing and other: Licensing and other revenue decreased 48 percent to $1.0 million in the three months ended June 30, 2006 from $1.8 million in the three months ended June 30, 2005 and decreased 39 percent to $1.6 million in the six months ended June 30, 2006 from $2.7 million in the six months ended June 30, 2005. Licensing revenue is a combination of deferred revenue amortization that is recognized over the term of the underlying arrangement and royalties that are recognized when the related sales occur. Future licensing revenue will fluctuate from quarter to quarter depending on the level of recurring royalty generating activities and changes in amortization of deferred revenue, including the initiation or termination of licensing arrangements.
Costs and Expenses

	Three Months Ended June 30,
(in thousands)	2006	2005	Change	% Change
Costs and expenses:
Cost of sales	$33,813	$22,920	$10,893	48%
Selling, general and administrative	35,463	16,974	18,489	109
Research and development	28,192	14,248	13,944	98

Total	$97,468	$54,142	$43,326	80

	Six Months Ended June 30,
(in thousands)	2006	2005	Change	% Change
Costs and expenses:
Cost of sales	$62,155	$44,836	$17,319	39%
Selling, general and administrative	66,985	35,591	31,394	88
Research and development	51,157	24,701	26,456	107

Total	$180,297	$105,128	$75,169	72

Cost of sales: Cost of sales as a percentage of product sales was 39 percent and 38 percent for the three and six months ended June 30, 2006 respectively. This compares to cost of sales as a percentage of product sales of 35 percent for the comparable periods in 2005. This increase in cost of sales is primarily due to a change in sales mix resulting from the addition of Gliadel and Aggrastat products (acquired in our acquisition of Guilford during the fourth quarter of 2005), the commercial launch of Dacogen in the second quarter of 2006, and the decrease in Salagen product sales, which has a higher margin than our other currently marketed products. Cost of sales may vary from quarter to quarter depending on the product mix and production costs.
Selling, general and administrative: Selling, general and administrative expenses increased 109 percent to $35.5 million in the three months ended June 30, 2006 from $17.0 million in the three months ended June 30, 2005 and increased 88 percent to $67.0 million in the six months ended June 30, 2006 from $35.6 million in the six months ended June 30, 2005. The increase is primarily a result of investment in Aloxi, pre-launch expenses related to Dacogen, and the expansion of the acute care sales force. The increase also reflects ongoing general, and administrative activities acquired in the Guilford acquisition.
Research and development: Research and development expense increased 98 percent to $28.2 million in the three months ended June 30, 2006 from $14.2 million in the three months ended June 30, 2005 and increased 107 percent to $51.2 million in the six months ended June 30, 2006 from $24.7 million in the six months ended June 30, 2005. The increase primarily represents increased spending on development programs for the late-stage product candidates in our pipeline, such as Aquavan, Dacogen, amolimogene (HPV E6 E7 plasmid), and Saforis. The increase also reflects ongoing research and development activities acquired in the Guilford acquisition.
Interest Income and Expense and Other Income

	Three Months Ended June 30,
(in thousands)	2006	2005	Change	% Change
Interest income	$1,361	$1,747	$(386)	(22)%
Interest expense	(1,925)	(1,754)	(171)	10
Impairment of investment	(9,880)	—	(9,880)	—
Other (expense)	(126)	—	(126)	—

Total	$(10,570)	$(7)	$(10,563)	NM*

*	Not Meaningful

	Six Months Ended June 30,
(in thousands)	2006	2005	Change	% Change
Interest income	$2,517	$3,104	$(587)	(19)%
Interest expense	(3,922)	(3,510)	(412)	12
Impairment of investment	(9,880)	—	(9,880)	—
Other income	55	—	55	—

Total	$(11,230)	$(406)	$(10,824)	NM*

*	Not Meaningful
Interest Income: Interest income decreased 22 percent to $1.4 million in the three months ended June 30, 2006 from $1.7 million in the three months ended June 30, 2005 and decreased 19 percent to $2.5 million in the six months ended June 30, 2006 from $3.1 million in the six months ended June 30, 2005. The decrease was due to a decrease in the average amount of funds available for investment, $100.3 million and $215.3 million for the three months ended June 30, 2006 and 2005, respectively, and $96.6 million and $228.4 million for the six months ended June 30, 2006 and 2005, respectively, which was partially offset by the increase in the effective interest rates received on our cash and marketable investments, 4.88% and 3.00% for the three months ended June 30, 2006 and 2005, respectively, and 4.34% and 2.74% for the six months ended June 30, 2006 and 2005, respectively. Interest income for 2006 will fluctuate depending on the timing of cash flows and changes in interest rates for marketable investments.
Interest Expense: Interest expense increased 10 percent to $1.9 million in the three months ended June 30, 2006 from $1.8 million in the three months ended June 30, 2005 and increased 12 percent to $3.9 million in the six months ended June 30, 2006 from $3.5 million in the six months ended June 30, 2005. The increase for the three and six months ended June 30, 2006 was due to the inclusion of financial obligations acquired from Guilford. .

Impairment of Investment: In the second quarter of 2006, we recorded a $9.9 million impairment to our investment in SuperGen. This investment is accounted for as long term available for sale marketable security carried at fair value with unrealized gains and losses reported as accumulated other comprehensive income (loss), or if the fair value of the investment is determined to be other than temporarily impaired, the loss is recognized in earnings. We determined that the decline in the SuperGen stock to $14.5 million at June 30, 2006 resulted in an other-than-temporary impairment of this asset, requiring a $9.9 million charge in the quarter ended June 30, 2006. Refer to Note 4 in the Notes to Condensed Consolidated Financial Statements for additional information.
Other income (expense): In the acquisition of Guilford, we acquired warrants issued by Guilford to investors in Symphony Neuro Development Company (“SNDC”) and warrants that had been issued by Guilford to investors in connection with a Private Investment in Public Equity (“PIPE”). The SNDC and PIPE warrants are classified as liabilities and will be measured at fair value, with changes in fair value reported in earnings. The change in fair value of these warrant liabilities for the three and six months ended June 30, 2006 was $0.1 million and $(0.1) million, respectively.
Provision for Income Taxes
Tax benefit for the six months ended June 30, 2006 is $47,000 and represents the net of $107,000 in federal alternative minimum taxes offset by $154,000 in tax benefits realized on the sale of unused New Jersey State net operating losses and research and development credits under the state of New Jersey’s Technology Business Tax Certificate Transfer Program. We continue to maintain a valuation allowance against our deferred tax assets. If and when it is judged to be more-likely-than-not that we will be able to utilize some or all of our deferred tax assets, the related valuation allowance will be reduced and a tax benefit will be recorded, and the portion of the allowance pertaining to the exercise of stock options will increase additional paid-in capital. The benefits realized from the use of acquired net operating losses and credits will first reduce to zero the intangible assets related to the acquisitions and then reduce tax expense. Then, for subsequent tax periods, our tax provision would likely reflect normal statutory tax rates, and utilization of our deferred tax attributes would reduce our deferred tax asset balance. The timing of this valuation allowance adjustment is primarily dependent upon the demonstration of consecutive quarters of profitability.
Net (Loss) Income
We reported net (loss) income of $(19.4) million and $12.7 million for the three months ended June 30, 2006 and 2005, respectively and net (loss) income of $(22.2) million and $24.3 million for the six months ended June 30, 2006 and 2005, respectively. The primary reasons for the decrease in net income were the increased research and development cost of $13.9 million primarily related to our pivotal programs such as Aquavan, Dacogen, amolimogene (HPV E6 E7 plasmid), and Saforis and ongoing research and development activities acquired in the Guilford acquisition. There was also an increase in our selling, general and administrative costs of $18.5 million primarily related to the acute care sales force, pre-launch expenses related to Dacogen, and ongoing selling, general, and administrative activities acquired in the Guilford acquisition. Also, we recorded a $9.9 million other-than-temporary impairment to our investment in SuperGen.
Liquidity and Capital Resources
At June 30, 2006, we had cash, cash equivalents and unrestricted marketable debt investments of $91 million and working capital of $180 million, compared with $104 million and $209 million, respectively, at December 31, 2005.
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
Net Cash Provided by (Used in) Operating Activities
Net cash provided by or used in operations was $3.6 million and $(26.3) million for the six months ended June 30, 2006 and 2005, respectively. The 2006 cash provided by operations was primarily the result of an $11.0 million decrease in inventory offset by a $4.2 million decrease in accounts payable and accrued expenses and a $2.9 million increase in accounts receivable and a $22.2 million net loss offset by non cash items including $9.9 million of other than temporary impairment of investment, $5.4 million in depreciation and intangible amortization, and $4.0 million of employee stock compensation expense. The 2005 cash used in operations was the result of the $27.9 million increase in inventory, $18.8 million decrease in accounts payable and accrued expenses, and $8.3 million increase in receivables offset by $24.3 million in net income.
Net Cash Provided by (Used in) Investing Activities
Net cash used in investing was $44.0 million for the six months ended June 30, 2006, and net cash provided by investing was $26.2 million for the six months ended June 30, 2005. The 2006 cash used in investing activities was primarily the result of a $20.0 million Dacogen license agreement milestone payment, $4.1 million of equipment, furniture and leasehold improvement purchases and a net cash outflow of $39.1 million related to the purchase and maturity of available for sale investments offset by a cash inflow of $37 million related to the maturity of held-to-maturity investments. The 2005 cash provided by investing activities was primarily the result of a net cash inflow of $57.7 million related to the purchase and maturity of available for sale investments offset by $1.1 million of equipment, furniture and leasehold improvement purchases. Cash provided by or used in investing activities will fluctuate due to investments in acquisitions, in-licensing and the timing of purchases and maturities of investments.

Net Cash Provided by Financing Activities
Net cash provided by financing was $6.6 million and $7.4 million for the six months ended June 30, 2006 and 2005, respectively. The 2006 cash provided by financing activities was the result of the $2.9 million from the maturing of restricted investments and $5.0 million from the issuance of shares under stock plans offset by $1.3 million in long term debt payments. The 2005 cash provided by investing activities was due to net proceeds of $4.6 million from issuance of shares under stock award plans and $2.8 million from maturing of restricted investments.
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
Our capital needs may exceed the capital available from our future operations, collaborative arrangements and existing liquid assets. Our future capital requirements and liquidity will depend on many factors, including but not limited to:
•	the revenue from Aloxi, Gliadel, Dacogen, and our other products;

•	the future expenditures we may make to increase revenue from our products;

•	the progress of our research and development programs;

•	the progress of pre-clinical and clinical testing;

•	the time and cost involved in obtaining regulatory approval;

•	the cost of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights;

•	the changes in our existing research relationships, competing technological and marketing developments;

•	our ability to establish collaborative arrangements and to enter into licensing agreements and contractual arrangements with others;

•	the conversion of our senior subordinated convertible notes;

•	the costs of additional product or product candidate acquisitions or business combinations; and

•	any future change in our business strategy.
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

Payment Obligations
The following table summarizes our future, non-cancelable, contractual obligations at June 30, 2006 and the effect these obligations are expected to have on our liquidity and cash flow in future periods:

	Remainder of
(in thousands)	2006	2007	2008	2009	2010	Thereafter	Total
Operating lease payments	$2,751	$5,606	$4,810	$4,307	$3,832	$29,661	$50,967
Capital lease payments	258	94	37	—	—	—	389
Baxter loss contract (a)	1,459	1,459	1,459	1,459	—	—	5,836
Other long term debt	36	63	64	66	—	—	229
Convertible debt	2,964	5,929	7,429	5,854	5,854	350,927	378,957
Helsinn minimum sales obligation (b)	—	6,123	5,559	4,801	4,052	6,241	26,776

Total	$7,468	$19,274	$19,358	$16,487	$13,738	$386,829	$463,154

(a)	In the acquisition of Guilford, MGI assumed obligations under a supply agreement with Baxter Healthcare Corporation for Aggrastat 250 ml and 100 ml bags through July 2009. As of June 30, 2006, the Company has committed to purchasing approximately $5.8 million, of which approximately $1.5 million will be incurred during the remainder of 2006.

(b)	In connection with the April 2001 in-licensing agreement with Helsinn Healthcare SA where we obtained the exclusive U.S. and Canadian oncology license and distribution rights for Aloxi, we agreed to pay minimum payments over the first ten years following commercialization. The minimum is only payable to the extent that it exceeds the actual payments that would otherwise be payable under the agreement. Minimum sales targets of Aloxi for prevention of CINV peak at approximately $90 million in the fourth year of commercialization.
We expect to make additional payments to Helsinn related to Aloxi product candidates totaling $22.5 million, to SuperGen related to Dacogen totaling $12.5 million and to Aesgen former security holders related to Saforis totaling $33 million over the course of the next several years upon achievement of certain development milestones.
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
Impact of Recently Issued Accounting Standards
In December 2004, the FASB issued SFAS No. 123 (Revised 2004), “Share-Based Payment.” SFAS No. 123R is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees” and its related implementation guidance. SFAS No. 123R focuses primarily on accounting for transactions in which an entity obtains employee services through share-based payment transactions. SFAS No. 123R requires a public entity to measure the cost of employee services received in exchange for the award of equity instruments based on the fair value of the award at the date of grant. The cost will be recognized over the period during which an employee is required to provide services in exchange for the award. SFAS No. 123R is effective as of the beginning of the first annual reporting period that begins after June 15, 2005. The impact of implementing SFAS No. 123R to our consolidated results of operations is expected to be in the range of $8 to $10 million for 2006. As of June 30, 2006, there was $8.1 million of total unrecognized compensation expense. That cost is expected to be recognized over a weighted-average period of 1.5 years. Our disclosure of compensation expense related to prior periods under SFAS No. 123 can be found under Note 2 of our Condensed Consolidated Financial Statements set forth in Part I, Item 1 of this quarterly report. Our expected 2006 impact from the implementation of SFAS No. 123R differs from our disclosure of compensation expense related to prior periods under SFAS No. 123 due to the acceleration of a large number of outstanding options in the third and fourth quarters of 2005. On January 1, 2006, we adopted the fair value recognition provisions of SFAS No. 123R using the modified prospective method. Options are priced based on the closing price of a share of our common stock at the date of grant. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. To determine the inputs for the Black-Scholes option pricing model we use the implied volatility inherent in the value of exchange traded options on the Company’s stock to estimate expected volatility and the period of time that option grants are expected to be outstanding. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for the estimated life of the option. For a complete discussion of the effect of the adoption of this accounting standard see Note 2 of the Condensed Consolidated Financial Statements set forth in Part I, Item 1 of this quarterly report.
In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109.” This interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. It also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. This Interpretation is effective for the Company beginning in fiscal year 2007. The Company does not expect the adoption of this pronouncement to have a significant impact on its consolidated financial statements.
Application of Critical Accounting Policies and Estimates
Stock-based Compensation: MGI adopted SFAS No. 123R in the first quarter of 2006 using the modified prospective method. SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements as compensation cost based on the fair value on the date of grant. The Company determines fair value of such awards using the Black-Scholes option pricing model. See our discussion of the application of the SFAS No. 123R under the heading “Recent Accounting Pronouncements” in Footnote 1 to the Condensed Consolidated Financial Statements, which are contained in Item 1 of Part I of this quarterly report on Form 10-Q.
See our most recent Annual Report filed on Form 10-K for the year ended December 31, 2005 for a discussion of our critical accounting policies.

Item 3.
Quantitative and Qualitative Disclosures About Market Risk
Our operations are not subject to risks of material foreign currency fluctuations, nor do we use derivative financial instruments in our treasury practices. We place our marketable investments in instruments that meet high credit quality standards, as specified in our investment policy guidelines. We do not expect material losses with respect to our investment portfolio or exposure to market risks associated with interest rates. The favorable impact on our net income as a result of a 25, 50 or 100 basis point (where 100 basis points equals 1%) increase in short-term interest rates would be approximately $0.2 million, $0.5 million or $0.9 million annually based on our cash, cash equivalents and marketable investment balances at June 30, 2006.
Equity Price Risk
We invest in equity securities that are subject to fluctuations in market value. Our equity securities are classified as available for sale. Any changes in the fair value in these securities would be reflected in our accumulated other comprehensive income (loss) as a component of stockholders’ equity. The table below summarizes our equity price risk and shows the effect of a hypothetical increase or decrease in market prices as of June 30, 2006 on the estimated fair value of our consolidated equity portfolio. The selected hypothetical changes do not indicate what could be the potential best or worst case scenarios (dollars in thousands):

				Hypothetical Percentage
	Estimated Fair Value at	Hypothetical Price	Estimated Fair Value after	Increase(Decrease) in
	June 30, 2006	Change	Hypothetical Price Change	Stockholders’ Equity
Equity Securities	$20,330	10%	$2,033	1.9%
		(10)%	(2,033)	(1.9)%
		20%	4,066	3.9%
		(20)%	(4,066)	(3.9)%
		30%	6,099	5.8%
		(30)%	(6,099)	(5.8)%
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

PART II – OTHER INFORMATION
Item 1A. Risk Factors
Item 1A (“Risk Factors”) of the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 sets forth information relating to important risks and uncertainties that could adversely affect our business, financial condition or operating results. Those risk factors continue to be relevant to an understanding of our business, financial condition and operating results. As a result of certain changes in the marketplace and to our business we have updated certain risk factors in this Form 10-Q, as set forth below.
Sales of Aloxi injection (“Aloxi”) account for a significant portion of our product revenues. Our business is dependent on the commercial success of Aloxi. If any factor adversely affects sales of Aloxi, we may be unable to continue our operations as planned.
The success of our business is dependent on the continued successful commercialization of Aloxi. Aloxi sales represented 80 percent and 92 percent of our total product sales and 79 and 90 percent of our total revenue for the six months ended June 30, 2006 and June 30, 2005, respectively. Any factor adversely affecting sales of Aloxi could cause our product revenues to decrease and our stock price to decline significantly.
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
Patent protection for injectable Zofran (ondansetron), a major competing product, will expire in December 2006. We believe that multiple companies may have filed abbreviated new drug applications, or ANDAs, to commercialize generic ondansetron at the time that the patent protection expires. Additionally, GlaxoSmithKline, the manufacturer of Zofran, may authorize a third party to make a generic version of Zofran. Either of these occurrences could negatively affect sales of all branded 5-HT3 inhibitors, including Aloxi. Among other things, health care professionals could refrain from prescribing 5 HT3 inhibitors until they understand the effect that generic versions of ondansetron have on formularies and hospital contracting. Additionally, wholesalers and hospital pharmacies could delay buying 5 HT3 inhibitors in anticipation of lower prices resulting from generic competition.
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
If the third-party manufacturer of Aloxi, Dacogen, Salagen, or Aggrastat or any of our other products ceases operations or fails to comply with applicable manufacturing regulations, we may not be able to meet customer demand in a timely manner, if at all.
We rely on Helsinn Birex Pharmaceuticals Ltd. for the production of Aloxi, Pharmachemie BV for production of Dacogen, Patheon Inc. for the production of Salagen, Baxter Pharmaceuticals for the production of Aggrastat, and other third-party manufacturers for our other products, other than Gliadel, which we manufacture ourselves. We expect to continue to rely on others to manufacture future products, including products currently in development. Our dependence on third parties for the manufacture of our products may adversely affect our ability to develop and deliver such products.
The manufacture of our products is, and will be, subject to current “good manufacturing practices” regulations enforced by the FDA or other standards prescribed by the appropriate regulatory agency in the country of use. There is a risk that the manufacturers of our products, including the current manufacturers of Aloxi, Dacogen, Salagen, and Aggrastat, will not comply with all applicable regulatory standards, and may not be able to manufacture Aloxi, Dacogen, Salagen, Aggrastat, or any other product for commercial sale. If this occurs, we might not be able to identify another third-party manufacturer on terms acceptable to us, or any other terms.
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
Competition in the pharmaceutical industry is intense. Most of our competitors are large, multinational pharmaceutical companies that have considerably greater financial, sales, marketing and technical resources than we do. Most of our present and potential competitors also have dedicated research and development capabilities that may allow them to develop new or improved products that compete with our products. Currently, Aloxi competes with three other products from the 5-HT3 receptor antagonist class of compounds, as well as products from other chemical classes that are also used for the prevention of chemotherapy-induced nausea and vomiting. These products are marketed by GlaxoSmithKline, Roche, Sanofi-Aventis, Merck and other large multinational competitors. If Aloxi does not compete successfully with existing products on the market, our stock price could decline significantly. Our other pharmaceutical products face competition as well. Gliadel currently competes as a treatment of malignant glioma with traditional systemic chemotherapy, radioactive seeds, radiation catheters, TEMODAR Capsules, a chemotherapy product manufactured by Schering Corporation, and other experimental protocols. MedImmune, Inc., Daiichi-Sankyo Pharmaceuticals, and three U.S. generic manufacturers have drugs that are approved for sale and compete in the same markets as Salagen. Dacogen competes with Vidaza for injectable suspension, manufactured by Pharmion Corporation. If these products do not successfully compete in their respective markets, the sales of these products could be negatively impacted, which could negatively affect our stock price.
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
At the present time, our most significant collaboration for non-U.S. markets is our recently initiated licensing arrangement with Cilag GmbH, a Johnson & Johnson company (or Cilag), for Dacogen in all territories outside of North America. Under the terms of the arrangement, Cilag is responsible for development and commercialization of the product in its territories. There can be no assurance that Cilag will be successful in its activities, or that if it is not successful, we will have an opportunity to remedy the situation because Cilag’s activities may be beyond our control.
Item 4. Submission of Matters to a Vote of Security Holders
The Company held its Annual Meeting of Shareholders on May 9, 2006, and sufficient favorable votes were cast to approve all proposals as follows:
Election of slate of eight directors by the following vote tallies:

Nominee	For	Withheld
Andrew J. Ferrara	64,215,187	3,775,011
Edward W. Mehrer	67,604,258	385,940
Hugh E. Miller	63,890,862	4,099,336
Dean J. Mitchell	66,914,469	1,075,729
Leon O. Moulder, Jr.	67,277,461	712,737
David B. Sharrock	67,544,636	445,562
Waneta C. Tuttle, Ph. D.	64,215,807	3,774,391
Arthur L. Weaver, M.D.	64,203,161	3,787,037
Approval of the Amended and Restated 1997 Stock Incentive Plan (the “Incentive Plan”) to, among other things, increase the number of shares available for issuance under the Incentive Plan by 7,400,000 shares.

For	Against	Abstain	Broker Non-Vote
42,090,906	12,641,110	133,818	13,124,364
Ratification of appointment of KPMG LLP as independent registered public accounting firm for the Company for the fiscal year ending December 31, 2006.

For	Against	Abstain	Broker Non-Vote
67,531,520	408,748	49,930	—
Item 6. Exhibits

Exhibit
No.	Description

10.1	Termination Agreement between MGI PHARMA, INC. and William F. Spengler dated April 21, 2006 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed April 27, 2006 (File No. 0-10736).

10.2	Severance Agreement and General Release between MGI PHARMA, Inc. and James Hawley (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed April 27, 2006 (File No. 0-10736).

31.1	Certification of Leon O. Moulder, Jr. Pursuant to Rule 13a-14(a) (Section 302 of the Sarbanes-Oxley Act of 2002).

31.2	Certification of William F. Spengler Pursuant to Rule 13a-14(a) (Section 302 of the Sarbanes-Oxley Act of 2002).

32.1	Certification of Leon O. Moulder, Jr. Pursuant to 18 U.S.C. (S) 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of William F. Spengler Pursuant to 18 U.S.C. (S) 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MGI PHARMA, INC.
Date: August 4, 2006	By:	/s/ William F. Spengler
William F. Spengler
Senior Vice President and Chief Financial Officer (principal financial officer, and duly authorized officer)