Form 10-Q
period 2006-09-30
MGI PHARMA INC
filed 2006-11-03
CIK 702131

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006
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
Large accelerated filer ☑   Accelerated filer ☐   Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $.01 par value (Class)	78,933,389 shares (Outstanding at October 27, 2006)

MGI PHARMA, INC.
FORM 10-Q INDEX

Page
Number
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Condensed Consolidated Balance Sheets – September 30, 2006 and December 31, 2005	3

Condensed Consolidated Statements of Operations – Three and Nine Months Ended September 30, 2006 and 2005	4

Condensed Consolidated Statements of Cash Flows –Nine Months Ended September 30, 2006 and 2005	5

Notes to Condensed Consolidated Financial Statements	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	17

Item 3. Quantitative and Qualitative Disclosures About Market Risk	26

Item 4. Controls and Procedures	26

PART II. OTHER INFORMATION

Item 1A: Risk Factors	27

Item 6. Exhibits	27

SIGNATURES	28

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
MGI PHARMA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	September 30,
	2006	December 31,
	(Unaudited)	2005
ASSETS
Current assets:
Cash and cash equivalents	$50,050	$51,136
Short-term marketable investments	76,951	53,067
Restricted cash, current	—	750
Restricted marketable investments, current	2,935	5,822
Investments held by SNDC	—	18,580
Receivables, less contractual allowances and allowance for bad debts of $48,654 and $37,118, respectively	134,978	105,959
Inventories	31,392	49,392
Other current assets	1,957	1,558

Total current assets	298,263	286,264

Restricted cash, less current portion	1,608	1,101
Long-term marketable investments	26,152	23,952
Restricted marketable investments, less current portion	—	2,859
Equipment, furniture and leasehold improvements, at cost less accumulated depreciation of $6,405 and $4,810, respectively	9,235	5,647
Debt issuance costs, less accumulated amortization of $3,003 and $2,131, respectively	5,187	6,005
Intangible assets, at cost less accumulated amortization of $14,216 and $8,779, respectively	86,318	73,505
Goodwill	53,594	70,203
Other assets	1,374	2,049

Total assets	$481,731	$471,585

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$14,453	$19,463
Accrued expenses	62,556	54,050
Current portion of long-term debt	261	1,563
Deferred revenue, current	3,263	318
Other current liabilities	1,765	1,430

Total current liabilities	82,298	76,824

Noncurrent liabilities:
Senior subordinated convertible notes, face value of $349,500 net of unamortized discount of $87,828	261,672	261,672
Other long-term debt, net of current portion	202	359
Deferred revenue, net of current portion	16,983	2,540
Other noncurrent liabilities	2,850	6,367

Total noncurrent liabilities	281,707	270,938

Total liabilities	364,005	347,762

Commitments and contingent liabilities	—	—

Minority interest	—	14,798

Stockholders’ equity:
Preferred stock, 10,000,000 authorized and unissued shares	—	—
Common stock, $.01 par value, 140,000,000 authorized shares, 78,782,886 and 77,583,796 issued and outstanding shares, respectively	788	776
Additional paid-in capital	577,113	557,841
Unearned compensation	(8,160)	(6,013)
Accumulated other comprehensive income (loss)	7,985	(4,098)
Accumulated deficit	(460,000)	(439,481)

Total stockholders’ equity	117,726	109,025

Total liabilities and stockholders’ equity	$481,731	$471,585

     See accompanying Notes to Condensed Consolidated Financial Statements.

MGI PHARMA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Revenues:
Product sales	$95,540	$66,448	$259,256	$194,152
Licensing and other	1,459	1,410	3,100	4,103

	96,999	67,858	262,356	198,255

Costs and expenses:
Cost of sales	34,882	23,432	97,037	68,268
Selling, general and administrative	38,390	16,725	105,375	52,316
Research and development	21,173	14,755	72,331	39,457

	94,445	54,912	274,743	160,041

Income (loss) from operations	2,554	12,946	(12,387)	38,214

Interest income	1,364	1,963	3,881	5,067
Interest expense	(1,891)	(1,754)	(5,813)	(5,263)
Other-than-temporary impairment of investment	—	—	(9,880)	—
Other income	202	—	257	—

Income (loss) before minority interest and income taxes	2,229	13,155	(23,942)	38,018
Minority interest	—	—	3,881	—

Income (loss) before income taxes	2,229	13,155	(20,061)	38,018
Provision for income taxes	505	297	458	852

Net income (loss)	$1,724	$12,858	$(20,519)	$37,166

Net income (loss) per common share:
Basic	$0.02	$0.18	$(0.26)	$0.52
Diluted	$0.02	$0.17	$(0.26)	$0.49

Weighted average number of common shares outstanding:
Basic	78,583	72,007	78,196	71,709
Diluted	80,689	76,030	78,196	75,818
See accompanying Notes to Condensed Consolidated Financial Statements.

MGI PHARMA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(in thousands)

	Nine Months Ended September 30,
	2006	2005
OPERATING ACTIVITIES:
Net income (loss)	$(20,519)	$37,166
Adjustments for non-cash items:
Depreciation and intangible amortization	8,567	2,520
Benefit plan contribution	1,144	810
Employee stock compensation expense	6,337	2,781
Excess tax benefits from stock-based compensation	(191)	—
Other-than-temporary impairment of investment	9,880	—
Amortization of non-cash financing charges	872	872
Loss on sale of Aggrastat	546	—
Other	429	(9)
Change in assets and liabilities (net of acquisitions and divestiture):
Receivables	(28,609)	(24,216)
Inventories	18,133	(32,027)
Other assets	(480)	(391)
Accounts payable and accrued expenses	9,586	(14,749)
Deferred revenue	17,387	(87)
Other liabilities	17	467

Net cash provided by (used in) operating activities	23,099	(26,863)

INVESTING ACTIVITIES:
Purchase of available for sale investments	(697,290)	(1,551,918)
Maturity of available for sale investments	636,059	1,673,306
Purchase of held-to-maturity investments	—	(38,399)
Maturity of held-to-maturity investments	37,347	67,536
Purchase of equipment, furniture and leasehold improvements	(5,207)	(1,714)
Dacogen license agreement milestone payments	(25,000)	—
Net proceeds from the sale of Aggrastat	17,213	—
Prepaid acquisition costs	—	(61,106)
Other	842	—

Net cash provided by (used in) investing activities	(36,036)	87,705

FINANCING ACTIVITIES:
Maturity of restricted marketable securities held by trustee for debt service	5,746	5,710
Cash consideration from issuance of shares under stock plans	7,424	6,556
Excess tax benefits from stock-based compensation	191	—
Payments on long-term debt	(1,456)	—
Other	(54)	—

Net cash provided by financing activities	11,851	12,266

Increase (decrease) in cash and cash equivalents	(1,086)	73,108

Cash and cash equivalents at beginning of period	51,136	10,098

Cash and cash equivalents at end of period	$50,050	$83,206

Supplemental disclosure of cash and non-cash information:
Cash paid for interest	$6,044	$5,754
Cash paid for taxes	$116	$502
Activities of SNDC are non-cash activities (See Note 1 in the Notes to Condensed Consolidated Financial Statements for additional information on SNDC)
See accompanying Notes to Condensed Consolidated Financial Statements.

MGI PHARMA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
1. Basis of Presentation
In the opinion of management, the accompanying unaudited Condensed Consolidated Financial Statements (“consolidated financial statements”) of MGI PHARMA, INC. and its wholly owned subsidiaries (collectively, “we,” “MGI,” “MGI PHARMA,” or “Company”) have been prepared on a consistent basis with the December 31, 2005 audited consolidated financial statements and include all adjustments, consisting of only normal recurring adjustments, necessary to fairly present the information set forth therein. The consolidated financial statements have been prepared in accordance with the regulations of the Securities and Exchange Commission (“SEC”), and, therefore, omit certain information and footnote disclosure necessary to present the statements in accordance with U.S. generally accepted accounting principles. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, which was filed with the SEC on March 16, 2006. Certain amounts reported in previous periods have been reclassified to conform to the current period presentation. The results of operations for the first nine months of 2006 are not necessarily indicative of the results to be expected for the entire fiscal year or any future period.
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
Consolidation of Entities: In accordance with FIN 46R, which addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights, and accordingly should consolidate the entity, SNDC Holdings LLC, the parent of Symphony Neuro Development Company (“SNDC”), is considered a variable interest entity. Prior to June 30, 2006, we were deemed to be the primary beneficiary of SNDC Holdings LLC under FIN 46R, and therefore, we reported the financial results of SNDC Holdings LLC within our consolidated financial statements. On June 30, 2006, we amended our agreements with SNDC and ceased to be the primary beneficiary of SNDC Holdings LLC. Effective as of June 30, 2006, we no longer consolidated SNDC’s balance sheet with ours and for all periods subsequent, we have not consolidated its financial results with ours. However, the nine months ended September 30, 2006 reflects the financial results of SNDC Holdings LLC for the six month period ended June 30, 2006.
Concentration of Supply Risk: We depend on three separate single suppliers to provide each of Aloxi injection (“Aloxi”), Dacogen (decitabine) for Injection (“Dacogen”), and Salagen (pilocarpine hydrochloride) Tablets (“Salagen”) which accounted for 74 percent, 12 percent and 2 percent of our product sales for the three months ended September 30, 2006, respectively, and 78 percent, 7 percent, and 2 percent for the nine months ended September 30, 2006, respectively. If these suppliers are unable to meet our demand, we may be unable to provide Aloxi, Dacogen, and Salagen for commercial sale.
Recent Accounting Pronouncements:
In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” which is effective for fiscal years beginning after November 15, 2007 and for interim periods within those years. This statement defines fair value, establishes a framework for measuring fair value and expands the related disclosure requirements. We are currently evaluating the potential impact of this statement on our consolidated financial statements.
In September 2006, the Staff of the SEC issued Staff Accounting Bulletin (“SAB”) No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements. SAB No. 108 provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of determining whether the current year’s financial statements are materially misstated. SAB No. 108 is effective for fiscal years ending after November 15, 2006. We are currently evaluating the potential impact of this bulletin on our consolidated financial statements.
In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109.” This interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. It also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. This Interpretation is effective for the Company beginning in fiscal year 2007. We are currently evaluating the potential impact of this statement on our consolidated financial statements.
In November 2005, the FASB issued FASB Staff Position (“FSP”) Nos. FAS 115-1 and FAS 124-1, “The Meaning of Other-Than- Temporary Impairment and Its Application to Certain Investments,” (FSP 115-1 and 124-1), which address the determination as to when an investment is considered impaired, whether that impairment is other than temporary and the measurement of an impairment loss. FSP 115-1 and 124-1 also include accounting considerations subsequent to the recognition of an other-than-temporary impairment and require certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. These FSPs were effective for us beginning January 1, 2006. We have evaluated the impact these positions have on our evaluation of our long-term available for sale marketable securities and have determined that the application of these positions does not materially change our recognition and disclosures.
In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections,” which replaces Accounting Principles Board (“APB”) Opinion No. 20, “Accounting Changes,” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements.” This Statement changes the requirements for the accounting for and reporting of a change in accounting principle, and applies to all voluntary changes in accounting principles, as well as changes required by an accounting pronouncement in the unusual instance it does not include specific transition provisions. Specifically, this Statement requires retrospective application to prior periods’ financial statements, unless it is impracticable to determine the period-specific effects or the cumulative effect of the change. When it is impracticable to determine the effects of the change, the new accounting principle must be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable and a corresponding adjustment must be made to the opening balance of retained earnings for that period rather than being reported in an income statement. When it is impracticable to determine the cumulative effect of the change, the new principle must be applied as if it were adopted prospectively from the earliest date practicable. This Statement is effective for the Company for all accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. This Statement does not change the transition provisions of any existing pronouncements and the adoption of this pronouncement has not had a significant impact on our consolidated financial statements.
In December 2004, the FASB issued SFAS No. 123 (Revised 2004), “Share-Based Payment.” SFAS No. 123R is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees” and its related implementation guidance. SFAS No. 123R focuses primarily on accounting for transactions in which an entity obtains employee services through share-based payment transactions. SFAS No. 123R requires a public entity to measure the cost of employee services received in exchange for the award of equity instruments based on the fair value of the award at the date of grant. The cost will be recognized over the period during which an employee is required to provide services in exchange for the award. SFAS No. 123R is effective as of the beginning of the first annual reporting period that begins after June 15, 2005. The impact of implementing SFAS No. 123R to our consolidated results of operations is expected to increase share-based compensation costs in the range of $6 to $8 million for 2006. Our disclosure of compensation expense related to prior periods under SFAS No. 123 can be found under Note 2. Our expected 2006 impact from the implementation of SFAS No. 123R differs from our disclosure of compensation expense related to prior periods under SFAS No. 123 due to the acceleration of a large number of outstanding options in the third and fourth quarters of 2005. On January 1, 2006, we adopted the fair value recognition provisions of SFAS No. 123R using the modified prospective method. Options are priced based on the closing price of a share of our common stock at the date of grant. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. To determine the inputs for the Black-Scholes option pricing model, we use the implied volatility inherent in the value of exchange traded options on the Company’s stock to estimate expected volatility and the period of time that option grants are expected to be outstanding. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for the estimated life of the option.
2. Stock Incentive Plans
Under the Company’s stock incentive plans, designated persons (including officers, directors, employees, licensors and consultants) have been or may be granted rights to acquire our common stock. These rights include stock options, restricted stock units and other equity rights. Stock options become exercisable over varying periods, generally four years, and generally expire up to seven years from the date of grant. Options may be granted in the form of incentive stock options or nonqualified stock options. When options are exercised, shares are issued from our authorized shares. At our May 9, 2006 Annual Meeting of Shareholders, the shareholders approved the addition of 7.4 million shares to the Amended and Restated 1997 Stock Incentive Plan. At September 30, 2006, shares issued and shares available under stock incentive plans are as follows:

	Shareholder		Total
	Approved	Other	For All
(in thousands, except exercise price)	Plans	Plans	Plans
Shares issuable under outstanding awards	11,777	41	11,818
Shares available for future issuance	6,362	—	6,362

Total	18,139	41	18,180

Average exercise price for outstanding options	$16.73	$5.24	$16.69
Activity under the Company’s stock incentive plans in the nine months ended September 30, 2006 is summarized as follows:

Stock Options
		Weighted	Weighted	Aggregate Intrinsic
	Number of	Average Exercise	Average Remaining	Value as of
(in thousands, except share price)	Shares	Price	Contractual Term	September 30, 2006
Outstanding at December 31, 2005	10,350	$16.38
Granted	2,223	15.45
Exercised	(897)	6.73
Expired	(170)	12.48
Forfeited	(385)	26.06

Outstanding at September 30, 2006	11,121	16.69	5.69	$45,007
Ending vested and expected to vest	10,886	16.72	5.66	$44,472
Ending exercisable	8,215	$17.41	5.32	$36,397

Restricted Stock Units
			Weighted	Aggregate Intrinsic
	Number of	Weighted Average Grant	Average Remaining	Value as of
(in thousands, except share price)	Shares	Date Fair Value	Contractual Term	September 30, 2006
Outstanding at December 31, 2005	264	$24.83
Granted	484	15.42
Exercised	(23)	26.97
Forfeited	(28)	21.76

Outstanding at September 30, 2006	697	18.34	1.85	$11,168
Ending vested and expected to vest	643	$18.34	1.78	$10,285
The weighted average estimated fair values of stock options granted during the nine months ended September 30, 2006 and 2005 were $7.45 and $17.46, respectively. The total intrinsic values of options exercised during the nine months ended September 30, 2006 and 2005 were $9.9 million and $16.9 million, respectively. The total fair value of shares vested during the nine months ended September 30, 2006 and 2005 were $0.8 million and $1.7 million, respectively.
As of September 30, 2006, there was $23.5 million of total unrecognized compensation expense. That cost is expected to be recognized over a weighted-average period of 1.8 years.
The following table summarizes information concerning options outstanding and exercisable at September 30, 2006:

	Options			Options
	Outstanding			Exercisable
		Weighted	Weighted		Weighted
	Number	Average	Average	Number	Average
	Outstanding	Remaining	Exercise	Exercisable	Exercise
Range of Exercise Price	(in thousands)	Life	Price	(in thousands)	Price
$1.81-$5.03	1,123	5.33	$3.61	998	$3.60
$5.07-$8.22	1,268	4.53	6.70	1,185	6.62
$8.38-$12.75	811	4.67	8.83	756	8.81
$12.79-$13.31	1,153	6.75	13.30	842	13.30
$13.45-$14.61	1,298	6.69	14.52	157	14.10
$14.68-$19.67	1,207	6.41	16.25	180	17.14
$19.70-$23.60	1,118	5.67	22.42	954	22.42
$23.81-$26.91	1,201	5.61	26.26	1,201	26.26
$26.99-$27.86	1,186	4.88	27.76	1,186	27.76
$28.00-$33.22	756	6.14	29.87	756	29.87

Total	11,121	5.69	$16.69	8,215	$17.41

On January 1, 2006, we adopted the fair value recognition provisions of SFAS No. 123R using the modified prospective method. As a result, for the three and nine months ended September 30, 2006, our results of operations reflect compensation expense for new stock options and awards granted and vested under our stock incentive plans, and the unvested portion of previous stock option and award grants which vested during the three and nine months ended September 30, 2006. Amounts recognized in the financial statements related to stock-based compensation were as follows:

	For the three months ended
	September 30,
(in thousands, except per share data)	2006	2005
Amounts charged against earnings, before income tax benefits	$2,451	$841

Impact on net earnings per common share:
Basic	$0.03	$0.01
Diluted	$0.03	$0.01

	For the nine months ended
	September 30,
(in thousands, except per share data)	2006	2005
Amounts charged against earnings (loss), before income tax benefits	$6,337	$2,781

Impact on net earnings (loss) per common share:
Basic	$0.08	$0.04
Diluted	$0.08	$0.04
Stock-based compensation expense was reflected in the statement of operations for the three and nine months ended September 30, 2006 as follows (in thousands):

Three months ended
September 30, 2006
Selling, general, and administrative	$1,751
Research and development	700

Total	$2,451

Nine months ended
September 30, 2006
Selling, general, and administrative	$4,574
Research and development	1,763

Total	$6,337

Options are priced based on the closing price of a share of our common stock at the date of grant. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model based on the selected inputs. We use the implied volatility inherent in the value of exchange traded options on the Company’s stock to estimate expected volatility. The expected life of the options is estimated based on four criteria which stratify the option holders into several categories. These stratifications are based on the results of a statistical regression analysis of historical employee exercise behavior. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for the estimated life of the option. The following assumptions were used to estimate the fair value of options granted during the three and nine month periods ended September 30, 2006 using the Black-Scholes option-pricing model:

	Three months ended	Nine months ended
	September 30, 2006	September 30, 2006
Expected dividend yield	0%	0%
Risk-free interest rate	4.82%	4.69 – 5.08%
Expected volatility	0.44	0.41 – 0.44
Expected life, in years	5.40 – 6.65	5.38 – 6.65
Prior to January 1, 2006, we accounted for stock-based employee compensation arrangements in accordance with the provisions and related interpretations of Accounting Principles Board Opinion 25, “Accounting for Stock Issued to Employees.” Had compensation cost for stock-based compensation been determined consistent with SFAS 123, the net income (loss) and net income (loss) per share for the three and nine months ended September 30, 2005 would have been adjusted to the following pro forma amounts:

	Three months ended	Nine months ended
(in thousands, except per share data)	September 30, 2005	September 30, 2005
Net income, as reported	$12,858	$37,166
Add: Total stock-based employee compensation expense included in reported net income	841	2,781
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(43,154)	(60,795)

Pro forma net (loss)	$(29,455)	$(20,848)

Net income (loss) per common share:
As reported basic	$0.18	$0.52
Pro forma basic	$(0.41)	$(0.29)

As reported diluted	$0.17	$0.49
Pro forma diluted	$(0.41)	$(0.29)
Prior to January 1, 2006, the following methods and assumptions were used to determine the fair value of options granted. Options were priced based on the closing price of a share of our common stock at the date of grant. The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model. To determine the inputs for the Black-Scholes option pricing model we used the historical volatility of the Company’s stock to estimate expected volatility and the period of time that option grants were expected to be outstanding. The risk-free rate was based on the U.S. Treasury yield curve in effect at the time of grant for the estimated life of the option. The adoption of SFAS No. 123R did not change our accounting for restricted stock units.

	Three months ended	Nine months ended
	September 30, 2005	September 30, 2005
Expected dividend yield	0%	0%
Risk-free interest rate	4.03%	3.93%
Expected volatility	0.64	0.69
Expected life, in years	4.79	4.99
3. Net Income (Loss) Per Common Share
Net income (loss) per common share for the three and nine month periods ended September 30, 2006 and 2005 is based on weighted average shares outstanding as summarized in the following table:

	Three Months
	Ended September 30,
(in thousands)	2006	2005
Weighted-average shares — basic	78,583	72,007
Effect of dilutive stock options	2,106	4,023
Effect of convertible debt	—	—

Weighted-average shares — assuming dilution	80,689	76,030

	Nine Months
	Ended September 30,
	2006	2005
(in thousands)
Weighted-average shares — basic	78,196	71,709
Effect of dilutive stock options	—	4,109
Effect of convertible debt	—	—

Weighted-average shares — assuming dilution	78,196	75,818

Weighted-average shares issuable upon the exercise of stock options, which were not included in the diluted earnings per share calculation because they were not dilutive, were 9.0 million and 5.8 million for the three month periods ended September 30, 2006 and 2005, respectively and were 11.1 million and 5.7 million for the nine month periods ended September 30, 2006 and 2005, respectively. The potential dilutive shares related to our senior subordinated convertible notes issued in March 2004 are excluded from our diluted net income (loss) per share for the three and nine months ended September 30, 2006 and 2005 because their inclusion in a calculation of net income (loss) per share would be anti-dilutive. When dilutive, our diluted shares outstanding will be increased by up to 8.3 million shares and the net earnings (loss) used for earnings per share calculations would be adjusted, using the if-converted method. The Company estimates it would need to record annual net income of approximately $69.2 million, or quarterly net income of approximately $17.3 million, in order for the inclusion of the convertible debt to be dilutive to earnings per share.

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
Short-term marketable investments as of September 30, 2006 and December 31, 2005 are summarized in the following table:

	September 30,	December 31,
(in thousands)	2006	2005
Corporate notes (classified as held-to-maturity)	$—	$4,000
Government agencies (classified as held-to-maturity)	—	33,347
Auction rate securities (classified as available-for-sale)	76,951	15,720

Total	$76,951	$53,067

Long-term marketable securities as of September 30, 2006 and December 31, 2005 are summarized in the following table:

	September 30,	December 31,
(in thousands)	2006	2005
Equity securities (classified as available-for-sale)	$26,152	$23,952

Restricted marketable investments of $2.9 million and $8.7 million at September 30, 2006 and December 31, 2005, respectively, consist of United States government investments and certificates of deposit, and relate to the issuance of convertible debt in March 2004.
In September 2004, we acquired four million shares of SuperGen, Inc. (“SuperGen”) as part of a transaction that included obtaining the worldwide licensing rights for Dacogen. The investment is accounted for as long-term available for sale marketable securities. As such, unrealized gains and losses have been reported in accumulated other comprehensive income (loss). As of June 30, 2006, the fair value of MGI’s investment in SuperGen was $14.5 million and had been below our cost basis of $24.4 million for over six months. As a result, we determined that an other-than-temporary impairment had occurred and in accordance with SFAS 115 “Accounting for Certain Investments in Debt and Equity Securities”, the Company recorded an other-than-temporary impairment charge of $9.9 million in the second quarter of 2006. As of September 30, 2006, the fair value of our SuperGen investment was $18.6 million.
In addition to our investment in SuperGen, we also own an approximate 10 percent investment in MethylGene Inc. (“MethylGene”), a Canada-based biopharmaceutical company. MethylGene completed its initial public offering and began trading publicly on the Toronto Stock Exchange on June 29, 2004. MGI’s carrying value of the MethylGene investment prior to MethylGene’s initial public offering was $3.6 million. As of September 30, 2006, the fair value of our MethylGene investment was $7.5 million.
The unrealized gains (losses) for available for sale equity securities reported in accumulated other comprehensive income (loss) as of September 30, 2006 and December 31, 2005 are summarized as follows:

September 30, 2006
		Gross	Gross
		Unrealized	Unrealized	Fair
(in thousands)	Cost Basis	Gains	Losses	Value
Equity Securities (classified as available for sale)	$18,166	$7,986	$—	$26,152

December 31, 2005
		Gross	Gross
		Unrealized	Unrealized	Fair
(in thousands)	Cost Basis	Gains	Losses	Value
Equity Securities (classified as available for sale)	$28,046	$106	$(4,200)	$23,952

5. Inventories
Inventories at September 30, 2006 and December 31, 2005 are summarized as follows:

	September 30,	December 31,
(in thousands)	2006	2005
Raw materials and supplies	$658	$472
Work in process	953	1,274
Finished products	29,601	47,450
Inventory on consignment	180	196

Total	$31,392	$49,392

Inventories are stated at the lower of cost or market. Cost is determined on a first-in, first-out basis.
6. Accrued Expenses
Accrued expenses at September 30, 2006 and December 31, 2005 are summarized as follows:

	September 30,	December 31,
(in thousands)	2006	2005
Product rebate, administrative, and other fees	$23,974	$11,886
Product development	9,707	9,152
License fees	8,490	5,847
Other bonuses	4,000	6,007
Field sales bonuses	3,542	1,306
Vacation	3,141	2,295
Retirement plan	1,824	3,088
Payroll benefits	1,214	1,497
Marketing	770	648
Product return	618	1,684
Interest	515	2,189
Other	4,761	8,451

Total	$62,556	$54,050

7. Acquisitions
On October 3, 2005, Granite Acquisition, Inc., a Delaware corporation and wholly owned subsidiary of MGI, merged with and into Guilford Pharmaceuticals Inc., a Delaware corporation now known as MGI GP, Inc. (“Guilford” or “MGI GP”), with Guilford surviving as a wholly owned subsidiary of MGI (the “Guilford Merger”). Upon closing of the Guilford Merger, all shares of Guilford common stock were exchanged for the right to receive an aggregate of approximately 5.3 million shares of MGI PHARMA common stock plus approximately $53.9 million in cash, which represented $3.75 per Guilford share of common stock, based on the average closing price of MGI’s common stock over a five trading day period ended on September 27, 2005, or total consideration of $176.1 million to Guilford shareholders. The transaction was accounted for as a purchase business combination. Commencing October 3, 2005, the results of Guilford’s operations have been included in our consolidated financial statements.
Purchase Price: The purchase price is as follows:

(In thousands)
Purchase of Guilford – cash consideration	$53,888
Purchase of Guilford – equity consideration	122,246
Extinguishment of Guilford’s revenue interest obligation agreement with Paul Royalty Fund, L.P. and Paul Royalty Fund, II, L.P.	59,891
Repurchase of Guilford’s convertible debt	69,249
Transaction costs and fees	15,569

Purchase price	$320,843

The purchase price was allocated to the tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values at the acquisition date. In accordance with SFAS No. 141, the excess of the purchase price over the fair values of the assets and liabilities was allocated to goodwill. The determination of fair value requires management to make significant estimates and assumptions. We engaged an independent third party to assist in the valuation of assets that were difficult to value.
Subsequent to the preliminary allocation of the purchase price, information became available that has assisted us in determining the fair value of the acquired identifiable intangible asset for Aggrastat® injection (“Aggrastat”), the liability assumed under a non-cancelable Manufacturing and Supply Agreement with Baxter Healthcare Corporation (“Baxter”), other miscellaneous liabilities and receivables, and inventory. The following table summarizes the final purchase price allocation to estimated fair values of the assets acquired and liabilities assumed as of the acquisition date:

(In thousands)
Cash and cash equivalents	$19,500
Short-term marketable investments	2,978
Restricted marketable investments	15,930
Investments held by SNDC	21,262
Receivables, net	4,328
Inventories	7,957
Other current assets	1,394
Goodwill	53,594
In-process research and development	156,900
Acquired identifiable intangible assets	83,199
Equipment, furniture, and leasehold improvements, net	1,768
Other assets	2,810
Accounts payable	(7,072)
Accrued expenses	(15,548)
Long-term debt	(3,757)
Other liabilities	(6,366)
Minority interest	(18,034)

Total purchase price	$320,843

The amount allocated to acquired identifiable intangible assets has been attributed to the following identifiable assets:

(in thousands)
Gliadel Wafer	$62,300
Aggrastat Injection	20,899

Total acquired identifiable intangible assets	$83,199

Acquired identifiable intangible assets relate to product rights for Gliadel and Aggrastat. The estimated fair value of Gliadel was derived using the income method. The estimated fair value attributed to Gliadel will be amortized on a straight-line basis over 15 years. While patent protection for Gliadel ended in August 2006, during September 2004, the U.S. Food and Drug Administration (“FDA”) notified Guilford that Gliadel was entitled to market exclusivity for the treatment of patients with malignant glioma undergoing primary surgical resection until February 2010, under applicable orphan drug laws. In addition, Gliadel is manufactured using a proprietary process. We believe that this proprietary process will provide a significant barrier to future, generic competition. The initial estimated fair value of the Aggrastat intangible asset was derived using the income method, however, this initial allocation was still subject to change as we were seeking market participant data to complete the purchase price allocation. During the third quarter of 2006, we completed the purchase price allocation for Aggrastat when MGI sold its product rights for Aggrastat to Medicure, Inc. Aggrastat was being amortized on a straight-line basis over 5 years from the date of acquisition, which was the estimate of the life of the product.
Pro forma results of operations: The following unaudited pro forma information for the three and nine months ended September 30, 2005 presents a summary of the combined results of MGI and Guilford as if the acquisition had occurred on January 1, 2005. The pro forma information is not necessarily indicative of results that would have occurred had the acquisition been consummated for the periods presented or indicative of results that may be achieved in the future.

	Three months ended	Nine months ended
(in thousands)	September 30, 2005	September 30, 2005
Total revenues	$80,623	$233,407
Net loss	(5,396)	(33,418)
Pro forma loss per common share:
Basic and diluted	$(0.07)	$(0.43)
8. Divestiture
On August 8, 2006, MGI entered into an agreement to sell its product rights for Aggrastat to Medicure (“Purchase Agreement”) for net cash of $17.2 million and the assumption by Medicure of the minimum inventory purchase obligations under the terms of MGI’s agreement with Baxter (“Baxter Agreement”), subject to MGI’s retention of $2.5 million of purchase obligations through 2009.

(in thousands)
Total cash received from Medicure	$19,759
Baxter liability assumed by Medicure	2,476

Total sales price	22,235
Book value of Aggrastat intangible	(19,376)
Book value of inventory purchased by Medicure	(859)
Payment to Merck to relieve obligation	(2,000)
Transaction costs	(546)

Loss on sale of Aggrastat	$(546)

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the loss from the sale of Aggrastat of $0.5 million was accounted for as an operating expense in the third quarter of 2006.
Product sales for Aggrastat for the three and nine months ended September 30, 2006 were as follows:

	Three months ended	Nine months ended
(in thousands)	September 30, 2006	September 30, 2006
Product sales	$883	$5,760
9. Goodwill
The changes in the net carrying amount of goodwill for the nine months ended September 30, 2006 are as follows:

(in thousands)
Balance at December 31, 2005	$70,203
Valuation of Baxter loss contract	(723)
Valuation of inventory	(991)
Adjustments of other miscellaneous liabilities and receivables	(746)
Valuation of Aggrastat Injection intangible asset	(14,149)

Balance at September 30, 2006	$53,594

10. Stockholders’ Equity
Changes in selected Stockholders’ equity accounts for the nine months ended September 30, 2006 were as follows:

			Additional		Accumulated other
	Common Stock		paid-in	Unearned	comprehensive
(in thousands)	Shares	Par value	capital	compensation	income (loss)
Balance at December 31, 2005	77,584	$776	$557,841	$(6,013)	$(4,098)
Exercise of stock options, including income tax benefit of $191	897	9	6,218	—	—
Employee retirement plan contribution	155	2	2,673	—	—
Shares issued pursuant to employee stock purchase plan	88	1	1,387	—	—
Restricted stock, net of shares withheld for tax	55	—	5,054	(5,054)	—
Employee stock option compensation expense	—	—	3,430	2,907	—
Unrealized gain and recognition of other-than-temporary impairment on available for sale investments	—	—	—	—	12,083
Other issuances	4	—	510	—	—

Balance at September 30, 2006	78,783	$788	$577,113	$(8,160)	$7,985

11. Research and Development Expense
Research and development expense for the three and nine month periods ended September 30, 2006 and 2005 consists of the following:

	Three Months Ended September 30,
(in thousands)	2006	2005
License fees	$26	$50
Other research and development	21,147	14,705

Total	$21,173	$14,755

	Nine Months Ended September 30,
(in thousands)	2006	2005
License fees	$76	$50
Other research and development	72,255	39,407

Total	$72,331	$39,457

12. Comprehensive Income (Loss)
Total comprehensive income (loss) consists of net income (loss) and other comprehensive income (loss), which consists of unrealized gains and losses on available-for-sale investments and foreign currency translation adjustments. Other comprehensive income (loss) has no impact on our net income (loss) but is reflected in our balance sheet through an adjustment to stockholders’ equity. The components of comprehensive income (loss) are as follows:

	Three Months Ended September 30,
(in thousands)	2006	2005
Net income, as reported	$1,724	$12,858
Unrealized gain	5,821	5,117
Foreign currency translation adjustment	—	—

Comprehensive income	$7,545	$17,975

	Nine Months Ended September 30,
(in thousands)	2006	2005
Net income (loss), as reported	$(20,519)	$37,166
Unrealized gain (loss) and recognition of other-than-temporary impairment from securities classified as available for sale	12,080	(4,144)
Foreign currency translation adjustment	3	—

Comprehensive income (loss)	$(8,436)	$33,022

13. Licensing Arrangements
Technology Out-License Arrangements
Dacogen Injection
In July 2006, we entered into a license agreement with Cilag GmbH, a Johnson & Johnson (JNJ) company, granting exclusive development and commercialization rights for Dacogen™ (decitabine) for Injection in all territories outside North America to Janssen-Cilag companies, members of the Johnson & Johnson family of companies. MGI and the Janssen-Cilag companies will jointly implement a strategic plan for the global clinical development of Dacogen. Under the terms of this agreement, we will retain all commercialization rights to Dacogen in North America. Janssen-Cilag companies will be responsible for conducting regulatory and commercial activities related to Dacogen in all territories outside North America, while we retain responsibility for all activities in the United States, Canada and Mexico. Pursuant to the terms of this agreement, we received from Cilag GmbH an upfront payment of $10 million and may earn milestone payments totaling more than $37 million should all specified clinical development, regulatory, and commercial goals be achieved. Under the terms of the Dacogen license agreement between us and SuperGen, Inc., we will share these upfront and milestone payments from Cilag GmbH with SuperGen. In addition to the previously described payments, in the three years from the date of the agreement, we will receive from Cilag GmbH research and development support totaling $25 million related to specified clinical development activities, of which $6 million had been received as of September 30, 2006. We will receive a royalty from Cilag GmbH on net sales of Dacogen in each of the countries covered by this agreement.
Technology In-License Arrangements
Dacogen Injection
In September 2004, we obtained exclusive worldwide rights to the development, commercialization, manufacturing and distribution of Dacogen for all indications from SuperGen. Dacogen is an anti-cancer therapeutic approved by the FDA on May 2, 2006 for the treatment of patients with myelodysplastic syndrome (“MDS”). Given the broad activity of Dacogen in hematologic cancers, a pivotal program in patients with acute myeloid leukemia (“AML”) was initiated in 2005. We have assumed responsibility for development of other indications for Dacogen. Under the terms of our agreement with SuperGen, we paid $40 million to SuperGen and we incurred $1.1 million of transaction fees, including legal and accounting fees. We received four million shares of SuperGen that were valued at $24.4 million on the purchase date and are reported as an available-for-sale equity security. (See Note 4 for discussion on changes in the value of our SuperGen investment). The difference between total consideration ($41.1 million) and the fair value of the equity investment ($24.4 million) of $16.7 million was recorded as research and development expense in the third quarter of 2004. We expensed a total of $12.5 million in milestone obligations during 2004 for: (1) the filing of the NDA for Dacogen with the FDA and (2) a Marketing Authorization Application (“MAA”) filing with the EMEA. In the second quarter of 2006, we paid to SuperGen a milestone payment of $20 million for the first commercial sale of Dacogen in the United States. We expect to make additional milestone payments totaling $12.5 million upon achievement of regulatory and commercialization milestones in Europe and Japan. Subject to certain limitations, we will also pay SuperGen 50 percent of certain revenue payable as a result of our sublicensing rights to market, sell or distribute Dacogen, to the extent such revenues are in excess of the milestone payments. In addition, SuperGen will receive a royalty on annual worldwide net sales of licensed product starting at 20 percent and escalating to a maximum of 30 percent. In the third quarter of 2006, we paid $5.0 million to SuperGen related to sublicensing revenue from Cilag GmbH. We also committed to fund at least $15 million of further Dacogen development costs by September 1, 2007, all of which had been incurred by December 2005.

14. Subsequent Events
Saforis approvable letter
On October 12, 2006, MGI received an approvable letter from the FDA for Saforis™ (glutamine) Powder in UpTec™ for Oral Suspension (“Saforis”), an investigational therapy for the treatment and prevention of oral mucositis in patients undergoing mucotoxic cancer therapy. This letter indicates that Saforis is approvable, and the FDA has requested an additional phase 3 trial to evaluate the efficacy of Saforis in the proposed indication. The company is currently evaluating options for this product candidate.
Revolving Credit Facility
On October 18, 2006, MGI together with our wholly-owned subsidiaries MGI GP, Inc. and MGI OM, Inc. (collectively with us, the “Borrowers”), certain of our indirect and direct subsidiaries as guarantors (together with the Borrowers, the “Loan Parties”), entered into a credit agreement (the “Credit Agreement”) and related security and other agreements (together with the Credit Agreement, the “Loan Documents”) for a revolving credit facility with the Lenders thereto, and JPMorgan Chase Bank, N.A. (“Chase”), as administrative agent, sole bookrunner and sole lead arranger.
The revolving credit facility provides financing for three years of up to $75 million, subject to the borrowing base. The borrowing base equals the sum of 85% of the aggregate face amount of the Borrowers’ eligible accounts receivable (net of certain chargeback reserves and distribution fees), less certain reserves. The revolving credit facility provides that we have the right at any time to request up to $25 million of additional commitments under this facility. If we were to request any such additional commitments and the existing lenders or new lenders were to agree to provide such commitments, the facility size could be increased to up to $100 million, but our ability to borrow under this facility would still be limited by the amount of the borrowing base.
Borrowings under the revolving credit facility bear interest at a rate equal to, at our option, either (a) a base rate determined by reference to the higher of (1) Chase’s prime lending rate and (2) the federal funds effective rate plus 0.5% or (b) a Eurodollar rate (LIBOR) determined by reference to the costs of funds for U.S. dollar deposits in the London interbank market for the interest period relevant to such borrowing adjusted for certain additional costs, in each case plus an applicable margin. The applicable margin for borrowings under our new revolving credit facility ranges from 0.00% to 0.25% for base rate borrowings and 0.75% to 1.75% for Eurodollar borrowings, subject to adjustment based on the average liquidity of the Borrowers, calculated as set forth in the Credit Agreement.
In addition to paying interest on outstanding principal under our new revolving credit facility, we are required to pay a commitment fee of 0.125% per annum in respect of the unutilized commitments thereunder. We must also pay customary letter of credit fees and agency fees.
Restructuring
On October 24, 2006, MGI implemented a plan of organizational restructuring (the “Plan”, approved by management on October 20, 2006) in order to better align our workforce and resources with our operational objectives. Under the Plan, we expect to lower our cost structure by (i) reducing total workforce by approximately 10%, or 56 positions, (ii) consolidating drug development functions at one location, (iii) in connection with that consolidation, relocating up to approximately 35 positions, and (iv) consolidating our Baltimore operations from two facilities to one facility.
We estimate that, under the Plan, we will incur approximately $3 million of costs for severance benefits and $2 million of costs associated with other activities, including staff relocations and interim stay-on incentives. We expect approximately $2 million of these costs to be expensed in the fourth quarter of 2006, and the remaining approximately $3 million to be expensed in 2007. All of the foregoing costs are cash outlays. The reduced cost structure resulting from implementation of the Plan is expected to provide savings of approximately $6 million in annual compensation expense in 2007, and approximately $7 million in annual compensation expense in future years.
Under the Plan, we expect to incur additional costs related to preparing the site where we will consolidate our development activities, and related to consolidating our Baltimore facilities. At this time, we are unable to make an estimate of the expected future savings, associated charges and cash outlays resulting from these facility consolidations. We expect that these facility consolidations will be completed by the end of 2007.

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
The forward-looking statements may cover, but are not necessarily limited to, the following topics: (1) efforts to market, sell and distribute Aloxi® Injection in the United States and Canada; (2) efforts to market, sell and distribute Gliadel® Wafer; (3) efforts to develop, market, sell, and distribute Dacogen™ for Injection (4) the clinical development of Dacogen™ for Injection, Saforis™ Powder for Oral Suspension, amolimogene bepiplasmid (formerly known as ZYC101a), Aloxi® Injection for PONV, Aquavan® Injection, and other clinical compounds; (5) efforts to secure adequate supply of the active pharmaceutical ingredients for clinical development and commercialization; (6) efforts to manufacture drug candidates for clinical development and eventual commercial supply; (7) strategic plans; (8) anticipated expenditures and the potential need for additional funds; and (9) specific guidance we give regarding our current expectations of our future operating results.
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
We have registered “Hexalen®,” Salagen®,” “Aquavan®,” and “Gliadel®” as trademarks with the U.S. Patent and Trademark Office, and own pending trademark applications for the marks “Saforis™” and “UpTec™”. All other trademarks used in this report are the property of their respective owners. “Aloxi®” is a registered trademark of Helsinn Healthcare SA. “Dacogen™” is a trademark of SuperGen, Inc. “Aggrastat®” is a registered trademark of Medicure Inc.
Management’s Discussion and Analysis of Financial Condition and Results of Operations
Business Overview —
MGI PHARMA, INC. (including its subsidiaries, “MGI,” “MGI PHARMA,” “we,” or the “Company”) is a biopharmaceutical company focused in oncology and acute care that acquires, researches, develops and commercializes proprietary pharmaceutical products that address the unmet needs of patients. It is our goal to become a leading biopharmaceutical company through application of our core competencies of product research, acquisition, development and commercialization, which we apply toward our portfolio of oncology and acute care products and product candidates. We acquire intellectual property or product rights from others after they have completed the basic research to discover the compounds that will become our product candidates or marketed products. This allows us to concentrate our skills on focused research, product development and commercialization. We have facilities in Bloomington, Minnesota; Lexington, Massachusetts; and Baltimore, Maryland.
We market products directly to physician specialists and hospitals in the United States using our own sales force. Our marketable products include Aloxi (palonosetron hydrochloride) Injection (“Aloxi”), Gliadel (polifeprosan 20 with carmustine implant) Wafer (“Gliadel”), Dacogen (decitabine) for Injection (“Dacogen”), Salagen (pilocarpine hydrochloride) Tablets (“Salagen”), and Hexalen (altretamine) Capsules (“Hexalen”).
The following tables set forth summary information about our marketable products and our product candidates and research pipeline:
MARKETABLE PRODUCTS

Products	Principal Indications	Status	Commercial Rights
Aloxi Injection	CINV	Currently marketed	U.S. & Canada: MGI PHARMA

Dacogen for Injection	MDS	Currently marketed	North America: MGI PHARMA Rest of World: Cilag GmbH

Gliadel Wafer	Malignant glioma at time of initial surgery	Currently marketed	U.S.: MGI PHARMA Outside U.S.: Various collaborators

	Glioblastoma multiforme (“GBM”)	Currently marketed	U.S.: MGI PHARMA Outside U.S.: Various collaborators

Salagen Tablets	Symptoms of radiation-induced dry mouth in head and neck cancer patients Dry mouth, plus dry eyes outside the U.S., in Sjögren’s syndrome patients	Currently marketed	U.S.: MGI PHARMA Europe: Novartis Canada: Pfizer Rest of World: Various other collaborators

Hexalen capsules	Ovarian Cancer	Currently marketed	U.S.: MGI PHARMA Outside U.S.: Various collaborators

We believe we have a strong portfolio focused in oncology and acute care related product candidates. Our current product candidates are a mixture of late stage and earlier stage opportunities. The late stage product candidates include oncology (Dacogen) and supportive care (Saforis Powder for Oral Suspension (“Saforis”)) products, as well as a biologics candidate amolimogene bepiplasmid (formerly known as ZYC101a), and two product candidates from our acute care franchise (Aloxi for PONV and Aquavan, a minimal to moderate sedative agent for patients undergoing short diagnostic or surgical procedures, obtained in our acquisition of Guilford).
PRODUCT CANDIDATES AND RESEARCH PIPELINE

Products	Principal Indications	Status	Sponsor
Aloxi Injection	PONV	Phase 3	Helsinn Healthcare

Aloxi Capsules	CINV	Phase 3	Helsinn Healthcare

Dacogen for Injection	AML	Phase 2 & 3	MGI PHARMA

Aquavan Injection	Minimal to moderate sedation of patients undergoing brief diagnostic or surgical procedures	Phase 3	MGI PHARMA

Saforis Powder for Oral Suspension	Oral mucositis	FDA approvable letter received October 12, 2006	MGI PHARMA

amolimogene bepiplasmid (formerly known as ZYC101a)	Cervical dysplasia	Pivotal program ongoing	MGI PHARMA

irofulven	Hormone refractory prostate cancer	Phase 2	MGI PHARMA
	Liver cancer, inoperable	Phase 2	MGI PHARMA
	Combination with oxaliplatin	Phase 2	MGI PHARMA

ZYC300	Solid tumors	Phase 1/2	MGI PHARMA

PARP Inhibitors	Cancer chemosensitization and radiosensitization	Preclinical	MGI PHARMA

GCP II Inhibitors	Chemotherapy induced neuropathy	Preclinical	MGI PHARMA

MG98	Renal cell cancer	Phase 2	MethylGene
In the third quarter of 2003, Aloxi was approved by the FDA for the prevention of acute and delayed chemotherapy-induced nausea and vomiting (“CINV”), and we began promoting it. Given the large market in which Aloxi competes and its favorable clinical profile, sales of Aloxi substantially exceeded the third quarter and year-to-date 2006 sales of our other products, and the results of our operations are highly correlated to the success of this product. We obtained exclusive U.S. and Canadian license and distribution rights to Aloxi for CINV from Helsinn Healthcare SA (“Helsinn”) in April 2001. In November 2003, we and Helsinn expanded the scope of the agreement to include rights for the prevention of postoperative nausea and vomiting (“PONV”) application of Aloxi and an oral Aloxi formulation (“Aloxi Capsules”).
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
In September 2004, we obtained exclusive worldwide rights to the development, commercialization, manufacturing and distribution of Dacogen for all indications from SuperGen, Inc. Dacogen is an anti-cancer therapeutic for the treatment of patients with MDS including previously treated and untreated, de novo, and secondary MDS of all French-American-British (“FAB”) subtypes (refractory anemia, refractory anemia with ringed sideroblasts, refractory anemia with excess blasts, refractory anemia with excess blasts in transformation, and chronic myelomonocytic leukemia), and Intermediate-1, Intermediate-2, and High-Risk International Prognostic Scoring System (“IPSS”) groups. An NDA for Dacogen for the treatment of MDS was submitted for marketing approval by the FDA in the United States. A pivotal phase 3 trial and two supporting phase 2 trials for the MDS indication formed the clinical basis of the NDA approved by the FDA on May 2, 2006. A regulatory application before the European Medicines Agency (“EMEA”) in Europe was withdrawn in November 2005. We, along with our partner Cilag GmbH, are working to determine what type of additional clinical information will be needed to support a resubmission of the European application. Given the broad activity of Dacogen in hematologic cancers, a pivotal program in patients with acute myeloid leukemia (“AML”) was initiated in 2005. This program includes one phase 2 trial and one phase 3 trial in elderly patients with AML. In August 2006, the FDA and the EMEA granted Dacogen orphan drug designation for the indication of AML.
In March 2006, the Aquavan (fospropofol disodium) Injection (“Aquavan”) pivotal program was initiated. This program consists of two randomized, double-blind, multicenter phase 3 trials and an open label safety study. The first phase 3 trial involving 300 patients undergoing colonoscopy was completed successfully, having achieved the primary endpoint. The second phase 3 study is ongoing and will enroll 250 patients undergoing bronchoscopy. The primary endpoint of both trials is sedation success. Secondary endpoints include treatment success, amnestic effect, recovery, and patient willingness to be treated again. In addition to the two phase 3 trials, an open label, multi-center safety study will be conducted in 125 patients undergoing minor procedures, including arthroscopy, bunionectomy, dilation and curettage, upper endoscopy, hysteroscopy, lithotripsy, arterio-venous shunt placement, and trans-esophageal echocardiograms. The goal of this study is to assess the safety of Aquavan Injection in a variety of minor procedures.
Saforis (glutamine in UpTec) Powder for Oral Suspension (“Saforis”), an oral formulation of glutamine in a proprietary delivery system designed to increase uptake of glutamine by the oral mucosa, is an investigational drug for the prevention and treatment of oral mucositis in patients receiving mucotoxic cancer therapy. An NDA for Saforis was submitted to the FDA for review in April 2006. On June 12, 2006, the FDA accepted the NDA for Saforis for priority review with a Prescription Drug User Fee Act (“PDUFA”) goal date of October 12, 2006. One pivotal phase 3 trial and several supportive studies form the foundation of the Saforis NDA. The pivotal phase 3 trial of Saforis was successfully completed in 326 patients with breast cancer who were receiving anthracycline-based chemotherapy regimens. This trial met its primary endpoint, a reduction in incidence and severity of oral mucositis. On October 12, 2006, MGI received an approvable letter from the FDA for Saforis. This letter indicates that Saforis is approvable, and the FDA has requested an additional phase 3 trial to evaluate the efficacy of Saforis in the proposed indication.
On August 8, 2006, MGI entered into an agreement to sell its product rights for Aggrastat to Medicure (“Purchase Agreement”) for net cash of $17.2 million and the assumption by Medicure of the minimum inventory purchase obligations under the terms of MGI’s agreement with Baxter Healthcare Corporation (“Baxter Agreement”), subject to MGI’s retention of $2.5 million of purchase obligations through 2009.
On October 24, 2006, MGI implemented a plan of organizational restructuring (the “Plan”, approved by management on October 20, 2006) in order to better align our workforce and resources with our operational objectives. Under the Plan, we expect to lower our cost structure by (i) reducing total workforce by approximately 10%, or 56 positions, (ii) consolidating drug development functions at one location, (iii) in connection with that consolidation, relocating up to approximately 35 positions, and (iv) consolidating our Baltimore operations from two facilities to one facility.
Results of Operations
The three and nine months ended September 30, 2006 compared to the three and nine months ended September 30, 2005:
Revenues
Total revenues in the three and nine months ended September 30, 2006 increased 43 percent and 32 percent, respectively, over total revenues in the three and nine months ended September 30, 2005.

	Three Months Ended September 30,
(in thousands)	2006	2005	Change	% Change
Product sales:
Aloxi Injection	$70,357	$63,605	$6,752	11%
Gliadel Wafer	9,538	—	9,538	—
Dacogen	11,917	—	11,917	—
Salagen Tablets	1,605	1,765	(160)	(9)
Hexalen Capsules	787	752	35	5
Aggrastat Injection	883	—	883	—
Other	453	326	127	39

Total product sales	95,540	66,448	29,092	44

Licensing and other	1,459	1,410	49	3

Total revenues	$96,999	$67,858	$29,141	43

	Nine Months Ended September 30,
(in thousands)	2006	2005	Change	% Change
Product sales:
Aloxi Injection	$201,095	$181,514	$19,581	11%
Gliadel Wafer	27,630	—	27,630	—
Dacogen	17,134	—	17,134	—
Salagen Tablets	4,627	8,736	(4,109)	(47)
Hexalen Capsules	2,227	1,958	269	14
Aggrastat Injection	5,760	—	5,760	—
Other	783	1,944	(1,161)	(60)

Total product sales	259,256	194,152	65,104	34

Licensing and other	3,100	4,103	(1,003)	(24)

Total revenues	$262,356	$198,255	$64,101	32

Product Sales: Product sales revenue in the three and nine months ended September 30, 2006 increased 44 percent and 34 percent over product sales for the comparable periods in 2005. The primary reasons for the increase were increased sales of Aloxi, the sales of Gliadel and Aggrastat (products acquired in our acquisition of Guilford during the fourth quarter of 2005), and the commercial launch of Dacogen in the second quarter of 2006. These increases were partially offset by decreases in sales of our Salagen Tablets. Additional information relating to specific product sales is as follows.
•	Aloxi net sales revenue was $70.4 million, or 74 percent, and $201.1 million, or 78 percent of our product sales revenue for the three and nine months ended September 30, 2006, respectively. This compares with Aloxi net sales revenue of $63.6 million, or 96 percent, and $181.5 million, or 93 percent, of our product sales revenue for the three and nine months ended September 30, 2005.

•	Gliadel net sales revenue was $9.5 million, or 10 percent, and $27.6 million, or 11 percent of our product sales revenue for the three and nine months ended September 30, 2006 respectively. Because Gliadel was a product we acquired in our purchase of Guilford during the fourth quarter of 2005, we had no comparable sales for the three and nine months ended September 30, 2005.

•	Dacogen net sales revenue was $11.9 million, or 12 percent, and $17.1 million, or 7 percent of our product sales revenue for the three and nine months ended September 30, 2006, respectively. We began our commercial launch of Dacogen during the second quarter of 2006.

•	Salagen net sales continued to decline from historical levels. Salagen net sales revenue was $1.6 million, or 2 percent, and $4.6 million, or 2 percent of our product sales revenue for the three and nine months ended September 30, 2006. This compares with Salagen net sales revenue of $1.8 million, or 3 percent, and $8.7 million, or 4 percent of our product sales revenue for the three and nine months ended September 30, 2005. This decline began as a result of the FDA approval of a competitor’s Abbreviated New Drug Application (“ANDA”) for a generic 5 milligram pilocarpine hydrochloride tablet in December 2004. Since then, three additional ANDAs have been approved by the FDA, two of which were approved in 2005 and an additional ANDA was approved in 2006 that included the approval of the first generic 7.5 milligram pilocarpine hydrochloride tablet. We suspended promotion of Salagen in 2005.
At September 30, 2006, we estimate the days of sales in inventory in the distribution channel utilized by the Company was materially unchanged when compared to inventory levels at June 30, 2006. These estimates are based on inventory levels provided by our wholesalers, historical and current sales trends and the timing of charge-back claims.
Licensing and other: Licensing and other revenue increased 3 percent to $1.5 million in the three months ended September 30, 2006 from $1.4 million in the three months ended September 30, 2005 and decreased 24 percent to $3.1 million in the nine months ended September 30, 2006 from $4.1 million in the nine months ended September 30, 2005. Licensing revenue is a combination of deferred revenue amortization that is recognized over the term of the underlying arrangement and royalties that are recognized when the related sales occur. Future licensing revenue will fluctuate from quarter to quarter depending on the level of recurring royalty generating activities and changes in amortization of deferred revenue, including the initiation or termination of licensing arrangements.

Costs and Expenses

	Three Months Ended September 30,
(in thousands)	2006	2005	Change	% Change
Costs and expenses:
Cost of sales	$34,882	$23,432	$11,450	49%
Selling, general and administrative	38,390	16,725	21,665	130
Research and development	21,173	14,755	6,418	43

Total	$94,445	$54,912	$39,533	72

	Nine Months Ended September 30,
(in thousands)	2006	2005	Change	% Change
Costs and expenses:
Cost of sales	$97,037	$68,268	$28,769	42%
Selling, general and administrative	105,375	52,316	53,059	101
Research and development	72,331	39,457	32,874	83

Total	$274,743	$160,041	$114,702	72

Cost of sales: Cost of sales as a percentage of product sales was 37 percent for both the three and nine months ended September 30, 2006. This compares to cost of sales as a percentage of product sales of 35 percent for the comparable periods in 2005. This increase in cost of sales is primarily due to a change in sales mix resulting from the addition of Gliadel and Aggrastat products (acquired in our acquisition of Guilford during the fourth quarter of 2005), where cost of sales contains amortization of intangible assets following the Guilford acquisition, and the decrease in Salagen product sales, which has a higher margin than our other currently marketed products. Cost of sales may vary from quarter to quarter depending on the product mix and production costs.
Selling, general and administrative: Selling, general and administrative expenses increased 130 percent to $38.4 million in the three months ended September 30, 2006 from $16.7 million in the three months ended September 30, 2005 and increased 101 percent to $105.4 million in the nine months ended September 30, 2006 from $52.3 million in the nine months ended September 30, 2005. The increase is primarily a result of investment in Aloxi, launch related expenses related to Dacogen, and the expansion of the acute care sales force. The increase also reflects higher ongoing selling, general and administrative activities following the Guilford acquisition.
Research and development: Research and development expense increased 43 percent to $21.2 million in the three months ended September 30, 2006 from $14.8 million in the three months ended September 30, 2005 and increased 83 percent to $72.3 million in the nine months ended September 30, 2006 from $39.5 million in the nine months ended September 30, 2005. The increase primarily represents increased spending on development programs for the late-stage product candidates in our pipeline, such as Aquavan, Dacogen, amolimogene bepiplasmid, and Saforis. The increase also reflects other ongoing research and development activities acquired in the Guilford acquisition. Research and development activities related to SNDC totaling $3.9 million are included for the nine months ended September 30, 2006. The impact of these expenses is reversed as minority interest prior to computing pre-tax net loss.
Interest Income and Expense and Other Income

	Three Months Ended September 30,
(in thousands)	2006	2005	Change	% Change
Interest income	$1,364	$1,963	$(599)	(31)%
Interest expense	(1,891)	(1,754)	(137)	(8)
Other income	202	—	202	NM	*

Total	$(325)	$209	$(534)	NM	*

*	Not Meaningful

	Nine Months Ended September 30,
(in thousands)	2006	2005	Change	% Change
Interest income	$3,881	$5,067	$(1,186)	(23)%
Interest expense	(5,813)	(5,263)	(550)	(10)
Other-than-temporary impairment of investment	(9,880)	—	(9,880)	NM	*
Other income	257	—	257	NM	*

Total	$(11,555)	$(196)	$(11,359)	NM	*

*	Not Meaningful
Interest Income: Interest income decreased 31 percent to $1.4 million in the three months ended September 30, 2006 from $2.0 million in the three months ended September 30, 2005 and decreased 23 percent to $3.9 million in the nine months ended September 30, 2006 from $5.1 million in the nine months ended September 30, 2005. The decrease was due to a decrease in the average amount of funds available for investment, $109.1 million and $190.2 million for the three months ended September 30, 2006 and 2005, respectively, and $114.4 million and $210.0 million for the nine months ended September 30, 2006 and 2005, respectively, which was partially offset by the increase in the effective interest rates received on our cash and marketable investments, 5.35% and 3.28% for the three months ended September 30, 2006 and 2005, respectively, and 4.68% and 2.92% for the nine months ended September 30, 2006 and 2005, respectively. Interest income for 2006 will fluctuate depending on the timing of cash flows and changes in interest rates for marketable investments.
Interest Expense: Interest expense increased 8 percent to $1.9 million in the three months ended September 30, 2006 from $1.8 million in the three months ended September 30, 2005 and increased 10 percent to $5.8 million in the nine months ended September 30, 2006 from $5.3 million in the nine months ended September 30, 2005. The increase for the three and nine months ended September 30, 2006 was due to the inclusion of financial obligations acquired from Guilford.
Other-than-temporary Impairment of Investment: In the second quarter of 2006, we recorded a $9.9 million impairment charge to our investment in SuperGen. This investment is accounted for as a long term available-for-sale marketable security carried at fair value with unrealized gains and losses reported in accumulated other comprehensive income (loss), or if the fair value of the investment is determined to be other than temporarily impaired, the loss is recognized in earnings. We determined that the decline in the SuperGen stock to $14.5 million at June 30, 2006 resulted in an other-than-temporary impairment of this asset, requiring a $9.9 million charge in the quarter ended June 30, 2006. Refer to Note 4 in the Notes to Condensed Consolidated Financial Statements for additional information.
Other income: In the acquisition of Guilford, we acquired warrants issued by Guilford to investors in Symphony Neuro Development Company (“SNDC”) and warrants that had been issued by Guilford to investors in connection with a Private Investment in Public Equity (“PIPE”). The SNDC and PIPE warrants are classified as liabilities and are measured at fair value, with changes in fair value reported in earnings. The change in fair value of these warrant liabilities for the three and nine months ended September 30, 2006 was $0.2 million and $0.3 million, respectively.
Provision for Income Taxes
Tax expense for the three months ended September 30, 2006 was $505,000 and represented $42,000 in federal alternative minimum taxes and $463,000 in state taxes. Tax expense for the nine months ended September 30, 2006 was $458,000 and represented $132,000 in federal alternative minimum taxes and $480,000 in state taxes offset by $154,000 in tax benefits realized on the sale of unused New Jersey State net operating losses and research and development credits under the state of New Jersey’s Technology Business Tax Certificate Transfer Program. We continue to maintain a valuation allowance against our deferred tax assets. If and when it is judged to be more-likely-than-not that we will be able to utilize some or all of our deferred tax assets, the related valuation allowance will be reduced and a tax benefit will be recorded, and the portion of the allowance pertaining to the exercise of stock options will increase additional paid-in capital. The benefits realized from the use of acquired net operating losses and credits will first reduce to zero the intangible assets related to the acquisitions and then reduce tax expense. Then, for subsequent tax periods, our tax provision would likely reflect normal statutory tax rates, and utilization of our deferred tax attributes would reduce our deferred tax asset balance. The timing of this valuation allowance adjustment is primarily dependent upon the demonstration of consecutive quarters of profitability.
Net Income (Loss)
We reported net income of $1.7 million and $12.9 million for the three months ended September 30, 2006 and 2005, respectively, and net (loss) income of $(20.5) million and $37.2 million for the nine months ended September 30, 2006 and 2005, respectively. The primary reasons for the decrease in net income for the three and nine months ended September 30, 2006 were the increased research and development cost of $6.4 million and $32.9 million, respectively, primarily related to our pivotal programs such as Aquavan, Dacogen, amolimogene bepiplasmid, and Saforis and ongoing research and development activities acquired in the Guilford acquisition. There was also an increase in our selling, general and administrative costs of $21.7 million and $53.1 million, respectively, primarily related to the expansion of the acute care sales force, launch related expenses related to Dacogen, and ongoing selling, general and administrative activities following the Guilford acquisition. In addition, in the second quarter of 2006, we recorded a $9.9 million other-than-temporary impairment to our investment in SuperGen.
Liquidity and Capital Resources
At September 30, 2006, we had cash, cash equivalents and unrestricted marketable debt investments of $127 million and working capital of $216 million, compared with $104 million and $209 million, respectively, at December 31, 2005. Subsequent to September 30, 2006, we entered into a 3-year, $75 million revolving line of credit with an option to increase the facility to $100 million. (See Note 14 of the Condensed Consolidated Financial Statements set forth in Part I, Item 1 of this quarterly report.)

We have primarily funded our operations through the issuance of equity securities, senior subordinated convertible notes, revenues from the sales of Aloxi, Salagen, and other products, since October 2005, revenues from the sales of Gliadel and Aggrastat, and since second quarter 2006, revenues from sales of Dacogen. We have also funded operations through collaborative and partnering agreements and through proceeds from loans or other borrowings. Any, or all, of these financing vehicles or others may be utilized to fund our future capital requirements.
Net Cash Provided by (Used in) Operating Activities
Net cash provided by or (used in) operations was $23.1 million and $(26.9) million for the nine months ended September 30, 2006 and 2005, respectively. The 2006 cash provided by operations was primarily the result of a $18.1 million decrease in inventory, a $9.6 million increase in accounts payable and accrued expenses, and the receipt of a $16.0 million license agreement payment offset by a $28.6 million increase in accounts receivable and a $20.5 million net loss offset by non cash items including $9.9 million of other than temporary impairment of investment, $8.6 million in depreciation and intangible amortization, and $6.3 million of employee stock compensation expense. The 2005 cash used in operations was the result of the $32.0 million increase in inventory, $14.7 million decrease in accounts payable and accrued expenses, and $24.2 million increase in receivables offset by $37.2 million in net income plus non cash items including $2.5 million in depreciation and intangible amortization, and $2.8 million of employee stock compensation expense.
Net Cash Provided by (Used in) Investing Activities
Net cash used in investing was $36.0 million for the nine months ended September 30, 2006, and net cash provided by investing was $87.7 million for the nine months ended September 30, 2005. The 2006 cash used in investing activities was primarily the result of $25.0 million Dacogen license agreement milestone payments, $5.2 million of equipment, furniture and leasehold improvement purchases and a net cash outflow of $61.2 million related to the purchase and maturity of available for sale investments offset by a cash inflow of $37.3 million related to the maturity of held-to-maturity investments and $17.2 million from the sale of Aggrastat. The 2005 cash provided by investing activities was primarily the result of a net cash inflow of $121.4 million related to the purchase and maturity of available for sale investments offset by a cash inflow of $29.1 million related to the maturity of held-to-maturity investments, $1.7 million of equipment, furniture and leasehold improvement purchases and $61.1 million for prepaid acquisition costs. Cash provided by or used in investing activities will fluctuate due to investments in acquisitions, in-licensing and the timing of purchases and maturities of investments.
Net Cash Provided by Financing Activities
Net cash provided by financing was $11.9 million and $12.3 million for the nine months ended September 30, 2006 and 2005, respectively. The 2006 cash provided by financing activities was the result of the $5.8 million from the maturing of restricted investments and $7.4 million from the issuance of shares under stock plans offset by $1.5 million in long term debt payments. The 2005 cash provided by investing activities was due to net proceeds of $6.6 million from issuance of shares under stock award plans and $5.7 million from maturing of restricted investments.
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
Our capital needs may exceed the capital available from our future operations, collaborative arrangements, revolving line of credit and existing liquid assets. Our future capital requirements and liquidity will depend on many factors, including but not limited to:
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
For these needs or in anticipation of these needs, we may decide to seek additional capital. The source, timing and availability of this funding will depend on market conditions, interest rates and other factors. This funding may be sought through various sources, including drawing down the letter of credit, debt and equity offerings, corporate collaborations, divestures, bank borrowings, lease arrangements relating to fixed assets or other financing methods. There can be no assurance that additional capital will be available on favorable terms, if at all.
Payment Obligations
The following table summarizes our future, non-cancelable, contractual obligations at September 30, 2006 and the effect these obligations are expected to have on our liquidity and cash flow in future periods:

	Remainder of
(in thousands)	2006	2007	2008	2009	2010	Thereafter	Total
Operating lease payments	$1,376	$5,606	$4,810	$4,307	$3,832	$29,661	$49,592
Capital lease payments	102	115	37	—	—	—	254
Baxter loss contract (a)	—	1,419	400	400	250	—	2,469
Other long term debt	21	63	65	60	—	—	209
Convertible debt	—	5,929	7,429	5,854	5,854	350,927	375,993
Helsinn minimum sales obligation (b)	—	6,123	5,559	4,801	4,052	6,241	26,776

Total	$1,499	$19,255	$18,300	$15,422	$13,988	$386,829	$455,293

(a)	In the acquisition of Guilford, MGI assumed obligations under a supply agreement with Baxter Healthcare Corporation for Aggrastat 250 ml and 100 ml bags through July 2009. As of August 9, 2006, we sold our rights to Aggrastat to Medicure. Under the terms of that sale, Medicure assumed the obligations of the Baxter Agreement and we agreed to reimburse Medicure for a portion of those obligations. MGI’s remaining obligation for 2006 is $1.4 million. In 2007, 2008, and 2009 the obligation is 50 percent of the purchasing shortfall up to a maximum of $0.4 million, $0.4 million, and $0.3 million, respectively. These obligations will be paid in the first quarter of the following fiscal year.

(b)	In connection with the April 2001 in-licensing agreement with Helsinn Healthcare SA where we obtained the exclusive U.S. and Canadian oncology license and distribution rights for Aloxi, we agreed to pay minimum payments over the first ten years following commercialization. The minimum is only payable to the extent that it exceeds the actual payments that would otherwise be payable under the agreement. Minimum sales targets of Aloxi for prevention of CINV peak at approximately $90 million in the fourth year of commercialization.
We may be obligated to make additional payments to Helsinn related to Aloxi product candidates totaling $22.5 million, to SuperGen related to Dacogen totaling $30.0 million, which is comprised of $12.5 million related to milestones stated in the MGI agreement with SuperGen plus $17.5 million representing SuperGen’s share of milestone payments to be received from Cilag GMBH, and to Aesgen former security holders related to Saforis totaling $33.0 million over the course of the next several years upon achievement of certain development milestones.
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
Impact of Recently Issued Accounting Standards

In December 2004, the FASB issued SFAS No. 123 (Revised 2004), “Share-Based Payment.” SFAS No. 123R is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees” and its related implementation guidance. SFAS No. 123R focuses primarily on accounting for transactions in which an entity obtains employee services through share-based payment transactions. SFAS No. 123R requires a public entity to measure the cost of employee services received in exchange for the award of equity instruments based on the fair value of the award at the date of grant. The cost will be recognized over the period during which an employee is required to provide services in exchange for the award. SFAS No. 123R is effective as of the beginning of the first annual reporting period that begins after June 15, 2005. The impact of implementing SFAS No. 123R to our consolidated results of operations is expected to increase share-based compensation costs in the range of $6 to $8 million for 2006. As of September 30, 2006, there was $23.5 million of total unrecognized compensation expense. That cost is expected to be recognized over a weighted-average period of 1.8 years. Our disclosure of compensation expense related to prior periods under SFAS No. 123 can be found under Note 2 of our Condensed Consolidated Financial Statements set forth in Part I, Item 1 of this quarterly report. Our expected 2006 impact from the implementation of SFAS No. 123R differs from our disclosure of compensation expense related to prior periods under SFAS No. 123 due to the acceleration of a large number of outstanding options in the third and fourth quarters of 2005. On January 1, 2006, we adopted the fair value recognition provisions of SFAS No. 123R using the modified prospective method. Options are priced based on the closing price of a share of our common stock at the date of grant. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. To determine the inputs for the Black-Scholes option pricing model we use the implied volatility inherent in the value of exchange traded options on the Company’s stock to estimate expected volatility and the period of time that option grants are expected to be outstanding. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for the estimated life of the option. For a complete discussion of the effect of the adoption of this accounting standard see Note 2 of the Condensed Consolidated Financial Statements set forth in Part I, Item 1 of this quarterly report.
In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109.” This interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. It also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. This Interpretation is effective for the Company beginning in fiscal year 2007. We are currently evaluating the potential impact of this statement on our consolidated financial statements.
In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” which is effective for fiscal years beginning after November 15, 2007 and for interim periods within those years. This statement defines fair value, establishes a framework for measuring fair value and expands the related disclosure requirements. We are currently evaluating the potential impact of this statement on our consolidated financial statements.
In September 2006, the Staff of the SEC issued Staff Accounting Bulletin (“SAB”) No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements. SAB No. 108 provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purposes of determining whether the current year’s financial statements are materially misstated. SAB No. 108 is effective for fiscal years ending after November 15, 2006. We are currently evaluating the potential impact of this bulletin on our consolidated financial statements.
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

Item 3.
Quantitative and Qualitative Disclosures About Market Risk
Our operations are not subject to risks of material foreign currency fluctuations, nor do we use derivative financial instruments in our treasury practices. We place our marketable investments in instruments that meet high credit quality standards, as specified in our investment policy guidelines. We do not expect material losses with respect to our investment portfolio or exposure to market risks associated with interest rates. The favorable impact on our net income as a result of a 25, 50 or 100 basis point (where 100 basis points equals 1%) increase in short-term interest rates would be approximately $0.3 million, $0.6 million or $1.3 million annually based on our cash, cash equivalents and marketable investment balances at September 30, 2006.
Equity Price Risk
We invest in equity securities that are subject to fluctuations in market value. Our equity securities are classified as available for sale. Any temporary changes in the fair value in these securities would be reflected in our accumulated other comprehensive income (loss) as a component of stockholders’ equity. The table below summarizes our equity price risk and shows the effect of a hypothetical increase or decrease in market prices as of September 30, 2006 on the estimated fair value of our consolidated equity portfolio. The selected hypothetical changes do not indicate what could be the potential best or worst case scenarios (dollars in thousands):

				Hypothetical Percentage
	Estimated Fair Value at	Hypothetical Price	Estimated Fair Value after	Increase(Decrease) in
	September 30, 2006	Change	Hypothetical Price Change	Stockholders’ Equity
Equity Securities	$26,152	10%	$28,767	2.2%
		(10)%	23,537	(2.2)%
		20%	31,382	4.4%
		(20)%	20,922	(4.4)%
		30%	33,998	6.7%
		(30)%	18,306	(6.7)%
Item 4.
Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our President and Chief Executive Officer, Leon O. Moulder, Jr., and our Executive Vice President and Chief Financial Officer, William F. Spengler, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective.
(b) Changes in Internal Controls Over Financial Reporting
During the most recent fiscal quarter covered by this report, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonable likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1A. Risk Factors
Item 1A (“Risk Factors”) of the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 sets forth information relating to important risks and uncertainties that could adversely affect our business, financial condition or operating results. Those risk factors continue to be relevant to an understanding of our business, financial condition and operating results. As a result of certain changes in the marketplace and to our business we updated certain risk factors in our Form 10-Q for the quarter ended June 30, 2006.
Item 6. Exhibits

Exhibit
No.	Description

10.1*	License Agreement, dated July 3, 2006, by and between MGI PHARMA, INC. and Cilag GmbH International.

31.1	Certification of Leon O. Moulder, Jr. Pursuant to Rule 13a-14(a) (Section 302 of the Sarbanes-Oxley Act of 2002).

31.2	Certification of William F. Spengler Pursuant to Rule 13a-14(a) (Section 302 of the Sarbanes-Oxley Act of 2002).

32.1	Certification of Leon O. Moulder, Jr. Pursuant to 18 U.S.C. (S) 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of William F. Spengler Pursuant to 18 U.S.C. (S) 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended, confidential portions of Exhibit 10.1 have been deleted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MGI PHARMA, INC.
Date: November 3, 2006	By:	/s/ William F. Spengler
William F. Spengler
Executive Vice President and Chief Financial Officer (principal financial officer, and duly authorized officer)