Form 10-Q/A
period 2006-06-30
MGI PHARMA INC
filed 2007-03-01
CIK 702131

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q/A
(Amendment No. 1)
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

EXPLANATORY NOTE
MGI PHARMA, INC. is filing this Amendment No. 1 to its Form 10-Q for the quarter ended June 30, 2006 that was originally filed on August 7, 2006 (the “Original 10-Q”) to reflect changes to disclosures made in the Condensed Consolidated Statement of Cash Flows and related management discussion and analysis disclosures. There are no changes to the Condensed Consolidated Statements of Operations or to the Condensed Consolidated Balance Sheets as originally filed. This Amendment No. 1 amends and restates Items 1, 2 and 4 of Part I of the Original 10-Q. The revisions made appear in the following sections: the Condensed Consolidated Statement of Cash Flows and Note 1 to Condensed Consolidated Financial Statements of Item I, under the headings “Restatement” and “Liquidity and Capital Resources” in Item 2, and under the heading “Controls and Procedures” in Item 4. This Amendment No. 1 continues to speak as of the date of the Original 10-Q, and MGI PHARMA has not updated the disclosure contained herein to reflect any events that occurred at a later date. All information contained in this Amendment No. 1 is subject to updating and supplementing as provided in MGI PHARMA’s periodic reports filed with the SEC subsequent to the date of the filing of the Original 10-Q. In addition, this Form 10-Q/A includes certain exhibits, including updated certifications from MGI PHARMA’s Chief Executive Officer and Chief Financial Officer as Exhibits 31.1, 31.2, 32.1, and 32.2.
This Amendment No. 1 is a result of MGI PHARMA’s determination on February 27, 2007 that it had not accurately determined the proper Condensed Consolidated Statement of Cash Flows classification related to the deconsolidation of Symphony Neuro Development Company (“SNDC”), a variable interest entity, in accordance with FIN46R, “Consolidation of Variable Interest Entities.” With the acquisition of Guilford in October 2005, MGI PHARMA assumed certain rights related to SNDC. MGI PHARMA had no ownership in SNDC but was required to consolidate SNDC’s financial results with MGI PHARMA’s financial results primarily due to an exclusive option to purchase SNDC. In the second quarter 2006, MGI PHARMA terminated its exclusive option to purchase SNDC and as a result, was no longer deemed the primary beneficiary of SNDC, and therefore ceased consolidating SNDC’s financial results. MGI PHARMA incorrectly netted SNDC cash flows in cash from operating activities in the Condensed Consolidated Statement of Cash Flows in the Original 10-Q.
This Amendment No. 1 correctly classifies this transaction and results within the Condensed Consolidated Financial Statements.
There is no net change to cash and cash equivalents, and no impact on the Condensed Consolidated Statements of Operations or to the Condensed Consolidated Balance Sheets as originally filed.

Effects of the Restatement
The following table sets forth the effects of the restatement on the Condensed Consolidated Statement of Cash Flows reported in the Original 10-Q. There was no impact to the balance of cash and cash equivalents as of June 30, 2006.

	As
	Originally	SNDC	As
(in thousands)	Reported	Adjustment	Restated
Net cash provided by (used in) operating activities	$3,631	($4,898)	($1,267)
Net cash used in investing activities	(44,040)	4,898	(39,142)
Net cash provided by financing activities	6,625	—	6,625

Decrease in cash and cash equivalents	($33,784)	—	($33,784)

MGI PHARMA, INC.
FORM 10-Q/A INDEX

Page
Number
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Condensed Consolidated Balance Sheets — June 30, 2006 and December 31, 2005	3

Condensed Consolidated Statements of Operations — Three and Six Months Ended June 30, 2006 and 2005	4

Condensed Consolidated Statements of Cash Flows — Six Months Ended June 30, 2006 and 2005	5

Notes to Condensed Consolidated Financial Statements	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	18

Item 3. Quantitative and Qualitative Disclosures About Market Risk	27

Item 4. Controls and Procedures	27

PART II. OTHER INFORMATION

Item 1A: Risk Factors	28

Item 4. Submissions of Matter to a Vote of Security Holders	30

Item 6. Exhibits	30

SIGNATURES	31

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
See accompanying Notes to Condensed Consolidated Financial Statements.

MGI PHARMA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(in thousands)

	Six Months Ended June 30,
	2006 (Restated)	2005
OPERATING ACTIVITIES:
Net income (loss)	$(22,243)	$24,308
Adjustments for non-cash items:
Depreciation and intangible amortization	5,385	1,670
Benefit plan contribution	915	226
Employee stock compensation expense	3,993	1,804
Excess tax benefits from stock-based compensation	(107)	—
Stock option term modification	—	326
Other-than-temporary impairment of investment	9,880	—
Amortization of non-cash financing charges	581	581
Minority interest related to SNDC	(3,881)	—
Other	259	—
Change in assets and liabilities (net of acquisitions):
Receivables	(2,943)	(8,345)
Inventories	10,971	(27,904)
Other assets	430	(149)
Accounts payable and accrued expenses	(4,242)	(18,773)
Deferred revenue	1,388	(7)
Other liabilities	(636)	(45)
SNDC working capital	(1,017)	—

Net cash used in operating activities	(1,267)	(26,308)

INVESTING ACTIVITIES:
Purchase of available for sale investments	(481,835)	(1,025,484)
Maturity of available for sale investments	424,151	1,023,685
Maturity of investments held by SNDC	14,533	—
Distribution of SNDC funds to SNDC investors	(9,635)	—
Purchase of held-to-maturity investments	—	38,053
Maturity of held-to-maturity investments	37,000	67,150
Purchase of equipment, furniture and leasehold improvements	(4,083)	(1,139)
Dacogen license agreement milestone payment	(20,000)	—
Other	727	—

Net cash provided by (used in) investing activities	(39,142)	26,159

FINANCING ACTIVITIES:
Maturity of restricted marketable securities held by trustee for debt service	2,865	2,827
Cash consideration from issuance of shares under stock plans	4,953	4,609
Excess tax benefits from stock-based compensation	107	—
Payments on long-term debt	(1,300)	—

Net cash provided by financing activities	6,625	7,436

Increase (decrease) in cash and cash equivalents	(33,784)	7,287

Cash and cash equivalents at beginning of period	51,136	10,098

Cash and cash equivalents at end of period	$17,352	$17,385

Supplemental disclosure of cash and non-cash information:
Cash paid for interest	$3,072	$2,927
Cash paid for taxes	$—	$214
See accompanying Notes to Condensed Consolidated Financial Statements.

MGI PHARMA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
1. Restatement
The Condensed Consolidated Statement of Cash Flows as of June 30, 2006 is being restated due to MGI PHARMA, INC. and its wholly owned subsidiaries (collectively, “we,” “MGI,” “MGI PHARMA,” or “Company”) concluding on February 27, 2007 it had not accurately determined the proper Condensed Consolidated Statement of Cash Flows classification related to the deconsolidation of a variable interest entity in accordance with FIN46R, “Consolidation of Variable Interest Entities.”
With the acquisition of Guilford in October 2005, MGI PHARMA assumed certain rights related to SNDC. MGI PHARMA had no ownership in SNDC but was required to consolidate SNDC’s financial results with MGI PHARMA’s financial results primarily due to an exclusive option to purchase SNDC. In the second quarter 2006, MGI PHARMA terminated its exclusive option to purchase SNDC and as a result, was no longer deemed the primary beneficiary of SNDC, and therefore ceased consolidating SNDC’s financial results. MGI PHARMA incorrectly netted SNDC cash flows in cash from operating activities in the Condensed Consolidated Statement of Cash Flows in the Original 10-Q.
This Amendment No. 1 correctly classifies this transaction and results within the Condensed Consolidated Financial Statements.
There is no net change to cash and cash equivalents, and no impact on the Condensed Consolidated Statements of Operations or to the Condensed Consolidated Balance Sheets as originally filed.
Effects of the Restatement
The following table sets forth the effects of the restatement on the Condensed Consolidated Statement of Cash Flows reported in the Original 10-Q. There was no impact to the balance of cash and cash equivalents as of June 30, 2006.

MGI PHARMA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

	Six months ended June 30, 2006
(in thousands)	As reported	Adjustment		As restated
OPERATING ACTIVITIES:
Net income (loss)	$(22,243)	$		$(22,243)
Adjustments for non-cash items:
Depreciation and intangible amortization	5,385			5,385
Benefit plan contributions	915			915
Employee stock compensation expense	3,993			3,993
Excess tax benefits from stock-based compensation	(107)			(107)
Other-than-temporary impairment to investment	9,880			9,880
Amortization of non-cash financing charges	581			581
Minority interest related to SNDC	—		(3,881)	(3,881)
Other	259			259
Change in assets and liabilities (net of acquisitions and divestiture):
Receivables	(2,943)			(2,943)
Inventories	10,971			10,971
Other assets	430			430
Accounts payable and accrued expenses	(4,242)			(4,242)
Deferred revenue	1,388			1,388
Other liabilities	(636)			(636)
SNDC working capital	—		(1,017)	(1,017)

Net cash provided by (used in) operating activities	3,631		(4,898)	(1,267)

INVESTING ACTIVITIES:
Purchase of available for sale investments	(481,835)			(481,835)
Maturity of available for sale investments	424,151			424,151
Maturity of investments held by SNDC	—		14,533	14,533
Distribution of SNDC funds to SNDC investors	—		(9,635)	(9,635)
Maturity of held-to-maturity investments	37,000			37,000
Purchase of equipment, furniture, and leasehold improvements	(4,083)			(4,083)
Dacogen license agreement milestone payments	(20,000)			(20,000)
Other	727			727

Net cash used in investing activities	(44,040)		4,898	(39,142)

FINANCING ACTIVITIES:
Maturity of restricted marketable securities held by trustee for debt services	2,865			2,865
Cash consideration from issuance of shares under stock plans	4,953			4,953
Excess tax benefits from stock-based compensation	107			107
Payments on long-term debt	(1,300)			(1,300)

Net cash provided by financing activities	6,625		—	6,625

Decrease in cash and cash equivalents	(33,784)		—	(33,784)
Cash and cash equivalents at beginning of period	51,136		—	51,136

Cash and cash equivalents at end of period	$17,352		$—	$17,352

Supplemental disclosure of cash and non-cash information:
Cash paid for interest	$3,072	$		$3,072
Cash paid for taxes	—			—

2. Basis of Presentation
In the opinion of management, the accompanying unaudited Condensed Consolidated Financial Statements (“consolidated financial statements”) of the Company have been prepared on a consistent basis with the December 31, 2005 audited consolidated financial statements and include all adjustments, consisting of only normal recurring adjustments, necessary to fairly present the information set forth therein. The consolidated financial statements have been prepared in accordance with the regulations of the Securities and Exchange Commission (“SEC”), and, therefore, omit certain information and footnote disclosure necessary to present the statements in accordance with U.S. generally accepted accounting principles. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, which was filed with the SEC on March 16, 2006. Certain amounts reported in previous periods have been reclassified to conform to the current period presentation. The results of operations for the first six months of 2006 are not necessarily indicative of the results to be expected for the entire fiscal year or any future period.
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
Consolidation of Entities: In accordance with FIN 46R, which addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights, and accordingly should consolidate the entity, SNDC Holdings LLC, the parent of Symphony Neuro Development Company (“SNDC”), is considered a variable interest entity. We were deemed to be the primary beneficiary of SNDC Holdings LLC, under FIN 46R; and therefore, we consolidated the financial results of SNDC Holdings LLC with ours on our financial statements. In the second quarter of 2006, we ceased to be deemed the primary beneficiaries of SNDC Holdings LLC and therefore, we no longer consolidate SNDC’s balance sheet with ours and in future periods will not consolidate its financial results with ours. However, the three and six month periods ended June 30, 2006 reflects the financial results of SNDC Holdings LLC during the period of required consolidation.
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
4. Net Income (Loss) Per Common Share
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
5. Marketable Investments
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
6. Inventories
Inventories at June 30, 2006 and December 31, 2005 are summarized as follows:

	June 30,	December 31,
(in thousands)	2006	2005
Raw materials and supplies	$680	$472
Work in process	706	1,274
Finished products	37,832	47,450
Inventory on consignment	195	196

Total	$39,413	$49,392

Inventories are stated at the lower of cost or market. Cost is determined on a first-in, first-out basis.

7. Accrued Expenses
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

8. Acquisitions
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
9. Stockholders’ Equity
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

10. Research and Development Expense
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

11. Comprehensive Income (Loss)
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

12. Licensing Arrangements
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
13. Goodwill
The changes in the net carrying amount of goodwill for the six months ended June 30, 2006 are as follows:

(in thousands)
Balance at December 31, 2005	$70,203
Valuation of Baxter loss contract	(723)
Valuation of inventory	(991)
Adjustments of other miscellaneous liabilities and receivables	(746)
Valuation of Aggrastat Injection intangible asset	(1,560)

Balance at June 30, 2006	$66,183

14. Subsequent Events
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
Management’s Discussion and Analysis of Financial Condition and Results of Operations
Restatement
The Company has restated its Condensed Consolidated Statement of Cash Flows as of June 30, 2006 as a result of the classification related to the deconsolidation of a variable interest entity in accordance with FIN 46R, “Consolidation of Variable Interest Entities” discussed in Note 1. There were no changes to the Condensed Consolidated Statements of Operations or to the Condensed Consolidated Balance Sheets as originally filed.
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
Activities of SNDC
The activities of SNDC are reported in our Condensed Consolidated Statement of Cash Flows for the six months ended June 30, 2006 due to our requirement to consolidate the variable interest entity in accordance with FIN 46R, “Consolidation of Variable Interest Entities” as we were deemed to be the primary beneficiary of SNDC. In the second quarter of 2006, we terminated the purchase option agreement with SNDC and as a result ceased to be the primary beneficiary of SNDC, therefore we are no longer required to consolidated its financial results with ours. SNDC activities had no impact on our net decrease in cash and cash equivalents during the period. Further, the impact of SNDC on our Condensed Consolidated Statement of Cash Flow classifications is not indicative of our historical or ongoing operations.
The impact to net cash used in operating activities for the six months ended June 30, 2006 was a $1.0 million decrease from SNDC's usage of working capital and a $3.9 million decrease in minority interest related to SNDC. The impact to net cash used in investing activities for the six months ended June 30, 2006 was $14.5 million in maturity of investments held by SNDC offset by a $9.6 million distribution of SNDC funds to SNDC investors.
Net Cash Used in Operating Activities
Net cash used in operations was $1.3 million and $26.3 million for the six months ended June 30, 2006 and 2005, respectively. The 2006 cash used in operations was primarily the result of an $11.0 million decrease in inventory offset by a $4.2 million decrease in accounts payable and accrued expenses and a $2.9 million increase in accounts receivable and a $22.2 million net loss offset by non cash items including $9.9 million of other than temporary impairment of investment, $5.4 million in depreciation and intangible amortization, and $4.0 million of employee stock compensation expense. The 2005 cash used in operations was the result of the $27.9 million increase in inventory, $18.8 million decrease in accounts payable and accrued expenses, and $8.3 million increase in receivables offset by $24.3 million in net income.
Net Cash Provided by (Used in) Investing Activities
Net cash used in investing was $39.1 million for the six months ended June 30, 2006, and net cash provided by investing was $26.2 million for the six months ended June 30, 2005. The 2006 cash used in investing activities was primarily the result of a $20.0 million Dacogen license agreement milestone payment, $4.1 million of equipment, furniture and leasehold improvement purchases and a net cash outflow of $57.7 million related to the purchase and maturity of available for sale investments offset by a cash inflow of $37.0 million related to the maturity of held-to-maturity investments. The 2005 cash provided by investing activities was primarily the result of a net cash inflow of $29.1 million related to the purchase and maturity of held-to-maturity investments offset by a cash outflow of $1.8 million related to the purchase and maturity of available for sale investments and $1.1 million of equipment, furniture and leasehold improvement purchases. Cash provided by or used in investing activities will fluctuate due to investments in acquisitions, in-licensing and the timing of purchases and maturities of investments.

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
Application of Critical Accounting Policies and Estimates
Stock-based Compensation: MGI adopted SFAS No. 123R in the first quarter of 2006 using the modified prospective method. SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements as compensation cost based on the fair value on the date of grant. The Company determines fair value of such awards using the Black-Scholes option pricing model. See our discussion of the application of the SFAS No. 123R under the heading “Recent Accounting Pronouncements” in Footnote 1 to the Condensed Consolidated Financial Statements, which are contained in Item 1 of Part I of this quarterly report on Form 10-Q/A.
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
Item 4.
Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures
In connection with the filing of this Amendment No. 1 on Form 10-Q/A and under the supervision and with the participation of our management, including our President and Chief Executive Officer, Leon O. Moulder, Jr., and our Senior Vice President and Chief Financial Officer, William F. Spengler, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2006, our disclosure controls and procedures were effective.
(b) Changes in Internal Controls Over Financial Reporting
During the most recent fiscal quarter covered by this report, there has been no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonable likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION
Item 1A. Risk Factors
Item 1A (“Risk Factors”) of the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 sets forth information relating to important risks and uncertainties that could adversely affect our business, financial condition or operating results. Those risk factors continue to be relevant to an understanding of our business, financial condition and operating results. As a result of certain changes in the marketplace and to our business we have updated certain risk factors in this Form 10-Q/A, as set forth below.
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

MGI PHARMA, INC.
Date: March 1, 2007	By:	/s/ William F. Spengler
William F. Spengler
Executive Vice President and Chief Financial Officer (principal financial officer, and duly authorized officer)