Form 10-Q/A
period 2006-09-30
MGI PHARMA INC
filed 2007-03-01
CIK 702131

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

EXPLANATORY NOTE
MGI PHARMA, INC. is filing this Amendment No. 1 to its Form 10-Q for the quarter ended September 30, 2006 that was originally filed on November 3, 2006 (the “Original 10-Q”) to reflect changes to disclosures made in the Condensed Consolidated Statement of Cash Flows and related management discussion and analysis disclosures. There are no changes to the Condensed Consolidated Statements of Operations or to the Condensed Consolidated Balance Sheets as originally filed. This Amendment No. 1 amends and restates Items 1, 2 and 4 of Part I of the Original 10-Q. The revisions made appear in the following sections: the Condensed Consolidated Statement of Cash Flows and Note 1 to Condensed Consolidated Financial Statements of Item I, under the headings “Restatement” and “Liquidity and Capital Resources” in Item 2, and under the heading “Controls and Procedures” in Item 4. This Amendment No. 1 continues to speak as of the date of the Original 10-Q, and MGI PHARMA has not updated the disclosure contained herein to reflect any events that occurred at a later date. All information contained in this Amendment No. 1 is subject to updating and supplementing as provided in MGI PHARMA’s periodic reports filed with the SEC subsequent to the date of the filing of the Original 10-Q. In addition, this Form 10-Q/A includes certain exhibits, including updated certifications from MGI PHARMA’s Chief Executive Officer and Chief Financial Officer as Exhibits 31.1, 31.2, 32.1, and 32.2.
This Amendment No. 1 is a result of MGI PHARMA’s determination on February 27, 2007 that it had not accurately determined the proper Condensed Consolidated Statement of Cash Flows classification related to:
(1) the deconsolidation of Symphony Neuro Development Company (“SNDC”), a variable interest entity, in accordance with FIN46R, “Consolidation of Variable Interest Entities.” With the acquisition of Guilford in October 2005, MGI PHARMA assumed certain rights related to SNDC. MGI PHARMA had no ownership in SNDC but was required to consolidate SNDC’s financial results with MGI PHARMA’s financial results primarily due to an exclusive option to purchase SNDC. In the second quarter 2006, MGI PHARMA terminated its exclusive option to purchase SNDC and as a result, was no longer deemed the primary beneficiary of SNDC, and therefore ceased consolidating SNDC’s financial results. MGI PHARMA incorrectly netted SNDC cash flows in cash from operating activities in the Condensed Consolidated Statement of Cash Flows in the Original 10-Q.
(2) the classification of a license payment in the Condensed Consolidated Statement of Cash Flows as an additional investment (a reduction to cash from investing activities) that should have been an increase to deferred costs (a reduction to cash from operating activities).
This Amendment No. 1 correctly classifies these transactions and results within the Condensed Consolidated Financial Statements.
There is no net change to cash and cash equivalents, and no impact on the Condensed Consolidated Statements of Operations or to the Condensed Consolidated Balance Sheets as originally filed.
Effects of the Restatement
The following table sets forth the effects of the restatement on the Condensed Consolidated Statement of Cash Flows reported in the Original 10-Q. There was no impact to the balance of cash and cash equivalents as of September 30, 2006.

	As		License
	Originally	SNDC	Payment	As
(in thousands)	Reported	Adjustment	Adjustment	Restated
Net cash provided by (used in) operating activities	$23,099	$(4,898)	$(5,000)	$13,201
Net cash used in investing activities	(36,036)	4,898	5,000	(26,138)
Net cash provided by financing activities	11,851	0	0	11,851

Decrease in cash and cash equivalents	$(1,086)	$0	$0	$(1,086)

MGI PHARMA, INC.
FORM 10-Q/A INDEX

Page
Number
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Condensed Consolidated Balance Sheets – September 30, 2006 and December 31, 2005	3

Condensed Consolidated Statements of Operations – Three and Nine Months Ended September 30, 2006 and 2005	4

Condensed Consolidated Statements of Cash Flows –Nine Months Ended September 30, 2006 and 2005	5

Notes to Condensed Consolidated Financial Statements	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	19

Item 3. Quantitative and Qualitative Disclosures About Market Risk	28

Item 4. Controls and Procedures	28

PART II. OTHER INFORMATION

Item 1A: Risk Factors	29

Item 6. Exhibits	29

SIGNATURES	30

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
See accompanying Notes to Condensed Consolidated Financial Statements.

MGI PHARMA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(in thousands)

	Nine Months Ended September 30,
	2006 (Restated)	2005
OPERATING ACTIVITIES:
Net income (loss)	$(20,519)	$37,166
Adjustments for non-cash items:
Depreciation and intangible amortization	8,567	2,520
Benefit plan contribution	1,144	810
Employee stock compensation expense	6,337	2,781
Excess tax benefits from stock-based compensation	(191)	—
Other-than-temporary impairment of investment	9,880	—
Amortization of non-cash financing charges	872	872
Loss on sale of Aggrastat	546	—
Minority interest related to SNDC	(3,881)	—
Other	429	(9)
Change in assets and liabilities (net of acquisitions and divestiture):
Receivables	(28,609)	(24,216)
Inventories	18,133	(32,027)
Other assets	(5,480)	(391)
Accounts payable and accrued expenses	9,586	(14,749)
Deferred revenue	17,387	(87)
Other liabilities	17	467
SNDC working capital	(1,017)	—

Net cash provided by (used in) operating activities	13,201	(26,863)

INVESTING ACTIVITIES:
Purchase of available for sale investments	(697,290)	(1,551,918)
Maturity of available for sale investments	636,059	1,673,306
Maturity of investments held by SNDC	14,533	—
Distribution of SNDC funds to SNDC investors	(9,635)	—
Purchase of held-to-maturity investments	—	(38,399)
Maturity of held-to-maturity investments	37,347	67,536
Purchase of equipment, furniture and leasehold improvements	(5,207)	(1,714)
Dacogen license agreement milestone payments	(20,000)	—
Net proceeds from the sale of Aggrastat	17,213	—
Prepaid acquisition costs	—	(61,106)
Other	842	—

Net cash provided by (used in) investing activities	(26,138)	87,705

FINANCING ACTIVITIES:
Maturity of restricted marketable securities held by trustee for debt service	5,746	5,710
Cash consideration from issuance of shares under stock plans	7,424	6,556
Excess tax benefits from stock-based compensation	191	—
Payments on long-term debt	(1,456)	—
Other	(54)	—

Net cash provided by financing activities	11,851	12,266

Increase (decrease) in cash and cash equivalents	(1,086)	73,108

Cash and cash equivalents at beginning of period	51,136	10,098

Cash and cash equivalents at end of period	$50,050	$83,206

Supplemental disclosure of cash and non-cash information:
Cash paid for interest	$6,044	$5,754
Cash paid for taxes	$116	$502
See accompanying Notes to Condensed Consolidated Financial Statements.

MGI PHARMA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
1. Restatement
The Condensed Consolidated Statement of Cash Flows as of September 30, 2006 is being restated due to MGI PHARMA, INC. and its wholly owned subsidiaries (collectively, “we,” “MGI,” “MGI PHARMA,” or “Company”) concluding on February 27, 2007 that it had not accurately determined the proper Condensed Consolidated Statement of Cash classification related to:
(1) the deconsolidation of Symphony Neuro Development Company (“SNDC”), a variable interest entity, in accordance with FIN46R, “Consolidation of Variable Interest Entities.” With the acquisition of Guilford in October 2005, MGI PHARMA assumed certain rights related to SNDC. MGI PHARMA had no ownership in SNDC but was required to consolidate SNDC’s financial results with MGI PHARMA’s financial results primarily due to an exclusive option to purchase SNDC. In the second quarter 2006, MGI PHARMA terminated its exclusive option to purchase SNDC and as a result, was no longer deemed the primary beneficiary of SNDC, and therefore ceased consolidating SNDC’s financial results. MGI PHARMA incorrectly netted SNDC cash flows in cash from operating activities in the Condensed Consolidated Statement of Cash Flows in the Original 10-Q.
(2) the classification of a license payment in the Condensed Consolidated Statement of Cash Flows as an additional investment (a reduction to cash from investing activities) that should have been an increase to deferred costs (a reduction to cash from operating activities).
There is no net change to cash and cash equivalents, and no impact on the Condensed Consolidated Statements of Operations or to the Condensed Consolidated Balance Sheets as originally filed.
The following table sets forth the effects of the restatement on the Condensed Consolidated Statement of Cash Flows reported in the Original 10-Q. There was no impact to the balance of cash and cash equivalents as of September 30, 2006.

	Nine months ended September 30, 2006
				License payment
(in thousands)	As reported	SNDC adjustment		adjustment	As restated
OPERATING ACTIVITIES:
Net income (loss)	$(20,519)	$		$	$(20,519)
Adjustments for non-cash items:
Depreciation and intangible amortization	8,567				8,567
Benefit plan contributions	1,144				1,144
Employee stock compensation expense	6,337				6,337
Excess tax benefits from stock-based compensation	(191)				(191)
Other-than-temporary impairment to investment	9,880				9,880
Amortization of non-cash financing charges	872				872
Loss on sale of Aggrastat	546				546
Minority interest related to SNDC	—		(3,881)		(3,881)
Other	429				429
Change in assets and liabilities (net of acquisitions and divestiture):
Receivables	(28,609)				(28,609)
Inventories	18,133				18,133
Other assets	(480)			(5,000)	(5,480)
Accounts payable and accrued expenses	9,586				9,586
Deferred revenue	17,387				17,387
Other liabilities	17				17
SNDC working capital	—		(1,017)		(1,017)

Net cash provided by operating activities	23,099		(4,898)	(5,000)	13,201

INVESTING ACTIVITIES:
Purchase of available for sale investments	(697,290)				(697,290)
Maturity of available for sale investments	636,059				636,059
Maturity of investments held by SNDC	—		14,533		14,533
Distribution of SNDC funds to SNDC investors	—		(9,635)		(9,635)
Maturity of held-to-maturity investments	37,347				37,347
Purchase of equipment, furniture, and leasehold improvements	(5,207)				(5,207)
Dacogen license agreement milestone payments	(25,000)			5,000	(20,000)
Net proceeds from the sale of Aggrastat	17,213				17,213
Prepaid acquisition costs	—				—
Other	842				842

Net cash used in investing activities	(36,036)		4,898	5,000	(26,138)

FINANCING ACTIVITIES:
Maturity of restricted marketable securities held by trustee for debt services	5,746				5,746
Cash consideration from issuance of shares under stock plans	7,424				7,424
Excess tax benefits from stock-based compensation	191				191
Payments on long-term debt	(1,456)				(1,456)
Other	(54)				(54)

Net cash provided by financing activities	11,851		—	—	11,851

Decrease in cash and cash equivalents	(1,086)		—	—	(1,086)
Cash and cash equivalents at beginning of period	51,136		—	—	51,136

Cash and cash equivalents at end of period	$50,050		$—	$—	$50,050

Supplemental disclosure of cash and non-cash information:
Cash paid for interest	$6,044		$—	$—	$6,044
Cash paid for taxes	116		—	—	116

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
Consolidation of Entities: In accordance with FIN 46R, which addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights, and accordingly should consolidate the entity, SNDC Holdings LLC, the parent of Symphony Neuro Development Company (“SNDC”), is considered a variable interest entity. We were deemed to be the primary beneficiary of SNDC Holdings LLC under FIN 46R, and therefore, we reported the financial results of SNDC Holdings LLC within our consolidated financial statements. In the second quarter of 2006, we ceased to be the primary beneficiary of SNDC Holdings LLC and therefore, we no longer consolidated SNDC’s balance sheet with ours and for all periods subsequent, we have not consolidated its financial results with ours. However, the nine months ended September 30, 2006 reflects the financial results of SNDC Holdings LLC during the period of required consolidation.
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
In December 2004, the FASB issued SFAS No. 123 (Revised 2004), “Share-Based Payment.” SFAS No. 123R is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees” and its related implementation guidance. SFAS No. 123R focuses primarily on accounting for transactions in which an entity obtains employee services through share-based payment transactions. SFAS No. 123R requires a public entity to measure the cost of employee services received in exchange for the award of equity instruments based on the fair value of the award at the date of grant. The cost will be recognized over the period during which an employee is required to provide services in exchange for the award. SFAS No. 123R is effective as of the beginning of the first annual reporting period that begins after June 15, 2005. The impact of implementing SFAS No. 123R to our consolidated results of operations is expected to increase share-based compensation costs in the range of $6 to $8 million for 2006. Our disclosure of compensation expense related to prior periods under SFAS No. 123 can be found under Note 3. Our expected 2006 impact from the implementation of SFAS No. 123R differs from our disclosure of compensation expense related to prior periods under SFAS No. 123 due to the acceleration of a large number of outstanding options in the third and fourth quarters of 2005. On January 1, 2006, we adopted the fair value recognition provisions of SFAS No. 123R using the modified prospective method. Options are priced based on the closing price of a share of our common stock at the date of grant. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. To determine the inputs for the Black-Scholes option pricing model, we use the implied volatility inherent in the value of exchange traded options on the Company’s stock to estimate expected volatility and the period of time that option grants are expected to be outstanding. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for the estimated life of the option.
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
9. Divestiture
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
10. Goodwill
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

11. Stockholders’ Equity
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

12. Research and Development Expense
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

13. Comprehensive Income (Loss)
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

14. Licensing Arrangements
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
Technology In-License Arrangements
Dacogen Injection
In September 2004, we obtained exclusive worldwide rights to the development, commercialization, manufacturing and distribution of Dacogen for all indications from SuperGen. Dacogen is an anti-cancer therapeutic approved by the FDA on May 2, 2006 for the treatment of patients with myelodysplastic syndrome (“MDS”). Given the broad activity of Dacogen in hematologic cancers, a pivotal program in patients with acute myeloid leukemia (“AML”) was initiated in 2005. We have assumed responsibility for development of other indications for Dacogen. Under the terms of our agreement with SuperGen, we paid $40 million to SuperGen and we incurred $1.1 million of transaction fees, including legal and accounting fees. We received four million shares of SuperGen that were valued at $24.4 million on the purchase date and are reported as an available-for-sale equity security. (See Note 5 for discussion on changes in the value of our SuperGen investment). The difference between total consideration ($41.1 million) and the fair value of the equity investment ($24.4 million) of $16.7 million was recorded as research and development expense in the third quarter of 2004. We expensed a total of $12.5 million in milestone obligations during 2004 for: (1) the filing of the NDA for Dacogen with the FDA and (2) a Marketing Authorization Application (“MAA”) filing with the EMEA. In the second quarter of 2006, we paid to SuperGen a milestone payment of $20 million for the first commercial sale of Dacogen in the United States. We expect to make additional milestone payments totaling $12.5 million upon achievement of regulatory and commercialization milestones in Europe and Japan. Subject to certain limitations, we will also pay SuperGen 50 percent of certain revenue payable as a result of our sublicensing rights to market, sell or distribute Dacogen, to the extent such revenues are in excess of the milestone payments. In addition, SuperGen will receive a royalty on annual worldwide net sales of licensed product starting at 20 percent and escalating to a maximum of 30 percent. In the third quarter of 2006, we paid $5.0 million to SuperGen related to sublicensing revenue from Cilag GmbH. We also committed to fund at least $15 million of further Dacogen development costs by September 1, 2007, all of which had been incurred by December 2005.

15. Subsequent Events
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
The Company has restated its Condensed Consolidated Statement of Cash Flows as of September 30, 2006 as a result of the classification related to the deconsolidation of a variable interest entity in accordance with FIN 46R, “Consolidation of Variable Interest Entities” and as a result of the classification of a license payment as an additional investment ( a reduction to cash from investing activities) that should have been an increase to deferred costs (a reduction to cash from operating activities). Refer to Note 1 in the Notes to Condensed Consolidated Financial Statements for additional information.
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
Other-than-temporary Impairment of Investment: In the second quarter of 2006, we recorded a $9.9 million impairment charge to our investment in SuperGen. This investment is accounted for as a long term available-for-sale marketable security carried at fair value with unrealized gains and losses reported in accumulated other comprehensive income (loss), or if the fair value of the investment is determined to be other than temporarily impaired, the loss is recognized in earnings. We determined that the decline in the SuperGen stock to $14.5 million at June 30, 2006 resulted in an other-than-temporary impairment of this asset, requiring a $9.9 million charge in the quarter ended June 30, 2006. Refer to Note 5 in the Notes to Condensed Consolidated Financial Statements for additional information.
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
Liquidity and Capital Resources
At September 30, 2006, we had cash, cash equivalents and unrestricted marketable debt investments of $127 million and working capital of $216 million, compared with $104 million and $209 million, respectively, at December 31, 2005. Subsequent to September 30, 2006, we entered into a 3-year, $75 million revolving line of credit with an option to increase the facility to $100 million. (See Note 15 of the Condensed Consolidated Financial Statements set forth in Part I, Item 1 of this quarterly report.)

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
Activities of SNDC
The activities of SNDC are reported in our Condensed Consolidated Statement of Cash Flows for the nine months ended September 30, 2006 due to our requirement to consolidate the variable interest entity in accordance with FIN 46R, “Consolidation of Variable Interest Entities” as we were deemed to be the primary beneficiary of SNDC. In the second quarter of 2006, we terminated the purchase option agreement with SNDC and as a result ceased to be the primary beneficiary of SNDC, therefore we are no longer required to consolidated its financial results with ours. SNDC activities had no impact on our net decrease in cash and cash equivalents during the period. Further, the impact of SNDC on our Condensed Consolidated Statement of Cash Flow classifications is not indicative of our historical or ongoing operations.
The impact to net cash used in operating activities for the nine months ended September 30, 2006 was a $1.0 million decrease from SNDC’s usage of working capital and a $3.9 million decrease in minority interest related to SNDC. The impact to net cash used in investing activities for the nine months ended September 30, 2006 was $14.5 million in maturity of investments held by SNDC offset by a $9.6 million distribution of SNDC funds to SNDC investors.
Net Cash Provided by (Used in) Operating Activities
Net cash provided by or (used in) operations was $13.2 million and $(26.9) million for the nine months ended September 30, 2006 and 2005, respectively. The 2006 cash provided by operations was primarily the result of a $18.1 million decrease in inventory, a $9.6 million increase in accounts payable and accrued expenses, and the receipt of a $16.0 million license agreement payment offset by a $28.6 million increase in accounts receivable, a $5.0 million payment to SuperGen related to sublicensing revenue from Cilag GmbH, and a $20.5 million net loss offset by non cash items including $9.9 million of other than temporary impairment of investment, $8.6 million in depreciation and intangible amortization, and $6.3 million of employee stock compensation expense. The 2005 cash used in operations was the result of the $32.0 million increase in inventory, $14.7 million decrease in accounts payable and accrued expenses, and $24.2 million increase in receivables offset by $37.2 million in net income plus non cash items including $2.5 million in depreciation and intangible amortization, and $2.8 million of employee stock compensation expense.
Net Cash Provided by (Used in) Investing Activities
Net cash used in investing was $26.1 million for the nine months ended September 30, 2006, and net cash provided by investing was $87.7 million for the nine months ended September 30, 2005. The 2006 cash used in investing activities was primarily the result of $20.0 million Dacogen license agreement milestone payments, $5.2 million of equipment, furniture and leasehold improvement purchases and a net cash outflow of $61.2 million related to the purchase and maturity of available for sale investments offset by a cash inflow of $37.3 million related to the maturity of held-to-maturity investments and $17.2 million from the sale of Aggrastat. The 2005 cash provided by investing activities was primarily the result of a net cash inflow of $121.4 million related to the purchase and maturity of available for sale investments offset by a cash inflow of $29.1 million related to the maturity of held-to-maturity investments, $1.7 million of equipment, furniture and leasehold improvement purchases and $61.1 million for prepaid acquisition costs. Cash provided by or used in investing activities will fluctuate due to investments in acquisitions, in-licensing and the timing of purchases and maturities of investments.
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
Impact of Recently Issued Accounting Standards

In December 2004, the FASB issued SFAS No. 123 (Revised 2004), “Share-Based Payment.” SFAS No. 123R is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees” and its related implementation guidance. SFAS No. 123R focuses primarily on accounting for transactions in which an entity obtains employee services through share-based payment transactions. SFAS No. 123R requires a public entity to measure the cost of employee services received in exchange for the award of equity instruments based on the fair value of the award at the date of grant. The cost will be recognized over the period during which an employee is required to provide services in exchange for the award. SFAS No. 123R is effective as of the beginning of the first annual reporting period that begins after June 15, 2005. The impact of implementing SFAS No. 123R to our consolidated results of operations is expected to increase share-based compensation costs in the range of $6 to $8 million for 2006. As of September 30, 2006, there was $23.5 million of total unrecognized compensation expense. That cost is expected to be recognized over a weighted-average period of 1.8 years. Our disclosure of compensation expense related to prior periods under SFAS No. 123 can be found under Note 3 of our Condensed Consolidated Financial Statements set forth in Part I, Item 1 of this quarterly report. Our expected 2006 impact from the implementation of SFAS No. 123R differs from our disclosure of compensation expense related to prior periods under SFAS No. 123 due to the acceleration of a large number of outstanding options in the third and fourth quarters of 2005. On January 1, 2006, we adopted the fair value recognition provisions of SFAS No. 123R using the modified prospective method. Options are priced based on the closing price of a share of our common stock at the date of grant. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. To determine the inputs for the Black-Scholes option pricing model we use the implied volatility inherent in the value of exchange traded options on the Company’s stock to estimate expected volatility and the period of time that option grants are expected to be outstanding. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for the estimated life of the option. For a complete discussion of the effect of the adoption of this accounting standard see Note 3 of the Condensed Consolidated Financial Statements set forth in Part I, Item 1 of this quarterly report.
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
Application of Critical Accounting Policies and Estimates
Stock-based Compensation: MGI adopted SFAS No. 123R in the first quarter of 2006 using the modified prospective method. SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements as compensation cost based on the fair value on the date of grant. The Company determines fair value of such awards using the Black-Scholes option pricing model. See our discussion of the application of the SFAS No. 123R under the heading “Recent Accounting Pronouncements” in Footnote 2 to the Condensed Consolidated Financial Statements, which are contained in Item 1 of Part I of this quarterly report on Form 10-Q/A.
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
Item 4.
Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures
In connection with the filing of this Amendment No. 1 on Form 10-Q/A and under the supervision and with the participation of our management, including our President and Chief Executive Officer, Leon O. Moulder, Jr., and our Executive Vice President and Chief Financial Officer, William F. Spengler, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2006, our disclosure controls and procedures were effective.
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
Item 6. Exhibits

Exhibit
No.	Description

10.1*	License Agreement, dated July 3, 2006, by and between MGI PHARMA, INC. and Cilag GmbH International. (Previously filed with the Original 10-Q)

31.1	Certification of Leon O. Moulder, Jr. Pursuant to Rule 13a-14(a) (Section 302 of the Sarbanes-Oxley Act of 2002).

31.2	Certification of William F. Spengler Pursuant to Rule 13a-14(a) (Section 302 of the Sarbanes-Oxley Act of 2002).

32.1	Certification of Leon O. Moulder, Jr. Pursuant to 18 U.S.C. (S) 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of William F. Spengler Pursuant to 18 U.S.C. (S) 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended, confidential portions of Exhibit 10.1 have been deleted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MGI PHARMA, INC.
Date: March 1, 2007	By:	/s/ William F. Spengler
William F. Spengler
Executive Vice President and Chief Financial Officer (principal financial officer, and duly authorized officer)