Form 10-K
period 2006-12-31
MGI PHARMA INC
filed 2007-03-01
CIK 702131

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006

Commission File No. 0-10736

MGI PHARMA, INC.
(Exact name of registrant as specified in its charter)

Minnesota	41-1364647
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5775 West Old Shakopee Road, Suite 100 Bloomington, Minnesota (Address of principal executive offices)	55437 (Zip Code)

Registrant’s telephone number, including area code: 952/346-4700

Securities registered pursuant to Section 12(b) of the Act:

Title of Class:	Name of Each Exchange on which registered:

Common Stock, $.01 par value	The NASDAQ Stock Market

Securities registered pursuant to Section 12(g) of the Act:
None

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

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of June 30, 2006, the last business day of the registrant’s most recent second quarter, was approximately $1,678,910,598 (based on the closing price of the registrant’s common stock as reported by The NASDAQ Stock Market on such date).

The number of shares outstanding of each of the registrant’s classes of common stock, as of February 19, 2007, was: Common Stock, $.01 par value; 79,508,943 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Pursuant to General Instruction G the responses to Items 10, 11, 12, 13 and 14 of Part III of this report incorporate herein by reference certain information to be contained in the registrant’s definitive Proxy Statement for its 2007 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this report.

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

The forward-looking statements contained in this annual report may cover, but are not necessarily limited to, the following topics: (1) efforts to market, sell and distribute Aloxi® Injection in the United States and Canada; (2) efforts to market, sell and distribute Gliadel® Wafer; (3) efforts to market, sell and distribute Dacogen® for Injection for the treatment of myelodysplastic syndrome (4) the clinical development of Dacogen® for Injection for the treatment of acute myeloid leukemia, Saforistm Powder for Oral Suspension, amolimogene bepiplasmid (formerly known as ZYC101a), Aloxi® Injection for post operative nausea and vomiting, Aquavan® Injection, and other clinical compounds; (5) efforts to secure adequate supply of the active pharmaceutical ingredients for clinical development and commercialization; (6) efforts to manufacture drug candidates for clinical development and eventual commercial supply; (7) strategic plans; (8) anticipated expenditures and the potential need for additional funds; and (9) specific guidance we give regarding our current expectations of our future operating results.

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

We have registered “Hexalen®,” Salagen®,” “Aquavan®,” “Gliadel®,” “Saforistm,” and “UpTec®,“as trademarks with the U.S. Patent and Trademark Office. All other trademarks used in this report are the property of their respective owners. “Aloxi®” is a registered trademark of Helsinn Healthcare SA. “Dacogen®” is a trademark of SuperGen, Inc. “Kadian®” is a registered trademark of Alpharma. “Zofran®” is a registered trademark of GlaxoSmithKline. “Anzemet®” is a registered trademark of Aventis Pharmaceuticals, Inc. “Vidaza®” is a registered trademark of Pharmion Corporation. “Kytril®” is a registered trademark of Roche Pharmaceuticals. “Temodar®” is a registered trademark of Schering-Plough Corporation. “Aggrastat®” is a registered trademark of Medicure Inc. in the United States. “Gardasil®” is a registered trademark of Merck & Co., Inc. “Revlimid®” is a registered trademark of Celgene Corporation.

Item 1.	Business

Overview

MGI PHARMA, INC. (including its subsidiaries, “MGI,” “MGI PHARMA,” “we,” “our,” or the “Company”) is a biopharmaceutical company focused in oncology and acute care that acquires, researches, develops and commercializes proprietary pharmaceutical products that address the unmet needs of patients. It is our goal to become a leading biopharmaceutical company through application of our core competencies of product research, acquisition, development and commercialization, which we apply toward our portfolio of oncology and acute care products and product candidates. We acquire intellectual property or product rights from others after they have completed the basic research to discover the compounds that will become our product candidates or marketable products. This allows us to concentrate our skills on focused research, product development and commercialization. We have facilities in Bloomington, Minnesota; Lexington, Massachusetts; and Baltimore, Maryland.

We currently market several cancer-related pharmaceutical products in the United States using our 186-person sales organizations (see Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations — Revenues for a breakdown of sales by product over the last three years). We focus our sales efforts solely within the United States where we have retained product rights to our currently marketable products and product candidates under development. We have created alliances with other pharmaceutical or biotechnology companies for the sale and marketing of our products in other countries (see Note 15 to the consolidated financial statements for further information on revenues attributable to United States and foreign customers).

The following tables set forth summary information about our marketable products and our product candidates and research pipeline:

Marketable Products
Products	Principal Indications	Status	Commercial Rights
Aloxi Injection	chemotherapy-induced nausea and vomiting (‘‘CINV”)	Currently marketed	U.S. & Canada: MGI PHARMA

Dacogen for Injection	myelodysplastic syndrome (‘‘MDS”)	Currently marketed	North America: MGI PHARMA Rest of World: Cilag GmbH (regulatory approvals pending)

Gliadel Wafer	Malignant glioma at time of initial surgery	Currently marketed	U.S.: MGI PHARMA Outside U.S.: Various collaborators
	Glioblastoma multiforme (“GBM”)	Currently marketed	U.S.: MGI PHARMA Outside U.S.: Various collaborators

Salagen Tablets	Symptoms of radiation-induced dry mouth in head and neck cancer patients Dry mouth, plus dry eyes outside the U.S., in Sjögren’s syndrome patients	Currently marketed	U.S.: MGI PHARMA Europe: Novartis Canada: Pfizer Rest of World: Various other collaborators

Hexalen capsules	Ovarian Cancer	Currently marketed	U.S.: MGI PHARMA Outside U.S.: Various collaborators

We believe we have a strong portfolio focused in oncology and acute care related product candidates. Our current product candidates include a mixture of late stage and earlier stage opportunities. Our late stage product candidates include two product candidates from our acute care franchise (Aloxi for post operative nausea and vomiting (“PONV”) and Aquavan, a minimal to moderate sedative agent for patients undergoing brief diagnostic or surgical procedures, obtained in our acquisition of Guilford Pharmaceuticals Inc.), oncology (Dacogen for acute myeloid leukemia (“AML”)) and supportive care (Saforis Powder for Oral Suspension (“Saforis”)) products, as well as a biologics candidate, amolimogene bepiplasmid (formerly known as ZYC101a).

Product Candidates and Research Pipeline
Products	Principal Indications	Status	Sponsor
Aloxi Injection	PONV	Phase 3 completed	Helsinn Healthcare

Aloxi Capsules	CINV	Phase 3 completed	Helsinn Healthcare

Dacogen for Injection	AML	Phase 2 & 3	MGI PHARMA

Aquavan Injection	Minimal to moderate sedation of patients undergoing brief diagnostic or surgical procedures	Phase 3	MGI PHARMA

Saforis Powder for Oral Suspension	Oral mucositis	Food and Drug Administration (‘‘FDA”) approvable letter received October 12, 2006	MGI PHARMA

amolimogene bepiplasmid (formerly known as ZYC101a)	Cervical dysplasia	Pivotal trial ongoing	MGI PHARMA

irofulven	Hormone refractory prostate cancer (‘‘HRPC”) with capecitabine	Phase 2	MGI PHARMA
	HRPC combination with oxaliplatin	Phase 2	MGI PHARMA

ZYC300	Solid tumors	Phase 1/2	MGI PHARMA

PARP Inhibitors	Cancer chemosensitization and radiosensitization	Preclinical	MGI PHARMA

GCP II Inhibitors	Chemotherapy induced neuropathy	Preclinical	MGI PHARMA

Developments During 2006

Dacogen for Injection (“Dacogen”):  We received approval from the FDA for Dacogen for the treatment of patients with MDS on May 2, 2006. In August 2006, the FDA and the European Medicines Agency (“EMEA”) granted Dacogen orphan drug designation for the AML indication.

On July 6, 2006, we entered into a license agreement with Cilag GmbH (“Cilag”), a Johnson & Johnson company, granting exclusive development and commercialization rights for Dacogen in all territories outside North America to Janssen-Cilag companies, members of the Johnson & Johnson family of companies. Pursuant to the terms of this agreement, we received from Cilag an upfront payment of $10 million and may earn milestone payments totaling more than $37 million should all specified clinical development, regulatory, and commercial goals be achieved. Under the terms of the Dacogen license agreement between us and SuperGen, Inc. (“SuperGen”), we will share these upfront and milestone payments from Cilag with SuperGen. In addition to the previously described payments, in the three years from the date of the agreement, we will receive from Cilag research and development support totaling $25 million related to specified clinical development activities. We and Cilag will jointly implement a strategic plan for the global clinical development of Dacogen. Under the terms of this agreement, we will retain all commercialization rights to Dacogen in North America. Janssen-Cilag companies will be responsible for conducting regulatory and commercial activities related to Dacogen in all territories outside North America, while we retain responsibility for all activities in the United States, Canada and Mexico.

Saforis Powder for Oral Suspension (“Saforis”):  A New Drug Application (“NDA”) for Saforis was submitted to the FDA for review in April 2006. On June 12, 2006, the FDA accepted the NDA for Saforis for priority review with a Prescription Drug User Fee Act (“PDUFA”) goal date of October 12, 2006. One pivotal phase 3 trial and several supportive studies formed the foundation of the Saforis NDA. The pivotal phase 3 trial of Saforis was successfully completed in 326 patients with breast cancer who were receiving anthracycline-based chemotherapy regimens. This trial met its primary endpoint, a reduction in incidence and severity of oral mucositis. On October 12, 2006, we received an approvable letter from the FDA indicating that Saforis is approvable, and requesting an additional phase 3 trial to confirm the efficacy of Saforis in the proposed indication. While an approvable letter is a significant step in the drug approval process, approval from the FDA is still required to market the product in the United States. We are currently evaluating our options to maximize the value of Saforis.

Aquavan Injection (“Aquavan”):  In March 2006, we initiated an Aquavan pivotal program. This program consists of two randomized, double-blind, multicenter phase 3 trials and an open label safety study. The first phase 3 trial of 300 patients undergoing colonoscopy was completed successfully and achieved its primary endpoint. The second phase 3 study has completed enrollment of 250 patients undergoing bronchoscopy. The primary endpoint of both trials is sedation success. Secondary endpoints include treatment success, amnestic effect, recovery, and patient willingness to be treated again. In addition to the two phase 3 trials, an open label, multi-center safety study has completed enrollment of 122 patients undergoing minor procedures, including arthroscopy, bunionectomy, dilation and curettage, upper endoscopy, hysteroscopy, lithotripsy, arterio-venous shunt placement, and trans-esophageal echocardiograms. The goal of this study is to assess the safety of Aquavan in a variety of minor procedures.

Aggrastat Injection (“Aggrastat”):  On August 8, 2006, we entered into an agreement to sell our product rights to Aggrastat to Medicure, Inc. (“Medicure”) for net cash proceeds of $17.2 million and the assumption by Medicure of the minimum inventory purchase obligations under the terms of a supply agreement with Baxter Healthcare Corporation, subject to our retention of $2.5 million of these purchase obligations through 2009.

Restructuring:  On October 24, 2006, we implemented a plan of organizational restructuring in order to better align our workforce and resources with our operational objectives. Under this plan, we expect to lower our cost structure by (i) reducing total workforce by approximately 10%, or 56 positions, (ii) consolidating drug development functions at one location in Lexington, Massachusetts, (iii) in connection with that consolidation, relocating up to approximately 35 positions, and (iv) consolidating our Baltimore operations from two facilities to one facility.

Aloxi Injection for PONV:  On December 7, 2006, we and Helsinn Healthcare SA (“Helsinn”) conducted a pre-NDA meeting with the FDA to discuss the submission of a Supplemental New Drug Application (“sNDA”) to the FDA during the first half of 2007. This submission is based on the successful completion of two randomized, multi-center phase 3 clinical trials of Aloxi for prevention of PONV involving 1,219 patients. Both clinical trials successfully met the primary efficacy endpoint of complete response for the 0-24 hour time period following surgery. In addition, both trials achieved the secondary endpoints of complete response for the 0-48 and 0-72 hour time periods. As a result of this meeting, we made a milestone payment to Helsinn of $2.5 million in December 2006.

Business Strategy

Our goal is to become a leading biopharmaceutical company focused in oncology and acute care serving well-defined markets. The key elements of our strategy are to:

•	Continue to successfully commercialize Aloxi for prevention of CINV, by marketing Aloxi as a superior alternative to other currently marketed older 5-HT3 receptor antagonists;

•	Continue to successfully commercialize Dacogen for the treatment of patients with MDS;

•	Continue to successfully commercialize Gliadel Wafer (“Gliadel”) for the treatment of malignant glioma as an adjunct to surgery and radiation, and for recurrent glioblastoma multiforme;

•	Advance our late-stage product candidates through the following phase 3 trials or pivotal programs:

•	Aquavan for minimal to moderate sedation for patients undergoing brief diagnostic or surgical procedures,

•	Aloxi for the prevention of PONV, and Aloxi capsules for prevention of CINV (“Aloxi Capsules”);

•	Dacogen for the treatment of AML; and

•	Amolimogene bepiplasmid for the treatment of cervical dysplasia;

•	Establish commercialization paths for our product candidates in territories outside of North America; and

•	Advance a strong and balanced pipeline through various means, including discovery, product acquisition, in-licensing, and co-promotion or business combinations.

Marketable Products

Aloxi Injection for the Prevention of Chemotherapy-Induced Nausea and Vomiting

Aloxi (palonosetron hydrochloride) Injection (“Aloxi”) is a potent, highly selective serotonin subtype 3, or 5-HT3, receptor antagonist differentiated by its strong receptor binding affinity and extended half life for the prevention of CINV. We obtained exclusive United States and Canada Aloxi license and distribution rights from Helsinn Healthcare SA in April 2001. On July 25, 2003, approval was received from the FDA to market Aloxi for the prevention of acute and delayed CINV. We began promoting Aloxi through our oncology-focused sales organization in September 2003, and through our acute care sales organization in January 2006. We currently estimate that the market for the use of 5-HT3 receptor antagonists for CINV is approximately $850 million. Product sales of Aloxi in 2006, 2005, and 2004 were $250.7 million, $248.5 million, and $159.3 million, respectively.

Aloxi is the fourth 5-HT3 antagonist approved for marketing in the United States. Patent protection for Zofran (ondansetron), a major competing product, expired in 2006. This allowed for the introduction of a generic 5-HT3 inhibitor, which could affect sales of all branded 5-HT3 inhibitors including Aloxi. The first generic 5-HT3 inhibitor was approved by the FDA in November 2006. There were numerous additional ANDA approvals of ondansetron in December 2006, and significant price erosion of ondansetron is occurring. Patent protection for Kytril (granisetron), another 5-HT3 inhibitor, will expire in December 2007, and a generic version of that product is expected to become available around that time.

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

Aloxi Clinical Data for CINV

The results of phase 3 clinical trials demonstrate that Aloxi is more effective than Zofran (ondansetron injection), marketed by GlaxoSmithKline, and Anzemet (dolasetron injection), marketed by Sanofi-Aventis. The most frequently prescribed chemotherapies, including those used to treat the most common cancers such as breast, lung and colon, are considered moderately emetogenic, or have a moderate to moderately high potential to cause nausea and vomiting. Based on the phase 3 trials conducted, Aloxi is differentiated by its strong receptor binding affinity and extended half-life and has already been approved for the prevention of CINV. Overall, the incidence, pattern, duration, and intensity of adverse reactions were similar among patients treated with Aloxi and other 5-HT3 receptor antagonists. In 633 patients treated with Aloxi during phase 3 trials, the most common adverse reactions related to the study drug were headache (9 percent), and constipation (5 percent). The table below provides a summary of the efficacy results from these pivotal phase 3 clinical trials, where complete response rate is defined as the proportion of treated patients who had no vomiting and no rescue medication.

							Highly Emetogenic
	Moderately Emetogenic Chemotherapy						Chemotherapy
	Study 99-03			Study 99-04			Study 99-05
	Aloxi		Ondansetron	Aloxi		Dolasetron	Aloxi	Ondansetron

Acute CINV (0 — 24 hours)	81	%*	69%	63%		53%	59%	57%
Delayed CINV (24 — 120 hours)	74	%*	55%	54	%*	39%	45%	39%
Overall (0 — 120 hours)	69	%*	50%	46	%*	34%	41%	33%

*	Indicates results that demonstrate statistically greater efficacy than the alternative 5-HT3 product compared in the trial.

We believe that Aloxi is competitive in the U.S. CINV market for 5-HT3 receptor antagonists because Aloxi:

•	is highly selective for the 5-HT3 receptor and has at least a thirty times stronger binding affinity for this receptor than other marketed 5-HT3 receptor antagonists;

•	is more potent than other marketed 5-HT3 receptor antagonists;

•	has demonstrated a plasma elimination half-life of almost 40 hours, which is four to ten times longer than any other marketed 5-HT3 receptor antagonist;

•	has a strong receptor binding affinity and extended half life for the prevention of CINV; and

•	is the only 5-HT3 receptor antagonist approved to prevent both acute and delayed nausea and vomiting caused by moderately emetogenic chemotherapy.

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

Dacogen for Injection Overview

In September 2004, we obtained exclusive worldwide rights to the development, commercialization, manufacturing and distribution of Dacogen (decitabine) for injection (“Dacogen”) for all indications from SuperGen. On May 2, 2006, approval was received from the FDA to market Dacogen for the treatment of MDS. We began promoting Dacogen in the second quarter of 2006. In August 2006, the FDA and the EMEA granted Dacogen orphan drug designation for the AML indication. Dacogen continues to be an investigational anti-cancer therapeutic for the treatment of patients with AML, solid tumors and hemoglobinopathies. Product sales of Dacogen for the year ended December 31, 2006 were $36.1 million.

On July 6, 2006, we entered into a license agreement with Cilag, a Johnson & Johnson company, granting exclusive development and commercialization rights for Dacogen in all territories outside North America to Janssen-Cilag companies, members of the Johnson & Johnson family of companies. We, along with Cilag, will jointly implement a strategic plan for the global clinical development of Dacogen. Under the terms of this agreement, we will retain all commercialization rights to Dacogen in North America. Cilag will be responsible for conducting regulatory and commercial activities related to Dacogen in all territories outside North America, while we retain all responsibility for all activities in the United States, Canada and Mexico. We, along with Cilag, are working to determine the type of additional clinical information that will be needed to support a resubmission of the European application.

The anticancer activity of Dacogen is due to both inhibition of cell growth, or cytotoxicity, which is observed at higher doses and decreasing methylation of deoxyribonucleic acid, or DNA, which is predominately observed at lower doses. Decreasing DNA methylation, or hypomethylation, is a relatively new approach to cancer treatment. Excess DNA methylation has been implicated as a fundamental factor in the development of cancers. Researchers have determined that an increase in specific methylation of DNA can result in blocking the expression of genes, such as tumor suppressor genes. In clinical trials, researchers have demonstrated that Dacogen can reverse the methylation of DNA, potentially leading to re-expression of tumor suppressor genes. In clinical trials, Dacogen has demonstrated activity in MDS, AML, and chronic myeloid leukemia (“CML”). Preclinical data suggest that Dacogen may be effective in the treatment of solid tumor cancers where DNA methylation status is believed to be important, such as melanoma, colon and ovarian cancer. However, data from preclinical trials does not predict whether Dacogen may have the same effects when studied in humans.

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

In May 2004, Vidaza (azacitidine), marketed by Pharmion Corporation, became the first drug to be approved by the FDA for the treatment of MDS. In December 2005, the FDA approved Revlimid (lenalidomide), marketed by Celgene Corporation, for treatment of patients categorized as low- or intermediate-1 risk MDS patients. Initial shipments of Revlimid commenced in early 2006. Dacogen competes directly with Vidaza for intermediate-1 (“Int-1”) risk patients, intermediate-2 (“Int-2”) risk patients, and high risk patients; and indirectly with Revlimid for a subset of anemic MDS patients that are progressing (Int-1,Int-2).

Dacogen received orphan drug designation for MDS in the United States, providing seven years of marketing exclusivity. Dacogen also received orphan drug designation for MDS in Europe, which may provide us ten years of marketing exclusivity if Dacogen is approved for treatment of MDS by the EMEA. In September 2005, we received an Approvable Letter for Dacogen from the FDA. In November 2005, we submitted an Approvable Letter response to the FDA. Also in November 2005, we withdrew our Marketing Authorization Application (“MAA”) with the EMEA. We will continue to work with the European regulatory authorities and Cilag on an intended resubmission. In December 2005, we received a letter from the FDA stating that our response to the Approvable Letter was complete and a PDUFA date of May 15, 2006 had been established. The PDUFA date is the date by which the FDA aims to render a decision on a new drug application. FDA approval to market Dacogen was received on May 2, 2006.

Other Potential Indications

In addition to the clinically proven activity of Dacogen for patients with MDS, data from phase 1 and 2 trials suggest that Dacogen may be active in a variety of other hematological malignancies such as AML. A pivotal program in patients with AML was initiated in 2005. This program includes one phase 2 trial and one phase 3 trial in elderly patients with AML. Further, the Dacogen clinical and scientific program is the subject of a Clinical Research and Development Agreement (“CRADA”) with the National Cancer Institute (“NCI”). Pursuant to the CRADA, we will supply Dacogen for pre-clinical and clinical trials that will be managed by the NCI and that will focus primarily on the treatment of solid tumors and combination studies.

Gliadel Wafer for Malignant Glioma as an Adjunct to Surgery and Radiation and for Recurrent Glioblastoma Multiforme

Gliadel (polifeprosan 20 with carmustine implant) Wafer (“Gliadel”) is a proprietary, targeted, site-specific cancer chemotherapy product approved in the United States for the treatment of malignant glioma, a form of primary brain cancer, and for the treatment of recurrent glioblastoma multiforme (“GBM”), a rapidly fatal form of malignant brain cancer. Gliadel, a biodegradable polymer wafer, is implanted into the cavity in the brain after a brain tumor is removed. Once implanted, the wafer gradually dissolves, delivering high concentrations of BCNU (or carmustine, the active chemotherapeutic ingredient) directly to the tumor site for an extended period of time. This product minimizes exposure to BCNU throughout the body and reduces or alleviates many of the side effects associated with intravenous chemotherapy. We estimate that there are approximately 11,000 cases of malignant glioma in the United States each year.

We acquired rights to Gliadel when we acquired Guilford Pharmaceuticals Inc. (“Guilford”) in October 2005. Product sales of Gliadel for 2006 were $35.8 million. Product sales of Gliadel for 2005 were $8.5 million from October through December 2005.

In addition to the United States, we have regulatory approval to market Gliadel for use in patients with recurrent GBM in 17 countries. During September 2004, Gliadel was granted expanded marketing authorization for use in newly-diagnosed patients with high-grade malignant glioma as an adjunct to surgery and radiation in France, Germany, Greece, Ireland, Italy, Netherlands, Portugal, Spain and the United Kingdom. We market, sell and distribute Gliadel in these countries either directly, on a named patient basis under applicable law, or through distribution agreements with various European companies.

We have a right to the underlying technology for Gliadel pursuant to a license agreement with the Massachusetts Institute of Technology (“MIT”) that requires us to pay annual royalties of approximately 4 percent based on our net revenue from Gliadel, as defined per the license agreement. In 2006, we recognized $1.4 million as royalty expense pursuant to that agreement. From October through December 2005, we recognized $0.3 million in royalty expense pursuant to that agreement. Our domestic patent protection for Gliadel ended in August 2006, however, in September 2004, the FDA granted Gliadel orphan drug market exclusivity for the treatment of patients with malignant glioma undergoing primary surgical resection until February 2010.

Salagen Tablets

We conceived of, developed and market Salagen Tablets (pilocarpine hydrochloride) (“Salagen”) in the United States. The FDA granted us orphan drug status for Salagen in 1994 as a treatment for the symptoms of xerostomia induced by radiation therapy in head and neck cancer patients and in 1998 for the symptoms of dry mouth associated with Sjögren’s syndrome. Our orphan drug protection for Salagen for the treatment of symptoms of radiation-induced xerostomia in head and neck cancer patients expired in March 2001 and our orphan drug protection for Sjögren’s syndrome expired in February 2005. In December 2004, the FDA approved a competitor’s Abbreviated New Drug Application (“ANDA”) for a generic 5 milligram pilocarpine hydrochloride tablet. Since then, three additional ANDAs have been approved by the FDA, two of which were approved in 2005 and an additional ANDA was approved in 2006 that included the approval of the first generic 7.5 milligram pilocarpine hydrochloride tablet. The introduction of these competing, generic products has resulted in a significant decline of Salagen sales. We, therefore, suspended promotion of Salagen. Product sales for Salagen in 2006, 2005, and 2004 were $6.1 million, $11.5 million, and $30.3 million, respectively.

In December 2004, we entered into a five-year manufacturing, supply and distribution agreement for 5 milligram pilocarpine hydrochloride tablets, with Actavis US (formerly known as Purepac Pharmaceutical Co.) (“Actavis”). Under the terms of this manufacturing, supply and distribution agreement, we will manufacture and supply 5 milligram pilocarpine hydrochloride tablets to Actavis for exclusive distribution in the United States and we will receive the supply price and a portion of gross margin of sales by Actavis. This agreement was amended in 2006 to include the manufacturing and supply of 7.5 milligram pilocarpine hydrochloride tablets to Actavis. For the years ended December 31, 2006 and 2005, we received $1.2 million and $1.4 million, respectively, in revenues related to this agreement.

Hexalen Capsules for Ovarian Cancer

In November 2000, we purchased worldwide rights to Hexalen (altretamine) capsules (“Hexalen”) from MedImmune Oncology, Inc. Hexalen is an orally administered chemotherapy that is approved as a second-line treatment of ovarian cancer. Hexalen is approved for the treatment of ovarian cancer in 21 countries including the United States. Sales of Hexalen in the United States were $2.9 million, $3.0 million, and $2.5 million in 2006, 2005, and 2004, respectively.

Products Under Development

Aquavan Injection

Aquavan (fospropofol disodium) Injection (“Aquavan”) is a novel sedative/hypnotic product candidate that is a water-soluble prodrug of a widely-used anesthetic, propofol. We are currently evaluating Aquavan for use as a minimal to moderate sedative during brief diagnostic and therapeutic medical procedures during which patients are lethargic, but are responsive to stimulation and able to maintain normal airway functions. Moderate sedation is generally used in minimally or non-invasive procedures lasting under two hours, including, for example, various endoscopy or bronchoscopy procedures, cardiac procedures, biopsies, insertions or removals of lines, tubes or catheters and other minor surgical procedures.

Guilford met with the FDA in April 2005 to discuss the design of a randomized, double-blind, multi-center phase 2 dose-ranging trial that utilized a titration-based dosing regimen. We concluded this phase 2 trial in the fourth quarter of 2005. In March 2006, the Aquavan pivotal program was initiated. This program consists of two randomized, double-blind, multicenter phase 3 trials and an open label safety study. The first phase 3 trial involving 300 patients undergoing colonoscopy was completed successfully, having achieved the primary endpoint. The second phase 3 study has completed enrollment of 250 patients undergoing bronchoscopy. The primary endpoint of both trials is sedation success. Secondary endpoints include treatment success, amnestic effect, recovery, and patient willingness to be treated again. In addition to the two phase 3 trials, an open label, multi-center safety study has completed enrollment of 122 patients undergoing minor procedures, including arthroscopy, bunionectomy, dilation and curettage, upper endoscopy, hysteroscopy, lithotripsy, arterio-venous shunt placement, and trans-esophageal echocardiograms. The goal of this study is to assess the safety of Aquavan in a variety of minor procedures. We expect to submit an NDA to the FDA for the approval of Aquavan for use in minimal to moderate sedation for brief diagnostic or therapeutic procedures in 2007.

Guilford originally in-licensed the rights to Aquavan from ProQuest Pharmaceuticals, Inc., a privately held pharmaceutical company based in Kansas, in 2000. In the fourth quarter of 2004, Guilford acquired ProQuest, and at the same time also obtained an irrevocable, royalty-free, fully-paid, exclusive, worldwide license to the intellectual property rights for Aquavan from the University of Kansas.

Aloxi Injection for the Prevention of PONV

Aloxi is a potent, highly selective serotonin subtype 3, or 5-HT3, receptor antagonist differentiated by its strong receptor binding affinity and extended half-life that has been approved for the prevention of acute and delayed CINV. Helsinn Healthcare, the licensor of palonosetron hydrochloride, conducted two phase 3 trials involving 1,219 patients in order to seek FDA approval of Aloxi for the prevention of PONV. On December 7, 2006, we and Helsinn conducted a pre-NDA meeting with the FDA to discuss the submission of a sNDA to the FDA during the first half of 2007. This submission is based on the successful completion of the two phase 3 clinical trials of Aloxi for the prevention of PONV. Both clinical trials successfully met the primary efficacy endpoint of complete response for the 0-24 hour time period following surgery. In addition, both trials achieved the secondary endpoints of complete response for the 0-48 and 0-72 hour time periods. As a result of this meeting, we made a milestone payment to Helsinn of $2.5 million in December 2006.

PONV is a common consequence of anesthetic and surgical procedures. Patients undergoing abdominal, gynecological, ear, nose and throat, cardiovascular, and eye surgery are at the highest risk for PONV. If not prevented, PONV can delay discharge from the medical facility, cause hospital re-admissions and increase healthcare costs for patients who undergo surgery. We currently believe that the United States market for the use of 5-HT3 receptor antagonists in PONV is approximately $475 million.

Aloxi Oral Capsule Formulation for the Prevention of CINV

Helsinn Healthcare is evaluating an oral Aloxi capsule to offer patients and their caregivers a choice of formulations that may provide protection from both acute and delayed CINV. The Aloxi Capsules are currently being evaluated in a phase 3 clinical trial for which enrollment was completed in 2006. We estimate that the peak sales potential for all Aloxi formulations in the CINV indication could exceed $500 million in the United States depending upon market penetration and acceptance.

Saforis Powder for Oral Suspension

Saforis Powder for Oral Suspension (“Saforis”) is a late-stage, proprietary formulation of glutamine, an amino acid that is critical to the repair of cellular damage. In multiple clinical trials, Saforis has been shown to reduce the incidence and severity of oral mucositis in patients being treated with mucotoxic cancer therapies for a variety of tumor types. The only FDA approved therapeutic currently available for treating oral mucositis is Kepivance, marketed by Amgen Inc., and approved by the FDA in December 2004 for the treatment of severe oral mucositis in patients with hematologic malignancies receiving myelotoxic therapy requiring hematopoietic stem cell support. During the fourth quarter of 2005, a guidance meeting was held with the FDA to discuss the Saforis NDA. Saforis was granted Fast Track Designation from the FDA in 2003, a program designed to facilitate the development and expedite the review of specific drug products intended to treat serious or life-threatening conditions for which there is an unmet medical need. A NDA for Saforis was submitted to the FDA for review in April 2006. On June 12, 2006, the FDA accepted the NDA for Saforis for priority review with a PDUFA goal date of October 12, 2006. One pivotal phase 3 trial and several supportive studies form the foundation of the Saforis NDA. The pivotal phase 3 trial of Saforis was successfully completed in 326 patients with breast cancer who were receiving anthracycline-based chemotherapy regimens. This trial met its primary endpoint, a reduction in incidence and severity of oral mucositis. On October 12, 2006, we received an approvable letter from the FDA indicating that Saforis is approvable, and requesting an additional trial to confirm the efficacy of Saforis in the proposed indication. While an approvable letter is a significant step in the drug approval process, approval from the FDA is still required to market the product. We are currently evaluating our options to maximize the value of Saforis.

Oral Mucositis

Oral mucositis is one of the most common dose-limiting toxicities induced by mucotoxic cancer therapy (both chemotherapy and radiotherapy). Estimates of the incidence of oral mucositis in patients receiving chemotherapy for cancer range from 15% in those receiving standard chemotherapy to over 75% in patients having bone marrow transplantation. Oral mucositis presents clinically as erythema and ulceration of the mucosa. Clinical symptoms typically appear 5 to 7 days after the administration of chemotherapy or radiotherapy and persist for 2 to 3 weeks in immunocompetent patients. The underlying damage, however, is sustained many days before clinical symptoms appear. The most common sites for oral mucositis include the lips, the buccal and soft palate mucosa, the floor of the mouth, and the ventral surface of the tongue. Recent research indicates that the underlying pathophysiology of oral mucositis is the same regardless of the precipitating mucotoxic cancer therapy (cytotoxic chemotherapy or radiation). A 5-phase model of mucosal barrier injury has been proposed that characterizes the pathophysiologic progression which results in oral mucositis: initiation, upregulation and message generation, signaling and amplification, ulceration, and healing.

Clinically significant oral mucositis (World Health Organization (“WHO”) Grade ≥ 2) is associated with ulceration, pain, difficulty swallowing, increased risks for impaired nutrition related to the inability to eat, and significantly higher rates of infection leading to hospitalization and death. Utilization of health care resources is directly linked to the incidence, severity and duration of oral mucositis, involving increased use of opiate analgesics, IV fluids, and antimicrobial agents.

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

The rapidly dividing cells of the oral mucosa use glutamine not only as the primary fuel but also as a nitrogen source for cellular repair and anabolic functions. Thus, in addition to endogenous glutamine production, a source of exogenous glutamine becomes critical when the mucosa has been injured as a result of chemotherapy or radiotherapy.

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

Amolimogene bepiplasmid (formerly known as ZYC101a)

The goal of treatment with amolimogene bepiplasmid is to enhance the natural immune response of a patient infected with human papillomavirus (“HPV”) by allowing the body to produce a substance that is seen as foreign, an HPV antigen, which results in a heightened immune system response to HPV in the patient. The enhanced immune response, in the form of activated cells, is expected to recognize and eliminate the patient’s abnormal growth of cervical tissue, or cervical dysplasia. Amolimogene bepiplasmid is a circular form of double-strand DNA, or plasmid DNA, contained within biodegradable poly (lactide-co-glycolide), or PLG, microparticles. This microencapsulation-based formulation of amolimogene bepiplasmid facilitates uptake of plasmid DNA by certain antigen-presenting cells (“APCs”). The plasmid DNA is used to produce a protein, fragments of which attach to carrier molecules. This complex migrates to the surface of the APC and is recognized by thymus-derived cells (“T cells”) specific for HPV. These T cells, representing an enhanced immune response, migrate to the cervix and eliminate the HPV positive disease causing cells, thereby resolving the disease.

We are currently developing amolimogene bepiplasmid as a treatment for young women with high-grade cervical dysplasia. A phase 2, multicenter, randomized placebo controlled trial of 161 women with high-grade cervical dysplasia was conducted in the United States and Europe. Patients enrolled in this phase 2 trial received an intramuscular injection of amolimogene bepiplasmid every three weeks for a total of three doses. Amolimogene bepiplasmid was shown to be safe and well tolerated. In a prospectively defined cohort of patients under 25 years of age, the drug promoted resolution of high-grade dysplasia in 70 percent of patients, versus 23 percent in the placebo arm. In all patients, resolution was 43 percent for patients on drug and 27 percent for patients on placebo. In other open label trials, the drug was found to be safe and well-tolerated and disease resolution was observed in a high percentage of young patients. The most frequently observed adverse event in these trials was mild to moderate injection site pain, which was manageable with over the counter analgesics. The first trial in a two-part pivotal program to further assess the safety and efficacy of amolimogene bepiplasmid began in 2005 and was designed to become a key part of submissions to regulatory authorities for seeking marketing approval. We expect to complete enrollment in 2007.

Human Papillomavirus and Cervical Dysplasia Overview

HPV refers to a group of viruses that includes more than 100 different types. More than 30 of these viruses are sexually transmitted and can infect the genital area. The areas include the skin of the penis, vulva, or anus, and the lining of the vagina, cervix, and rectum. Most people who become infected with HPV will not have any symptoms, and the infection will resolve on its own. In the United States, approximately 20 million people are currently infected with HPV. Greater than 50 percent of sexually active men and women acquire genital HPV infection at some point in their lives. It is estimated that as many as 70 percent of women have had HPV or are currently infected by HPV and that by age 30, at least 80 percent will have acquired genital HPV infection. HPV is the cause of cervical dysplasia.

The three types of cervical dysplasia (also called cervical intraepithelial neoplasia (“CIN”)) are mild, or CIN 1, moderate, or CIN 2, and severe, or CIN 3. Mild dysplasia is by far the most common type. Mild dysplasia is not considered to be a true pre-cancerous disease by many experts, in part because in about 70 percent of cases the abnormal cervical tissue heals and is replaced by normal tissue over time without any specific medical intervention. However, in a subset of women, mild dysplasia can progress to a more serious disease. Often, moderate and severe types of cervical dysplasia, or CIN 2/3, are grouped together and called high-grade cervical dysplasia.

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

In 2006, Merck & Co., Inc. received FDA approval for Gardasil (Quadrivalent Human Papillomavirus (Types 6, 11, 16, 18) Recombinant Vaccine), a vaccine for the prevention of cervical carcinoma. Current data suggests that the efficacy of this vaccine is limited to preventing cervical cancer associated with HPV 16 and 18. These viral types account for 70% of cervical carcinoma and 55% of CIN 2/3. This vaccine will not compete directly with amolimogene bepiplasmid, but over time it may reduce the size of the CIN 2/3 market.

ZYC300

Our second immunotherapy compound in clinical development is ZYC300. ZYC300, an encapsulated plasmid encoding a commonly expressed tumor antigen, has completed a phase 1/2 trial in 17 patients with late stage metastatic hematological and solid tumors. The enzyme cytochrome P450 1B1 (“CYP1B1”), is encoded by the ZYC300 plasmid. Data from this trial were selected for oral presentation at the American Society of Clinical Oncology (“ASCO”) 2003 Annual Meeting and demonstrated that ZYC300 was well tolerated and biologically active. During 2006, we began a second clinical trial in patients with solid tumors to further assess the safety and efficacy of ZYC300. Enrollment in this study is expected to be completed in 2007.

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

A phase 1/2a clinical trial in 17 subjects with advanced malignancies who had failed prior cancer treatments was conducted to test the safety, bioactivity and clinical activity of ZYC300. Each patient was administered ZYC300 intramuscularly every other week for the target number of at least 6 but not more than 12 doses at a fixed dose level. From a safety perspective, ZYC300 was well tolerated. With the exception of a single subject who experienced abscesses at the injection site, no systemic or local toxicity was considered related to treatment with ZYC300, and only mild to moderate localized injection site reactions were observed. From a bioactivity perspective, despite their advanced cancer stage and history of prior chemotherapy treatment, many patients were determined to have an immune response to ZYC300. Increased levels of CYP1B1, or biologic responses, were observed in 46 percent of 13 patients who received more than six doses and in 80 percent of the five patients receiving twelve doses of ZYC300. Clinical activity was observed in three patients that had stable disease following their last dose of ZYC300; all other patients had progressive disease. Each of the three patients who had disease stabilization was an immune responder. Durable clinical response to subsequent chemotherapy was seen in all six patients who had demonstrated a biologic response to ZYC300, including one complete response that lasted more than twelve months. Only one of the eleven non-biologic responders benefited from subsequent chemotherapy. In summary, we believe that the data support proceeding with additional clinical development of ZYC300.

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

We believe irofulven may have a unique mechanism of action that makes it well suited for study in refractory patient populations and in combination with other cancer therapies. Preclinical and clinical data demonstrate irofulven’s activity against tumors that are known to be resistant to other therapies. Preclinical studies have also demonstrated the additive or synergistic effect of irofulven with a number of marketed cancer therapies. Therefore, we believe that pursuing development paths in refractory cancers and in combination with other cancer therapies may be warranted. Preclinical toxicology studies in rats and dogs and initial clinical data from the dosing of over 1,000 cancer patients with irofulven have demonstrated that irofulven is adequately tolerated as a chemotherapeutic compound and its side effects are reversible. The primary dose-limiting side effect has been bone marrow suppression, usually observed as decreased blood platelet or white cell counts. Other drug-related side effects have been nausea, vomiting, visual disturbances and fatigue. Bone marrow suppression has been controlled through dose adjustments or treatment delays to allow recovery of platelet or white cell counts. Nausea and vomiting are prophylactically controlled with standard, currently available treatments. Visual disturbances and fatigue are managed by dose adjustments and are generally reversible after discontinuation of treatment.

To obtain marketing approval for irofulven in the United States, pivotal registration trials would need to be successfully completed and submitted to the FDA. Phase 3 trials typically use survival as the primary endpoint, compared to a randomly determined control group and have a higher number of enrolled patients than in earlier phases.

We initially chose to investigate prostate, liver, ovary and pancreas cancers because anti-cancer activity of irofulven has been observed in each of these trials, including objective tumor shrinkage. Because irofulven has a unique mechanism of action, it may remain active against tumors that are known to be resistant to other cancer therapies and in preclinical trials demonstrated additive or synergistic effects in combination with a number of marketed chemotherapies, we are conducting drug combination trials with irofulven. We have completed phase 1 trials of irofulven in combination with each of irinotecan, cisplatin, docetaxel, capecitabine, gemcitabine and oxaliplatin. Phase 2 trials of irofulven in combination with other chemotherapies, such as capecitabine and oxaliplatin have completed enrollment and data analysis is ongoing.

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

We have synthesized several families of potent small molecule PARP inhibitors. During the fourth quarter of 2006, we selected GPI21016 for clinical development because, based on pre-clinical cancer studies, we believe that it is orally bioavailable, highly brain penetrable and increases the efficacy of various chemotherapies. An Investigational New Drug Application (“IND”) for this compound is expected to be submitted in the second half of 2007.

GCP II Inhibitor Compounds

N-Acetylated-Alpha-Linked-Acid-Dipeptidase (“NAALADase”), also known as glutamate carboxypeptidase II (“GCP II”), is a membrane-bound enzyme found in the central and peripheral nervous system that is believed to play a role in modulating the release of glutamate, one of the brain’s most common chemical messengers. During conditions of acute injury or chronic disease, there may be a large increase in the release of glutamate that incites a cascade of biochemical events, ultimately leading to cell injury or death. Our GCP II inhibitor program is aimed at developing a commercial drug to block excessive glutamate release. Our GCP II inhibitors appear to normalize pain sensitivity, attenuate nerve conduction deficits and prevent histopathological degeneration in several animal models of diabetic and chemotherapy-induced neuropathy and neuropathic pain.

We are currently developing specific inhibitors of glutamate carboxypeptidase (GCP) II for the prevention and treatment of chemotherapy-induced neuropathy. Development of the lead compound, GPI 5693, was halted earlier this year because of toxicity findings in preclinical animal studies that were unrelated to its intended therapeutic mechanism of action. Current efforts are focused on selection of a second generation inhibitor in 2007.

Sales and Marketing

We believe that for successful commercialization of our products, our commercial management group, including the sales and marketing functions, must be integrated with the development function from the moment we identify a product candidate for possible acquisition and development. In this manner, factors that are important throughout the entire life cycle of a product can be appropriately managed. From initial sales forecasting, to market research, to brand strategy, to advocate development, our commercial development function works to prepare our product candidates for transition to our product marketing group. Our marketing group is responsible for additional market research, brand strategy and tactics, marketing programs, design and production of promotional materials and analysis of market performance. We use a variety of marketing programs to reach our targeted audiences, including distribution of product-specific brochures in face-to-face meetings and direct mailings, exhibits at select medical meetings and journal advertising.

We currently promote our products in the United States using our 186-person sales organization. Specifically, these promotion activities are directed to physician specialists, plus associated nurses, pharmacists, practice managers and support staff. As is common in the pharmaceutical industry, our domestic product sales are made to pharmaceutical wholesalers, including specialty oncology distributors, for further distribution to the ultimate consumers of our products.

We had two customers, Oncology Supply and Oncology Theraputic Network, who each individually accounted for more than 10 percent of our product sales in 2006. Combined, these two customers accounted for 66 percent of our total 2006 product sales.

We use international collaborations to develop and/or commercialize our products outside the United States. We describe those collaborations below in the section entitled “International Research, Development and Commercialization Agreements.”

Research and Development

We maintain active drug development programs for our product candidates and marketable products. Current drug development efforts are primarily focused on Dacogen, Aquavan, amolimogene bepiplasmid, Saforis, irofulven and Aloxi products. Earlier stage drug candidates, ZYC300 and PARP inhibitors, are also being developed internally. We also participate in post-marketing trials to support the continued clinical study of our marketable products and we seek product candidate acquisitions in order to expand our development pipeline. With the acquisitions of MGI Biologics, Inc. (formerly known as Zycos, Inc.) and MGI GP, Inc. (formerly known as Guilford Pharmaceuticals Inc.), we have expanded our research and development capabilities to include biologics (the Zycos platform) and small molecules (PARP, GCP II programs). This has added the competency of targeted research activities to our development organization. We try to focus our research efforts in a disciplined manner to control our expenses and mitigate risks due to product failure. Currently we employ 174 associates in research and development, which includes 59 associates in research and 115 associates in development activities.

We have incurred significant research and development costs in the past and believe that substantial capital resources will be required to support current and future development programs. We spent approximately $100.1 million in 2006, $70.9 million in 2005, and $62.6 million in 2004 on research and development. For the years ended December 31, 2006, 2005, and 2004, 2.6 percent, 0.1 percent, and 50.8 percent, respectively, of our research and development expense was attributable to license/milestone payments. Funding for research and development is expected to come from internally generated funds, joint ventures, strategic alliances or other sources of capital, including equity or debt offerings.

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

Technology In-licensing Agreements

Aloxi Products

In April 2001, we obtained from Helsinn Healthcare SA (“Helsinn”) the exclusive oncology license and distribution rights for Aloxi in the United States and Canada. Aloxi is a differentiated 5-HT3 receptor antagonist for the prevention of CINV. Under the terms of the agreement, we have made all license initiation and milestone payments, which totaled $38.0 million. We have also agreed to pay royalties and supply fees based on net sales revenues. For the years ended December 31, 2006, 2005, and 2004, we recognized $20.1 million, $19.9 million, and $12.7 million, respectively, as royalty expense pursuant to this agreement.

We expanded our agreement with Helsinn in November 2003 to include rights for PONV application of Aloxi and Aloxi Capsules and extended the term through December 31, 2015. Under the terms of the expanded agreement, we have made an aggregate of $27.5 million in initial and milestone payments as of December 31, 2006. We expect to make additional payments totaling $20.0 million over the course of the next several years upon achievement of certain development milestones including the approvals of Aloxi for prevention of PONV and Aloxi Capsules in the United States. We will also pay royalties and product supply fees based upon net sales. Helsinn will continue to fund and conduct all development of Aloxi products for the new applications and will supply finished product for commercialization.

Gliadel Wafer

In March 1994, Guilford entered into an agreement (the “Gliadel Agreement”) with Scios Inc. (“Scios”) pursuant to which Guilford licensed from Scios exclusive worldwide rights to numerous U.S. patents and patent applications and corresponding international patents and patent applications for polyanhydride biodegradable polymer technology for use in the field of tumors of the central nervous system and cerebral edema. Gliadel is covered under this license by two U.S. patents and certain related international patents and patent applications. The patent rights in the U.S. expired in 2006. In April 1994, Scios assigned all of its rights and obligations under the Gliadel Agreement to MIT. We have exclusive worldwide rights to the technology for brain cancer therapeutics, subject to certain conditions, including a requirement to perform appropriate pre-clinical tests and file an IND with the FDA within 24 months of the identification of a drug-polymer product having greater efficacy than Gliadel.

Under the Gliadel Agreement, we are obligated to pay a royalty of 4% on all net product revenue incorporating the technology covered by the agreement, as well as 25% of all proceeds from sublicensees and 4% of proceeds from corporate partners. For a particular country, our obligation to pay a royalty on net revenue expires upon the later to occur of (i) the expiration of the relevant patent rights in such country or (ii) 15 years after the first sale of a commercial product derived from the licensed technology in such country. In 2006, we recognized $1.4 million in royalty expense pursuant to that agreement. From October through December 2005, we recognized $0.3 million in royalty expense pursuant to that agreement.

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

Hexalen Product Purchase Agreement

In November 2000, we purchased certain assets and assumed certain liabilities related to the Hexalen business from MedImmune (Oncology), Inc. Hexalen is an orally administered anticancer drug that is approved for treatment of ovarian cancer in patients with persistent or recurrent disease following first-line therapy with a cisplatin and/or alkylating agent-based combination chemotherapy in the United States and a number of other countries. We purchased worldwide rights subject to existing distribution agreements for territories outside the United States. Royalties are due on net sales or distribution margins.

Dacogen for Injection

In September 2004, we obtained exclusive worldwide rights to the development, commercialization, manufacturing and distribution of Dacogen for all indications from SuperGen. Dacogen is an anti-cancer therapeutic approved by the FDA on May 2, 2006 for the treatment of patients with myelodysplastic syndrome (“MDS”). In addition to the clinically proven activity of Dacogen in patients with MDS, data from phase 1 and 2 trials suggest that Dacogen may be active in a variety of other hematological malignancies, such as AML. Therefore, a pivotal program in patients with AML was initiated in 2005. We have assumed responsibility for development of other indications for Dacogen. Under the terms of our agreement with SuperGen, we paid $40 million to SuperGen and we incurred $1.1 million of transaction fees, including legal and accounting fees. We received four million shares of SuperGen that were valued at $24.4 million on the purchase date and are reported as an available-for-sale equity security. The difference between total consideration ($41.1 million) and the fair value of the equity investment ($24.4 million) of $16.7 million was recorded as research and development expense in the third quarter of 2004. We had met our commitment to SuperGen to fund at least $15.0 million of further Dacogen development costs as of December 31, 2005. We expensed a total of $12.5 million in milestone obligations during 2004 for: (1) the filing of the NDA for Dacogen with the FDA and (2) a Marketing Authorization Application (“MAA”) filing with the EMEA. In the second quarter of 2006, we paid to SuperGen a milestone payment of $20 million for the first commercial sale of Dacogen in the United States. We expect to make additional milestone payments totaling $12.5 million upon achievement of regulatory and commercialization milestones in Europe and Japan. Subject to certain limitations, we will also pay SuperGen 50 percent of certain revenue payable as a result of our sublicensing rights to market, sell or distribute Dacogen, to the extent such revenues are in excess of the milestone payments. In addition, SuperGen will receive a royalty on annual worldwide net sales of licensed product starting at 20 percent and escalating to a maximum of 30 percent. For the year ended December 31, 2006, we recognized $7.2 million as royalty expense pursuant to this agreement. In the third quarter of 2006, we paid $5.0 million to SuperGen related to sublicensing revenue from Cilag GmbH.

GPI 1485/Neuroimmunophilin Ligand Program

Between 1994 and 1998, Guilford entered into a series of exclusive worldwide license agreements with John Hopkins University (“JHU”) for patents covering the neurotrophic use of neuroimmunophilin ligands, or NILs. NILs are immuno suppressive small molecules that may promote nerve growth. The agreements provide for an upfront license fee, reimbursement of patent expenses, an annual maintenance fee, milestone payments upon the achievement of certain development milestones and a minimum annual expenditure of $100,000 toward development of a licensed product. Additionally, the agreements provide for a royalty of up to 3% of net sales on commercial sales of licensed products following regulatory approval.

In June 2004, Guilford licensed its rights in the United States to GPI 1485, its lead neuroimmunophilin ligand compound, to Symphony Neuro Development Company (“SNDC”) a newly formed, special purpose company dedicated to the development of GPI 1485 in the following four disease states in the United States: Parkinson’s disease, peripheral nerve injury, including PPED, HIV-related peripheral neuropathy and HIV-related dementia. SNDC agreed to invest up to $40.0 million to advance GPI 1485 through its then current clinical programs in these disease states. Also in consideration for the license, SNDC’s investors granted Guilford an exclusive option to purchase SNDC. With the acquisition of Guilford in October 2005, we assumed this option, which we were entitled to exercise at our sole discretion at any time until March 31, 2007, at an exercise price starting at $85.6 million in December 2005 and incrementally increasing to $119.8 million by March 2007. During the first half of 2006, SNDC informed us that the results of the clinical programs evaluating GPI 1485 as a treatment for Parkinson’s disease and peripheral nerve injury had not achieved statistical significance for their respective primary endpoints. Based on these results, we concluded that we would not exercise the purchase option. Therefore, in the second quarter of 2006, we amended our agreement to terminate our exclusive option to purchase SNDC. In February 2007, we entered into an agreement assigning all of our rights to NILs under the JHU agreements to a third party.

Acylfulvenes, Including Irofulven

In August 1993, we entered into an exclusive license agreement with the Regents of the University of California. Under the agreement, the university granted to us an exclusive, worldwide, royalty-bearing license for the commercial development, manufacture, use and sale of acylfulvene analogs, methods of synthesizing acylfulvene analogs and methods of treating tumors using acylfulvene analogs. We have been developing irofulven under this license. We paid the university an initial license fee upon execution of the agreement and agreed to pay license maintenance fees on each anniversary of the execution of the agreement until we submit the first NDA relating to the analogs to the FDA. In addition, we make development milestone payments prior to commercialization of the product. We have also agreed to pay royalties on net sales revenues, subject to annual minimum requirements. Through December 31, 2006, we have made approximately $1.0 million in cash payments to the university under this agreement. Unless earlier terminated by the parties, the term of the agreement extends until the later of: (a) the expiration of the last-to-expire patent we have licensed; or (b) ten years from the date of the first commercial sale of products developed from the acylfulvene analogs.

Technology Out-licensing Agreements

Dacogen for Injection

In July 2006, we entered into a license agreement with Cilag GmbH (“Cilag”), a Johnson & Johnson company, granting exclusive development and commercialization rights for Dacogen in all territories outside North America to Janssen-Cilag companies, members of the Johnson & Johnson family of companies. We, along with Cilag, will jointly implement a strategic plan for the global clinical development of Dacogen. Under the terms of this agreement, we will retain all commercialization rights to Dacogen in North America. Cilag will be responsible for conducting regulatory and commercial activities related to Dacogen in all territories outside North America, while we retain responsibility for all activities in the United States, Canada and Mexico. Pursuant to the terms of this agreement, we received from Cilag an upfront payment of $10 million and may earn milestone payments totaling more than $37 million should all specified clinical development, regulatory, and commercial goals be achieved. Under the terms of the Dacogen license agreement between us and SuperGen, Inc., we will share these upfront and milestone payments from Cilag with SuperGen. In addition to the previously described payments, in the three years from the date of the agreement, we will receive from Cilag research and development support totaling $25 million related to specified clinical development activities, of which $6 million had been received as of December 31, 2006. We will receive a royalty from Cilag on net sales of Dacogen in each of the countries covered by this agreement.

Salagen Tablets

Under a November 1994 license agreement with Pfizer Inc. (formerly the Upjohn Company), we granted an exclusive, royalty-bearing license to develop and commercialize Salagen in Canada. Pfizer granted us an irrevocable, non-exclusive, royalty-free license allowing us to use any technology or data developed by Pfizer. Pfizer paid us a $75,000 initial fee and agreed to pay us royalties equal to a percentage of Pfizer’s net Salagen sales revenues, subject to annual minimum requirements. We also agreed to supply Pfizer’s requirement of Salagen until the termination of the license agreement with Pfizer. In addition, we agreed to pay Pfizer royalties if we promote Salagen in Canada in the first or second year following termination of the agreement. Either party may terminate the agreement upon one-year prior written notice. For the years ended December 31, 2006, 2005, and 2004, we recognized net royalty revenue related to this agreement of $0.6 million, $0.6 million, and $0.5 million, respectively.

In December 1994, we entered into a license agreement with Kissei Pharmaceutical Co., Ltd., a pharmaceutical company in Japan. Under the terms of the agreement, we granted an exclusive, royalty-bearing license to develop and commercialize Salagen in Japan. Kissei granted back to us an irrevocable, non-exclusive, royalty-free license allowing us to use any technology or data developed by Kissei related to Salagen. Kissei paid us an initial license fee and subsequent milestone payments that totaled $2.5 million through December 31, 2002. There are no additional milestone payments due under the agreement. In addition, Kissei agreed to pay us royalties equal to a percentage of Kissei’s Salagen net sales revenue. An application for marketing approval by the regulatory authorities in Japan for the initial indication of Salagen was submitted by Kissei in 2003. An approval was obtained in 2005 and the drug was launched in the fourth quarter of 2005. Unless earlier terminated by the parties for cause or by mutual agreement, the term of the agreement is ten years from the date sales of Salagen begin in Japan. Thereafter, the agreement automatically renews for additional one-year periods. For the year ended December 31, 2006, we recognized net royalty revenue related to this agreement of $0.3 million.

In April 2000, we entered into a license agreement with Novartis Ophthalmics AG under which we granted Novartis an exclusive, royalty-bearing license to develop and commercialize Salagen in Europe, Russia and certain other countries. Novartis granted us an irrevocable, non-exclusive, royalty-free license allowing us to use any technology developed by Novartis related to Salagen. In addition, we simultaneously entered into a supply agreement with Novartis pursuant to which we agreed to supply Novartis’ requirements of Salagen until termination of the license agreement with Novartis. The term of the license agreement is 12 years and is thereafter automatically extended for additional two-year terms unless otherwise terminated in writing by either party. Either party may terminate the license agreement for cause. In addition, Novartis may terminate the license agreement if the supply agreement is terminated and Novartis has not been supplied with Salagen for a period of more than 180 days. A $750,000 license fee was received in June 2000 upon receipt of regulatory qualification for Novartis to sell the product in the UK, and an additional $750,000 license fee was received in April 2001 upon satisfaction of certain regulatory approvals or transfers. These amounts are being amortized to licensing revenue over the 12-year term of the agreement. The agreement includes milestone payments which are due if certain annualized and cumulative net sales thresholds are achieved. In 2005, a milestone payment of $0.5 million was received based on reaching $5 million of net sales revenue for licensed products on a moving annual total, and the milestone payment will be recognized over the remaining term of the agreement. Royalty payments, based on a percentage of net sales revenue, continue for the term of the agreement. We recognized net royalty revenue related to this agreement of $1.0 million, $1.1 million and $0.9 million for the years ended December 31, 2006, 2005 and 2004, respectively.

International Research, Development and Commercialization Agreements

We have entered into various agreements with international companies to further develop, commercialize, and distribute certain of our products in markets outside of the United States. Distributors are required to obtain local authorizations in connection with the import/export and distribution of specific products in their designated territory. We receive product supply payments and may receive distribution initiation fees.

Manufacturing

Except for Gliadel, which we manufacture ourselves, our marketable and development-stage pharmaceuticals are manufactured under agreements with third-party manufacturers. Our manufacturing and quality assurance personnel authorize, audit and approve virtually all aspects of the manufacturing process. In-process and finished product inventories are analyzed through contract testing laboratories and the results are reviewed and approved by us prior to release for further processing or distribution. We intend to carry approximately six-months inventory for each of our marketable products.

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

Dacogen for Injection

We have a contract with Ferro Pfanstiehl Laboratories, Inc., a wholly owned subsidiary of Ferro Corporation, to produce decitabine, the active pharmaceutical ingredient in Dacogen. The initial term of the supply agreement will be seven years following each of the initial marketing authorizations in the United States and the European Union, which in the United States was May 2, 2006. The supply agreement will automatically extend for two-year periods in successive years following the initial term unless otherwise terminated under mutually acceptable terms and conditions. Ferro Pfanstiehl has the capacity to manufacture the worldwide requirements of decitabine. Dacogen is a sterile lyophilized drug product in a single-dose vial, and the finished product is manufactured by Pharmachemie B.V. We have negotiated a supply agreement with Pharmachemie effective July 6, 2005 (five-year initial term). The terms of the agreement shall automatically extend for successive one-year periods, unless either party provides to the other party written notice of termination. Such notice shall be given in writing at least 90 days prior to the end of the five- or one-year period.

Salagen Tablets

Pilocarpine hydrochloride, the active pharmaceutical ingredient for the manufacture of Salagen, is obtained under an exclusive supply and license agreement with Merck KgaA. The exclusive term of this agreement ends on December 31, 2007, and may be extended for additional five-year terms unless earlier terminated by the parties. Upon termination of the exclusive term, the agreement may continue for an indefinite period on a non-exclusive basis. The refined raw material is a semi-synthetic salt of an extract from plants grown and processed exclusively on carefully managed plantations in South America. We believe that the supply of pilocarpine hydrochloride is adequate for the foreseeable future. Salagen is currently manufactured for us by Patheon Inc. The initial term of the Patheon agreement was four years, with automatic renewal periods of three years. While this agreement may be terminated by either party upon three years’ written notice, neither party has provided such notice.

Gliadel Wafer

We manufacture Gliadel using a proprietary process at our facility in Baltimore, Maryland, which includes areas designated for packaging, quality assurance, laboratory and warehousing. This facility enables us to produce up to 12,000 Gliadel treatments (each consisting of eight wafers) annually. We have a second clean room at this facility that we estimate would potentially allow us to increase our annual manufacturing capacity to 20,000 treatments or provide backup manufacturing capability if the first clean room facility is unable to be utilized. We therefore believe that our capacity to manufacture Gliadel will satisfy patient demand for the product.

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

Aggrastat Injection

We entered into an exclusive supply agreement with Merck for the manufacture and supply of the active pharmaceutical ingredient for Aggrastat. Aggrastat is sold in 100 ml and 250 ml pre-mixed bags and 50 ml vials. This agreement with Baxter Healthcare Corp. (“Baxter”) was to supply us with the pre-mixed bags of Aggrastat until July 2009. Under this agreement, we were required to make minimum annual purchases from Baxter. In the third quarter of 2006, we sold our product rights for Aggrastat to Medicure. Under the terms of that sale, Medicure assumed the obligations of the Baxter Agreement and we agreed to reimburse Medicure for a portion of those obligations. Our remaining obligation for 2006 is $1.4 million. In 2007, 2008, and 2009 the obligation is 50 percent of the purchasing shortfall up to a maximum of $0.4 million, $0.4 million, and $0.3 million, respectively. These obligations will be paid in the first quarter of the following fiscal year.

As a regular part of our business, we establish contract manufacturing arrangements for our development-stage pharmaceuticals. These arrangements include purchase orders, supply agreements, and development-scale manufacturing contracts.

Intellectual Property Rights

Patents

We rely on patent rights, orphan drug designation, trade secrets, trademarks, and nondisclosure agreements to establish and protect our proprietary rights in our products and product candidates in both the United States and selected foreign jurisdictions. The following charts identify the number of patents and patent applications that protect or relate to our marketable products, product candidates and significant research programs, and whether those patents or patent applications are issued (or filed) in the United States or internationally, whether they are owned by us, licensed to us, or both owned and licensed, the earliest date on which those patents begin to expire, and if the technology is protected by orphan drug designation or other regulatory provisions providing marketing exclusivity.

United States Patent Portfolio

			Owned by us, licensed	Earliest date of patent
	# of	# of pending patent	to us or both	expiration/other
Technology	Patents	applications	owned and licensed	regulatory protection

Aloxi® Injection and Capsules	1	—	Licensed	2015
Gliadel® Wafer(1)	2	—	Licensed	2006 / Orphan drug
Salagen® Tablets	—	—	Owned
Hexalen® Capsules	—	—	Owned
Dacogen® Injection(2)	—	1	Licensed	2013 / Orphan drug
Saforistm Powder for Oral Suspension	3	1	Owned and licensed	2013
Amolimogene bepiplasmid	11	4	Owned and licensed	2020
Aquavan® Injection	2	6	Owned and licensed	2018
Irofulven	3	—	Licensed	2012
ZYC300	7	5	Owned and licensed	2016
Other acylfulvene analogs	18	4	Licensed	2016
GCP II Inhibitors	44	10	Owned	2016
PARP Inhibitors	21	8	Owned and licensed	2017

(1)	Gliadel was awarded orphan drug exclusivity until February 2010, for the treatment of patients with newly diagnosed malignant glioma as an adjunct to surgery and radiation.

(2)	Dacogen was awarded orphan drug status by the FDA for the treatment of MDS and AML.

International Patent Portfolio

			Owned by us, licensed	Earliest date of patent
	# of	# of pending patent	to us or both	expiration/other
Technology	Patents	applications	owned and licensed	regulatory protection

Aloxi® Injection and Capsules(1)	1	—	Licensed	2011
Gliadel® Wafer	36	—	Licensed	2007
Salagen® Tablets	—	—	Owned
Hexalen® Capsules	—	—	Owned
Dacogen® Injection(2)	—	—	Licensed	2016 / Orphan Drug
Saforistm Powder for Oral Suspension	—	15	Owned and licensed	Pending
Amolimogene bepiplasmid	28	26	Owned and licensed	2018
Aquavan® Injection	14	87	Owned and licensed	2019
Irofulven	31	—	Licensed	2013
ZYC300	35	23	Owned and licensed	2016
Other acylfulvene analogs	88	35	Licensed	2017
GCP II Inhibitors	44	58	Licensed	2017
PARP Inhibitors	9	16	Owned	2018

(1)	In April 2001, we obtained from Helsinn Healthcare SA (“Helsinn”) the exclusive license and distribution rights for Aloxi in Canada. Helsinn retained all other non-US license and distribution rights for Aloxi.

(2)	Dacogen was awarded orphan drug status by the EMEA for the treatment of MDS and AML.

The term of a U.S. patent issued from an application filed before June 8, 1995 is the longer of 17 years from its issue date or 20 years from its effective filing date. The term of a U.S. patent issuing from an application filed on or after June 8, 1995 is 20 years from its effective filing date. The Drug Price and Competition and Patent Term Restoration Act of 1984 and the Patent Term Restoration Act generally provide that a patent relating to, among other items, a human drug product, may be extended for a period of up to five years by the U.S. Commissioner of Patents and Trademarks if the patented item was subject to regulatory review by the FDA before the item was marketed. The patent term restoration period is generally one-half the time between the effective date of the IND and the date of submission of the NDA, plus the time between the date of submission of the NDA and the date of FDA approval of the product. Only one patent claiming each approved product is eligible for restoration and the patent holder must apply for restoration within 60 days of approval. The United States Patent and Trademark Office, in consultation with FDA, reviews and approves the application for patent term restoration. There can be no assurance that the term of any issued patents will be extended. In addition, no grant of patent term extension will prevent a challenge to the underlying patent’s validity or a judicial finding that the underlying patent infringes on the rights of any third party.

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

An orphan designated drug is currently provided seven years of marketing exclusivity if it is the first drug to be approved for the orphan drug indication, and it is provided ten years of marketing exclusivity for an approved indication following approval to market by the EMEA. Orphan drug designation for our products does not, however, insulate us from other manufacturers attempting to develop an alternate drug for the designated indication, or the designated drug for another, separate indication.

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

Trademarks

The following chart summarizes the rights that we have to use various trademarks both in the United States and in selected foreign jurisdictions:

Rights in the United States

Trademark	Owned or Licensed	Registered

Aloxi	Licensed
Salagen	Owned
Hexalen	Owned
Saforis	Owned	(pending	)
Dacogen	Licensed
Gliadel	Owned
Aquavan	Owned
UpTec	Owned

Rights in Selected Foreign Jurisdictions

Trademark	Owned or Licensed	Registered

Aloxi	1, licensed
Salagen	29, owned
Hexalen	43, owned
Saforis	2, owned	(pending	)
Dacogen	3, licensed
Gliadel	35, owned
Aquavan	3, owned
UpTec	1, owned

Competition

The pharmaceutical industry is highly competitive, and participants compete primarily on product performance and pricing. Many members of the industry have greater resources than we do, providing them with potentially greater flexibility in developing and marketing their products. While we will seek to protect our products from direct competition through filing patents, seeking marketing exclusivity under the Orphan Drug Act, and maintaining technical information such as trade secrets, there is no way to protect us from competition from products with different chemical composition or products made using different technology. There can be no assurance that we will be successful in our plan to gain product specific protection for each of our pharmaceuticals or that developments by others will not render our products noncompetitive or obsolete.

Aloxi is the fourth 5-HT3 antagonist approved for marketing in the United States. Patent protection for Zofran (ondansetron), a major competing product, expired in 2006. This allowed for the introduction of a generic 5-HT3 inhibitor, which could affect sales of all branded 5-HT3 inhibitors including Aloxi. The first generic 5-HT3 inhibitor was approved by the FDA in November 2006. There were numerous additional ANDA approvals of ondansetron in December 2006, and significant price erosion of ondansetron is occurring. Patent protection for Kytril (granisetron), another 5-HT3 inhibitor, will expire in December 2007, and a generic version of that product is expected to become available around that time.

With respect to Gliadel, we are aware of several competing approaches for the treatment of malignant glioma, including traditional systemic chemotherapy, radioactive seeds, radiation catheters, Temodar Capsules, which is a chemotherapy product manufactured by Schering Corporation and other experimental protocols. Furthermore, our patent protection for Gliadel ended in August 2006. The FDA has granted us market exclusivity for marketing Gliadel for malignant glioma at the time of initial surgery until February 2010. Regardless, since August 2006 when our patent protection expired, others may be trying to copy the wafer and enter the market as a generic drug through applicable FDA procedures.

Dacogen for treatment of MDS competes directly with Vidaza (azacitidine) for Int-1 risk patients, Int-2 risk patients, and high risk patients; and indirectly with Revlimid (lenalidomide) for a subset of anemic patients that are progressing (Int-1,Int-2). In May 2004, Vidaza became the first drug to be approved by the FDA for the treatment of MDS. In December 2005, the FDA also approved Revlimid for treatment of patients categorized as low- or Int-1 risk MDS patients. Initial shipments of Revlimid commenced in early 2006.

Competition in the markets for Salagen intensified during 2005 because, in December 2004, the FDA approved a competitor’s Abbreviated New Drug Application (“ANDA”) for a generic 5 milligram pilocarpine hydrochloride tablet. Since then, three additional ANDAs have been approved by the FDA, two of which were approved in 2005 and an additional ANDA was approved in 2006 that included the approval of the first generic 7.5 milligram pilocarpine hydrochloride tablet. The introduction of these competing, generic products has resulted in a significant decline of Salagen sales from 2004 sales of $30.3 million in the United States to 2005 sales of $11.5 million. Salagen sales continued to decline in 2006. As a result of competing, generic products, we suspended direct promotion of Salagen.

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

Many companies of all sizes, including large pharmaceutical companies as well as specialized biotechnology companies, are developing cancer therapy drugs that will compete with our cancer product candidates under development, if any of them are approved for sale. There are also a number of products already on the market that will compete directly with our product candidates if any of them are approved. In addition, colleges, universities, governmental agencies and other public and private research institutions will continue to conduct research and may develop new therapies or treatments which would render our drug candidates obsolete or non-competitive. Many of our competitors also have substantially greater financial, research and development, human and other resources than we do.

Government Regulation

Our research and marketing activities are subject to significant regulation by numerous federal and state level governmental authorities in the United States and other countries. Pharmaceutical products intended for therapeutic use in humans are governed by FDA regulations in the United States and by comparable regulations in foreign countries. If we fail to comply with the applicable requirements under these laws and regulations at any time during the product development process, approval process, or after approval, we may become subject to administrative or judicial sanctions. These sanctions could include the FDA’s refusal to approve pending applications, withdrawals of approvals, clinical holds, warning letters, product recalls, product seizures, total or partial suspension of our operations, injunctions, fines, civil penalties or criminal prosecution. Any agency enforcement action could have a material adverse effect on us. The FDA also administers certain controls over the export of drugs and biologics from the U.S.

The FDA has established mandatory procedures to regulate the manufacturing and testing process regarding the identity, strength, quality and purity of a product. Following initial formulation, the steps required before any new prescription pharmaceutical product may be marketed in the United States include (1) preclinical laboratory and animal tests; (2) submission to the FDA of an IND; (3) adequate and well-controlled clinical trials to establish the safety and efficacy of the proposed drug for its intended use ; (4) submission of an NDA and (5) FDA review and approval of the NDA prior to any commercial sale. The process of completing clinical testing and obtaining FDA approval for a new drug product requires a number of years and the expenditure of substantial resources without any assurance that approval for marketing will be granted on a timely basis, if at all.

Preclinical studies are conducted in the laboratory and in animal model systems to gain information on the drug’s efficacy, mode of action, and to identify any significant safety problems. Pre-clinical testing includes both in vitro and in vivo (within a living organism) laboratory evaluation and characterization of the safety and efficacy of a drug and its formulation, and must be conducted in accordance with good laboratory practices as required by FDA. Pre-clinical testing results obtained from studies in several animal species, as well as from in vitro studies, are submitted to the FDA as part of an IND application, and are reviewed by the FDA prior to the commencement of human clinical trials. These pre-clinical data must provide an adequate basis for evaluating both the safety and the scientific rationale for the initial clinical studies in human volunteers.

Prior to commencing a human clinical trial, we must submit an IND application to the FDA. Clinical trials are conducted under protocols detailing, among other things, the objectives of the study and the parameters to be used in assessing the safety and the efficacy of the drug. Each protocol must be submitted to the FDA as part of the IND prior to beginning the trial. Each trial must be reviewed, approved and conducted under the auspices of an independent Institutional Review Board, and each trial, with limited exceptions, must include the patient’s informed consent. Additional animal studies may be performed throughout the development process.

Unless the FDA objects, the IND becomes effective 30 days following its receipt by the FDA. Once trials have commenced, the FDA may stop the trials at any time by placing them on “clinical hold” because of concerns about, for example, the safety of the product being tested. The institutional review board or the sponsor may also suspend a clinical trial at any time on various grounds, including a finding that the subjects or patients are being exposed to an unacceptable health risk.

Clinical trials must be conducted under the supervision of qualified investigators in accordance with good clinical practice. A multi-phase clinical program is required for FDA approval of a pharmaceutical product, unless accelerated approval is granted. Early phase 1 clinical trials, or phase 1/2 clinical trials may be conducted in a small number of patients for a limited period of time (e.g., 7 days) to determine whether a drug candidate should be further studied in clinical trials. For promising drug candidates, phase 1 clinical trials are conducted to determine the safety profile, including a safe dosage range, metabolism and pharmacologic action of the product, and, if possible, to gain early evidence on efficacy. Although most phase 1 trials are conducted with healthy volunteers, some phase 1 trials, including trials of anticancer drugs, are conducted with patients in the target population. Following establishment of a safe dose from phase 1 trials, a phase 2 clinical program is conducted for dose-ranging and to assess the safety and efficacy of the product in patients with the disease being studied. Phase 3 confirmatory clinical trials are conducted on patients more representative of the intended patient population in terms of medical treatment, age groups, gender, ethnicity, and expected dose response. Data from the larger phase 3 program is intended to provide adequate evidence of safety and efficacy necessary to evaluate the overall benefit and risk relationships in the target patient population. Phase 2 and phase 3 trials are usually multi-center trials in order to achieve greater statistical validity and to have data from a broader patient population that is more representative of the intended patient group.

New Drug Application

Upon completion of clinical testing, and with data successfully demonstrating that the product is safe and effective for a specific indication, an NDA may be filed with the FDA. The NDA contains all the scientific evidence including product formulation, manufacturing control information, preclinical and clinical data. FDA approval of the NDA is required before the applicant may market the new product.

The submission of the application is no guarantee that the FDA will find it complete and accept it for filing. The FDA reviews all NDAs submitted before it accepts them for filing. It may refuse to file the application and request additional information rather than accept the application for filing, in which case, the application must be resubmitted with the supplemental information. After application is deemed filed by the FDA, the FDA reviews an NDA to determine, among other things, whether a product is safe and effective for its intended use. The FDA has substantial discretion in the approval process and may disagree with our interpretation of the data submitted in our NDA. Drugs that successfully complete NDA review may be marketed in the United States, subject to all conditions imposed by the FDA.

Prior to granting approval, the FDA generally conducts an inspection of the facilities, including outsourced facilities, that will be involved in the manufacture, production, packaging, testing and control of the drug product for cGMP compliance. The FDA will not approve the application unless cGMP compliance is satisfactory. If the

FDA determines that the marketing application, manufacturing process, or manufacturing facilities are not acceptable, it will outline the deficiencies in the submission and will often request additional testing or information.

If the FDA evaluations of the application and the manufacturing facilities are favorable, the FDA may issue an approval letter or an “approvable” letter. An approvable letter will usually contain a number of conditions that must be met in order to obtain final approval of the NDA and authorization to commercially market the drug for certain indications. For instance, the approvable letter may require a sponsor to conduct additional clinical trials. Responding to an approvable letter, however, does not guarantee that FDA will ultimately approve the application. Only when the conditions in the approvable letter have been met to FDA’s satisfaction will FDA issue an approval letter, authorizing commercial marketing of the drug for certain indications. FDA has considerable discretion in determining whether the conditions of the approvable letter are met and may require additional information at any time as a condition to approval. FDA may also refuse to approve the new drug application or issue a “not approvable” letter outlining the deficiencies in the submission and often requiring additional testing or information.

Post-Approval Regulation

After initial FDA approval has been obtained, further trials may be required to provide additional data on safety or efficacy for current indications, or to obtain approval for uses other than those for which the product was initially approved. Moreover, such approval may entail limitations on the indicated uses for which a drug may be marketed. When FDA approval is obtained, there can be no assurance of commercial success for any product.

We are still subject to continuing regulation by FDA, including record keeping requirements, submitting periodic reports to the FDA, reporting of any adverse experiences with the product, and complying with drug sampling and distribution requirements. In addition, we are required to maintain and provide updated safety and efficacy information to the FDA. We are also required to comply with requirements concerning advertising and promotional labeling. In that regard, our advertising and promotional materials must be truthful and not misleading. We are also prohibited from promoting any non-FDA approved or “off-label” indications of products. Failure to comply with those requirements could result in significant enforcement action by the FDA, including warning letters, orders to pull the promotional materials, and substantial fines. Also, quality control and manufacturing procedures must continue to conform to cGMP after approval.

Drug and biologics manufacturers and their subcontractors are required to register their facilities and products manufactured annually with FDA and certain state agencies and are subject to periodic unannounced inspections by the FDA to assess compliance with cGMP regulations. Facilities may also be subject to inspections by other federal, foreign, state, or local agencies. In addition, approved biological products may be subject to lot-by-lot release testing by the FDA before these products can be commercially distributed. Accordingly, we and our contractors must continue to expend time, money, and effort in the area of production and quality control to maintain compliance with cGMP and other aspects of regulatory compliance. We use, and will continue to use, third-party manufacturers to produce certain of our products in clinical and commercial quantities, and future FDA inspections may identify compliance issues at our facilities or at the facilities of our contract manufacturers that may disrupt production or distribution, or require substantial resources to correct.

In addition, following FDA approval of a product, discovery of problems with a product or the failure to comply with post-approval requirements of the FDA and other regulatory agencies can, among other things, result in fines, denial or withdrawal of regulatory approvals, product recalls or seizures, operating restrictions, partial suspension or total shutdown of products, and criminal prosecution. Newly discovered or developed safety or effectiveness data may require changes to a product’s approved labeling, including the addition of new warnings and contraindications. Also, the FDA may require post-market testing and surveillance to monitor the product’s safety or efficacy, including additional clinical studies, known as Phase 4 trials, to evaluate long-term effects.

Phase 4, or post-approval trials, may be required under accelerated approval or to provide additional data on safety or efficacy of the product.

Orphan Drug Designation and Exclusivity

Some jurisdictions, including the United States and the European Union, designate drugs intended for relatively small patient populations as “orphan drugs.” Under the Orhan Drug Act, for example, FDA grants orphan drug designation to drugs intended to treat rare diseases or conditions that affect fewer than 200,000 individuals in the United States or drugs for which there is no reasonable expectation that the cost of developing and making the drugs available in the United States will be recovered. In the United States orphan drug designation must be requested before submitting an application for approval of the product.

Under provisions of the Federal Food, Drug, and Cosmetic Act, a manufacturer of a designated orphan product can seek tax benefits. However, orphan drug designation does not convey any advantage in, or shorten the duration of, the regulatory review and approval process. If a product which has an orphan drug designation subsequently receives the first FDA approval for the indication for which it has such designation, the product is entitled to a marketing exclusivity. For seven years, the FDA may not approve any other application, including NDAs or abbreviated new drug applications (ANDAs), to market the “same drug” for the same indication. The only exception is where the second product is shown to be “clinically superior” to the product with orphan drug exclusivity, as that phrase is defined by FDA and if there is an inadequate supply.

Health Care Coverage and Reimbursement

The health care industry is changing rapidly as the public, government, medical professionals and the pharmaceutical industry examine ways to broaden medical coverage while controlling health care costs. Potential approaches that may affect us include managed care initiatives, pharmaceutical buying groups, formulary requirements, and efforts to regulate the marketing and pricing of pharmaceutical products. The Medicare Prescription Drug, Improvement, and Modernization Act of 2003 together with rulemaking by the Centers for Medicare and Medicaid Services (“CMS”) require a number of changes in Medicare practices, including reimbursement. One of these changes in reimbursement was to an Average Sales Price (“ASP”) based methodology for Part B drugs. Under the ASP based methodology, pharmaceutical manufacturers report to CMS the quarterly Average Sales Price, which is defined by statute, regulation, and CMS guidance, and related sales volume for each Part B drug 30 days after quarter end. Effective January 2005, CMS uses reported ASP figures to determine a quarterly reimbursement rate for Part B drugs, with each quarter’s reimbursement rate based on the ASP for the quarter that is two quarters prior to the quarter for which the reimbursement rate is determined. Because of this two quarter lag, when a branded product loses patent protection, this ASP methodology may allow for a two quarter reimbursement incentive to the provider when using the generic form of the branded formulation. The remaining changes made to date, are not expected to have an adverse effect on our operations or sales, but we cannot predict the impact, if any, of future reimbursement changes. The Deficit Reduction Act of 2006 (“DRA”) may also adversely affect our net sales. One provision of the DRA requires State Medicaid programs to seek Medicaid rebates on all single source physician-administered drugs administered on or after January 1, 2006 as a condition of receiving federal matching funds for that expense. There currently is no limitation on a State Medicaid program’s ability to seek such rebates on a retroactive basis as well. Other provisions of the DRA also may negatively impact net sales.

Federal, state and local environmental laws and regulations do not materially effect our operations and we believe that we are currently in material compliance with such applicable laws and regulations.

Executive Officers of the Registrant

		Principal Occupation and Business Experience
Name	Age	for Past Five Years

Leon O. Moulder, Jr.	49	Chief Executive Officer since May 2003; President since May 2002, formerly Executive Vice President from September 14, 1999 to May 2002; prior to joining the Company in September 1999, Vice President of Business Development and Commercial Affairs at Eligix, Inc. (biomedical) from November 1997, a variety of sales, sales management, marketing and business development positions at Hoechst Marion Roussel, Inc., Marion Merrell Dow Pharmaceuticals, Inc. and Marion Laboratories, Inc. (pharmaceuticals) from September 1981.
Mary Lynne Hedley	44	Executive Vice President and Chief Scientific Officer since August 2006, Chief Scientific Officer since October 2005, Senior Vice President and General Manager MGI PHARMA Biologics since September 2004; prior to joining the Company in September 2004, President and Chief Executive Officer of Zycos, and various Research and Development positions since co-founding Zycos in 1996.
Eric P. Loukas	50	Executive Vice President and Chief Operating Officer since August 2006, Senior Vice President, General Counsel and Secretary since January 2005; Vice President, General Counsel and Secretary from July 2004 to January 2005; prior to joining the Company in July 2004, Division Counsel at 3M Pharmaceuticals from 1997.
William F. Spengler	52	Executive Vice President and Chief Financial Officer since April 2006, Senior Vice President, International and Corporate Development from October 2005-April 2006; prior to joining the Company in 2005, Executive Vice President and Chief Financial Officer at Guilford Pharmacueticals Inc. from July 2004 to October 2005, President, COO and Director of Osteoimplant Technology, Inc. from 2002 to July 2004, and Principal of North Charles Investment Company from 2000.

Employees

As of February 1, 2007, we had 540 employees, which included 236 in commercial operations, 42 in manufacturing, 170 in pharmaceutical research and development, and 92 in general and administrative functions. None of our employees is represented by a labor union or is subject to a collective bargaining agreement. We believe that our relations with our employees are satisfactory.

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

We were incorporated under the name Molecular Genetics, Inc. in Minnesota in November 1979 and we changed our name to MGI PHARMA, Inc. in 1990. Our principal executive offices are located at 5775 West Old Shakopee Road, Suite 100, Bloomington, Minnesota 55437. Our telephone number is (952) 346-4700, and our website address is http://www.mgipharma.com. Financial information prepared in accordance with United States generally accepted accounting principles, including information about revenues from customers and geographical areas, measures of profit and loss, and total assets, can be found in our Consolidated Financial Statements included in Item 8 of Part II of this annual report.

Item 1A.	Risk Factors

We have a history of net losses and have only occasionally been able to achieve profitability. If we do not have net income in the future, we may be unable to continue our operations.

Our profitability depends on sales of our marketed products and our ability to control expenses. We expect to incur significant expenses over the next several years as we devote substantial resources to 1) the development efforts of Aloxi products, including milestone payments to Helsinn Healthcare SA related to Aloxi for post-operative nausea and vomiting (“PONV”) and Aloxi oral for CINV (“Aloxi Capsules”), 2) the continued development of other product candidates, including Aquavan Injection (“Aquavan”), amolimogene bepiplasmid (formerly known as ZYC101a), Dacogen for Injection (“Dacogen”) and irofulven, 3) continued commercialization of Aloxi, Gliadel Wafer (“Gliadel”), Dacogen and our other marketed products and 4) acquire additional product candidates or companies. Therefore, we may not generate net income on a consistent basis, or at all, unless we are able to significantly increase sales of Aloxi, Dacogen, Gliadel, or other products compared to our current sales, and/or significantly reduce the funding for our research and development programs or commercial operations.

Sales of Aloxi Injection (“Aloxi”) account for a significant portion of our product revenues. Our business is dependent on the commercial success of Aloxi. If any factor adversely affects sales of Aloxi, we may be unable to continue our operations as planned.

The success of our business is dependent on the continued successful commercialization of Aloxi. Aloxi sales represented 74 percent and 91 percent of our total product sales and 73 and 89 percent of our total revenue for the years ended December 31, 2006 and December 31, 2005, respectively. Any factor adversely affecting sales of Aloxi could cause our product revenues to decrease and our stock price to decline significantly.

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

Patent protection for injectable Zofran (ondansetron), a major competing product to Aloxi, expired in December 2006. Multiple companies have filed abbreviated new drug applications (“ANDAs”), to commercialize generic ondansetron at the time that the patent protection expired. Additionally, GlaxoSmithKline, the manufacturer of Zofran, authorized a third party to make a generic version of Zofran. These occurrences could negatively affect sales of all branded 5-HT3 inhibitors, including Aloxi. Among other things, health care professionals could refrain from prescribing 5-HT3 inhibitors until they understand the effect that generic versions of ondansetron have on formularies and hospital contracting. Additionally, wholesalers and hospital pharmacies could delay buying 5-HT3 inhibitors in anticipation of lower prices resulting from generic competition.

Aloxi’s success is also dependent on our ability to obtain expanded indications for Aloxi, including Aloxi PONV, and also successfully obtaining regulatory approval for, and commercializing, follow-on products such as Aloxi Capusles.

Unfavorable outcomes resulting from factors such as those identified above could limit sales of Aloxi or cause sales of Aloxi to decline. In those circumstances, our stock price could decline and we would have to find additional sources of funding or scale back or cease operations.

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

If the license agreement were terminated, we would lose all of our rights to sell and distribute Aloxi products, as well as all of the related intellectual property and regulatory approvals. In addition, Helsinn Healthcare SA holds the rights to palonosetron (the active ingredient in Aloxi products) through an agreement with Syntex (U.S.A.) Inc. and F. Hoffmann-La Roche AG. We cannot be certain of the actions that these parties will take, and there is a risk that these third parties will end their relationships with us, which would leave us without rights to the pharmaceutical preparations, products and know-how required to produce Aloxi products. As a consequence of such a termination, we would lose all of our rights to sell and distribute Aloxi products, which would harm our business and could cause our stock price to decline significantly.

In addition to Aloxi, we will depend on revenues from Dacogen to grow our business.

Dacogen is a relatively new product that is not established in its market. Dacogen sales represented 11 percent of our total product sales and 11 percent of our total revenue for the year ended December 31, 2006. Any factor adversely affecting sales of Dacogen could cause our product revenues to decrease and our stock price to decline significantly.

In March 1999, Dacogen received orphan drug designation for the treatment of MDS under the Orphan Drug Act and therefore, has been provided seven years of marketing exclusivity for its approved indications following approval to market by the FDA, which expires in May 2013. Once the marketing exclusivity expires there may be generic competitors that could negatively affect sales of Dacogen.

Our ability to achieve strong revenue growth for Dacogen is dependent on our capacity to compete and effectively penetrate the market for MDS and is also in part dependent on whether we are able to obtain expanded indications for Dacogen, including Dacogen for acute myeloid leukemia (“AML”). We have initiated enrollment in a 480 patient AML trial to expand on Dacogen’s approved labeled indications. There is no assurance that such clinical trials, if any, will be successful, or if successful, will convince the FDA that an additional indication is warranted. Additionally, Dacogen has other clinical trials that seek to optimize the dosing schedule in which the product is delivered to patients, which may or may not be enough data to assure an additional label change to the dosing section of the FDA-approved labeling. The outcome of these additional trials may not warrant expansion of the label in the view of the FDA. In such a case where the FDA views that these additional trials do not warrant an expanded label, Dacogen may not meet our commercial expectations.

In the future, we will also depend on maintaining or increasing revenues from Gliadel, the failure of which would have an adverse effect on our ability to accomplish our business objectives.

Prior to February 2003, the FDA had only approved the marketing of Gliadel in the United States for patients who had a brain tumor surgically removed and had recurrent forms of a type of brain cancer called glioblastoma multiforme (“GBM”), affecting approximately 3,000 to 4,000 patients annually. In February 2003, the FDA granted approval to also market Gliadel for patients undergoing initial surgery, also known as first line therapy, in the United States for malignant glioma in conjunction with surgery and radiation. Our ability to increase sales of

Gliadel will depend upon achieving greater market penetration among GBM patients and successful marketing of Gliadel for first line therapy. Gliadel is an acute care product, and we have limited experience in engaging in sales and marketing efforts related to acute care products. Even if we increase our sales and marketing efforts, such increases may not result in increased sales of Gliadel. If Gliadel fails to gain broader market acceptance for GBM patients or as first line therapy, the revenues we receive from sales of Gliadel would be unlikely to increase.

Gliadel may face competition from a generic version. U.S. patent protection for Gliadel expired in 2006. Pursuant to the Orphan Drug Act, Gliadel is entitled to seven years of market exclusivity for the treatment of patients with malignant glioma undergoing primary surgical resection for a seven year exclusivity period that ends in February 2010. However, there is no assurance that others will not enter the market with a generic copy of Gliadel for recurrent surgical resection. The availability of generic copies could negatively impact our revenues from Gliadel.

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

Our other pharmaceutical products face competition, as well. Dacogen competes with Vidaza for injectable suspension, manufactured by Pharmion Corporation and Revlimid (lenalidomide), marketed by Celgene Corporation. Gliadel currently competes as a treatment of malignant glioma with traditional systemic chemotherapy, radioactive seeds, radiation catheters, Temodar Capsules, a chemotherapy product manufactured by Schering Corporation, and other experimental protocols. MedImmune, Inc., Daiichi-Sankyo Pharmaceuticals, and three U.S. generic manufacturers have drugs that are approved for sale and compete in the same markets as Salagen. If our products do not successfully compete in their respective markets, the sales of these products could be negatively impacted, which could negatively affect our stock price.

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

We rely on our products, other than Aloxi, Dacogen and Gliadel, to fulfill our business objectives as a supportive and acute care company.

The successful development and commercialization of products other than Aloxi, Dacogen and Gliadel will be necessary to achieve our business objectives. Development and commercialization activities that are important to achieving our business objectives include:

•	expanding the labeled indications for Aloxi;

•	obtaining marketing and sale approval for Aquavan; and

•	acquiring commercial and development rights to other products through acquisitions, licensing activity, or otherwise.

If we are unable to achieve important steps in developing and commercializing products other than those we are currently marketing and selling, we will not be able to achieve our goal of becoming a leading biopharmaceutical company.

Our ability to achieve strong revenue growth for Gliadel, Aquavan, and Dacogen may depend on the results of additional clinical trials.

FDA requires a separate approval for each proposed indication for the use of a drug in the United States, and if we want to expand a drug’s indications, we will have to design additional clinical trials, submit the trial designs to FDA for review and complete those trials successfully. We may conduct additional clinical trials with Gliadel to provide physicians with added clinical data and/or to expand Gliadel’s labeled indications. There is no assurance that such clinical trials, if any, will be successful, or if successful, will convince the FDA that an additional indication is warranted. Also, if one or more additional clinical trials are not successful, sales of the product in its current markets could be adversely affected and could significantly adversely affect our ability to increase sales of Gliadel.

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

We have initiated enrollment in a 480 patient AML trial to expand on Dacogen’s approved labeled indications. There is no assurance that such clinical trials, if any, will be successful, or if successful, will convince the FDA that an additional indication is warranted. Additionally, Dacogen has other clinical trials that seek to optimize the dosing schedule in which the product is delivered to patients, which may or may not be enough data to assure an additional label change to the dosing section of the FDA-approved labeling.

We depend on a single supplier to provide us with the finished drug product for Aloxi and Dacogen and single suppliers to provide us with the active ingredients for other product candidates. If the suppliers terminate their relationships with us, or are unable to fill our demand for the ingredients or products, we may be unable to sell Aloxi or Dacogen, and the development of our product candidates could be delayed or if a product candidate is approved, the commercial launch could be delayed.

We rely on Helsinn Birex Pharmaceuticals Ltd. as our sole and exclusive supplier of Aloxi finished drug product. However, if our relationship with Helsinn Birex Pharmaceuticals Ltd. terminates, we will be unable to continue to offer Aloxi for commercial sale.

We rely on Pharmachemie BV as our sole supplier of the Dacogen finished drug product and Ferro Pfanstiehl Laboratories, Inc. for the Dacogen active pharmaceutical ingredient. In addition, we rely on other sole or exclusive suppliers for the manufacture of our other product candidates’ finished drug products. If our relationship with Pharmachemie BV or another sole or exclusive supplier terminates or if the supplier is unable to meet our needs for any reason, we will need to find an alternative source of the products supplied by those companies. If we are unable to identify an alternative source, we may have to suspend distribution or development of our product candidates or delay commercial launch of an approved product candidate. Even if we were able to procure drug product from an alternative source, any disruption in supply could have a material adverse effect on our ability to meet our development goals or our ability to provide the commercial supply of an approved product candidate, which would cause our future product revenues to decrease and our stock price to decline.

If the third-party manufacturer of Aloxi or Dacogen or any of our other products ceases operations or fails to comply with applicable manufacturing regulations, we may not be able to meet customer demand in a timely manner, if at all.

We rely on Helsinn Birex Pharmaceuticals Ltd. for the production of Aloxi, Pharmachemie BV and Ferro Pfanstiehl Laboratories, Inc. for the production of Dacogen, Patheon Inc. for the production of Salagen, and other third-party manufacturers for our other products, other than Gliadel, which we manufacture ourselves. We expect to continue to rely on others to manufacture future products, including products currently in development. Our dependence on third parties for the manufacture of our products may adversely affect our ability to develop and deliver such products.

Reliance on third-party manufacturers entails risks to which we would not be subject if we manufactured the product ourselves, including:

•	reliance on the third party for regulatory compliance and quality assurance;

•	limitations on supply availability resulting from capacity and scheduling constraints of the third parties;

•	impact on our reputation in the marketplace if manufacturers of our products, once commercialized, fail to meet the demands of our customers;

•	the possible breach of the manufacturing agreement by the third party because of factors beyond our control; and

•	the possible termination or nonrenewal of the agreement by the third party, based on its own business priorities, at a time that is costly or inconvenient for us.

The manufacture of our products is, and will be, subject to current good manufacturing practices (“cGMP”) regulations enforced through facility inspections by the FDA or other standards prescribed by the appropriate regulatory agency in the country of use. These requirements include quality control, quality assurance, and the maintenance of records and documentation. There is a risk that we or third-party manufacturers of our products, including the current manufacturers of Aloxi, Salagen, and Dacogen, will not comply with all applicable regulatory standards, and may not be able to manufacture Aloxi, Salagen, Dacogen or any other product for commercial sale. If this occurs, we might not be able to identify another third-party manufacturer on terms acceptable to us, or any other terms. Replacing our third-party manufacturers or contracting with additional manufacturers may require re-validation of the manufacturing processes and procedures in accordance with cGMP. Any such necessary re-validation and supplemental approvals may be costly and time-consuming. As a result, the loss of a manufacturer could cause a reduction in our sales, margins and market share, as well as harm our overall business and financial results. Thus, if we or our third-party manufacturers fail to comply with applicable regulatory requirements, our ability to manufacture, market and distribute our products may be adversely affected.

Material changes to an approved product, such as manufacturing changes or additional labeling claims, require further FDA review and approval. Even after approval is obtained, the FDA may withdraw approval if previously unknown problems are discovered. Further, if we, our corporate collaborators or our contract manufacturers fail to comply with applicable FDA and other regulatory requirements at any stage during the regulatory or manufacturing process, the FDA may take enforcement actions that could negatively effect our ability to manufacture, market or distribute our products, including:

•	warning letters;

•	fines;

•	product recalls or seizures;

•	injunctions;

•	refusal of the FDA to review pending market approval applications or supplements to approval applications;

•	total or partial suspension of production;

•	closure of a manufacturing facility until cGMP compliance is achieved;

•	civil penalties;

•	withdrawals of previously approved marketing applications; or

•	criminal prosecutions.

Our operating results fluctuate significantly, which may adversely affect our stock price.

If our operating results do not meet the expectations of investors or securities analysts, our stock price may decline. Our operating results may fluctuate significantly from period to period due to a variety of factors including:

•	the acceptance of, and demand for, Aloxi;

•	changing demand for our other products, including Gliadel and Dacogen;

•	third parties introducing competing products;

•	announcements regarding the results of events relating to or results of the clinical trials for our products or product candidates;

•	the pace and breadth of our drug discovery and development programs;

•	expenditures we incur to identify, acquire, license, develop or promote additional products;

•	expenditures we incur and assume in business acquisitions;

•	availability of product supply from third-party manufacturers;

•	changes in sales and marketing expenditures;

•	the timing of licensing and royalty revenues;

•	third party payer and government reimbursement for our products; and

•	the cost of competing products, including the cost of generic products that compete with our proprietary products.

For the year ended December 31, 2006, we reported a net loss of $40.2 million. For the year ended December 31, 2005, we reported a net loss of $132.4 million, inclusive of $156.9 million of acquired in-process research and development expense related to the Guilford acquisition, compared to a net loss of $85.7 million for the year ended December 31, 2004, inclusive of $83.1 million of acquired in-process research and development expense. Variations in the timing of our future revenues and expenses could cause significant fluctuations in our operating results from period to period and may result in unanticipated earnings shortfalls or losses. Because of these fluctuations, it is possible that our operating results for a particular quarter or quarters will not meet the expectations of public market analysts and investors, which could cause the market price of our common stock to decrease. For example, the trading price of our common stock during the period of January 1, 2004 to December 31, 2006 ranged from $13.27 to $34.49.

Our effective tax rate may vary significantly from period to period. Increases in our effective tax rate would have a negative effect on our results of operations.

We have had no or minimal provision for income tax expense for a number of years due to a history of incurring significant losses. Our ability to achieve profitable operations is dependent upon our successful commercialization of Aloxi, Dacogen and Gliadel and therefore we continue to maintain a valuation allowance against our deferred tax assets. If and when it is judged to be more-likely-than-not that we will be able to utilize our deferred tax assets, to the extent the valuation allowance does not relate to the deferred tax assets acquired in the Guilford, Zycos and Aesgen transactions the valuation allowance will be reduced, a tax benefit will be recorded and the portion of the allowance pertaining to the exercise of stock options will increase additional paid-in capital. The removal of the valuation allowance relating to the deferred tax assets acquired in the Guilford, Zycos and Aesgen acquisitions will first reduce to zero the remaining carrying value of goodwill, identifiable intangible assets, and long-lived assets related to those acquisitions and then reduce income tax expense. The deferred tax assets acquired in the Guilford, Zycos and Aesgen transactions include net operating loss carryforwards and research and development credit carryforwards, all of which are subject to ownership change limitations and may also be subject to various other limitations on the amounts utilized. For periods subsequent to the reversal of the valuation allowance, our financial statement tax provision will likely approximate normal statutory tax rates. A transition to an effective tax rate that approximates statutory tax rates could result in an increase in effective tax rate from less than 5 percent to approximately 35 percent. An increase of this magnitude would result in a significant reduction in our net income and net income per share beginning with the quarter we are required to expense approximate statutory tax rates.

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

Our continued success will depend in large part upon the efforts of third parties. For the research, development, manufacture and commercialization of our products and product candidates, we currently have, and will likely continue to enter into, various arrangements with other corporations, licensors, licensees, outside researchers, consultants and others. However, we cannot be certain of the actions these parties will take, and there is a risk that:

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

Our strategic collaborators include public research institutions, research organizations, teaching and research hospitals, community-based clinics, testing laboratories, contract product formulation organizations, contract packaging and distribution companies, manufacturers, suppliers and license collaborators. We consider our arrangements with Helsinn Healthcare SA, SuperGen, Inc., and Cilag GmbH to be significant. If any of our collaborators breaches or terminates its agreement with us, or otherwise fails to conduct its collaborative activities in a timely manner, we may experience significant delays in the development or commercialization of the products or product candidates or the research program covered by the agreement and we may need to devote additional funds or other resources to these activities. If we are unable to enter into new or alternative arrangements to continue research and development activities, or are unable to continue these activities on our own, we may have to terminate the development program. As a consequence, we may experience a loss of future commercial product potential and a decline in our stock price.

We rely on multinational and foreign pharmaceutical companies to develop and commercialize our products and product candidates in markets outside the United States.

With respect to products in which we own or license rights outside the United States, we have entered into alliances with various multinational and foreign pharmaceutical companies related to the development and commercialization of our products and product candidates in markets outside the United States. Our continued relationships with strategic collaborators are dependent in part on the successful achievement of development milestones. If we or our collaborators do not achieve these milestones, or we are unable to enter into agreements with our collaborators to modify their terms, these agreements could terminate, which could cause a loss of licensing revenue, a loss of future commercial product potential and a decline in our stock price.

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

At the present time, our most significant collaboration for non-U.S. markets is our recently initiated licensing arrangement with Cilag, a Johnson & Johnson company, for the commercialization of Dacogen in all territories outside of North America. Under the terms of the arrangement, Cilag is responsible for development and commercialization of the product in its territories. There can be no assurance that Cilag will be successful in its activities, or that if it is not successful, we will have an opportunity to remedy the situation because Cilag’s activities may be beyond our control.

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

The timing of customer purchases and the resulting product shipments have a significant impact on the amount of revenue from product sales that we recognize in a particular period.

The majority of our sales are made to independent pharmaceutical wholesalers, including specialty oncology distributors, which, in turn, resell the product to an end user (generally a clinic, hospital, alternative healthcare facility or an independent pharmacy). Inventory in the distribution channel consists of inventory held by independent pharmaceutical wholesalers, who are our principal customers. Our revenue from product sales in a particular period is impacted by increases or decreases in the distribution channel inventory levels. If distribution channel inventory levels increase materially, we could experience reduced sales revenue in subsequent periods due to low patient demand.

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

Aloxi, Dacogen, and Gliadel generally have been eligible for reimbursement to providers from third-party payors. Third-party reimbursement is important to the commercialization of our products. If government entities and other third-party payors do not provide adequate reimbursement levels to providers for our products, our product and license revenues would be materially and adversely affected and our stock price could decline.

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

Before obtaining regulatory approvals for the commercial sale of any product under development, including Aloxi PONV, Aloxi Capsules, Dacogen for AML and other indications, Saforis, Aquavan, amolimogene bepiplasmid, irofulven and ZYC300, we, or our strategic collaborators, must demonstrate through preclinical studies and clinical trials that the product is safe and effective for the proposed use. We depend on collaboration with Helsinn Healthcare SA for Aloxi, and for our other products other collaborators, medical institutions, and laboratories to conduct our clinical and preclinical testing in compliance with good clinical and laboratory practices as required by the FDA.

We, or our strategic collaborators, may depend on contract research organizations (“CROs”) to manage a substantial portion of the investigations at medical institutions utilized to conduct clinical testing for our product candidates in development. The CROs typically perform patient recruitment, project management, data management, clinical trial monitoring, statistical analysis, and other reporting functions. If these CROs do not successfully carry out their contractual duties, meet expected timelines, or comply with regulatory requirements, we may not be able to locate acceptable replacements or enter into favorable agreements with them on a timely basis, if at all, and we may not be able to obtain regulatory approvals for our proposed product candidates on a timely basis, if at all, and we may not be able to successfully commercialize our proposed product candidates.

The results from preclinical animal studies and Phase I and Phase II human clinical trials are not primarily designed to test the efficacy of a product candidate, but rather to initially test safety, to study pharmacokinetics and pharmacodynamics, and to understand the product candidates’ side effects at various doses and dosing schedules. Further, favorable results in early studies or trials may not be repeated in later studies or trials, and product candidates in later stage trials may fail to show acceptable safety and efficacy despite having progressed through initial-stage trials. Some of the results reported from clinical trials are interim results and may not be predictive of future results, including final results from such trials, because, among other factors, patient enrollment and the time period for evaluating patient results are not complete. The appearance of unacceptable toxicities, side effects or other adverse results during clinical trials could interrupt, limit, delay or stop the development of a product candidate. A number of companies in the pharmaceutical industry have suffered significant setbacks in advanced clinical trials, even after experiencing promising results in previous animal and human studies.

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

The data obtained from clinical trials are susceptible to varying interpretations, and there can be no assurance that the FDA will determine that the data we, or our strategic collaborators develop are sufficient to demonstrate that any product under development is safe and effective. Additionally, the FDA has substantial discretion in the approval process and may reject our data or disagree with our interpretations of regulations or our clinical trial data or ask for additional information at any time during the agency’s review. We cannot ensure that, even after extensive clinical trials, regulatory approval will ever be obtained for any product under development. Additionally, even if FDA approval is obtained, it may include significant limitations on the indicated uses for which our products may be marketed.

A significant delay in achieving FDA approval for the commercial sale of our products in development, failure to achieve such approval, or achieving approval with limitations on approved uses may have a material adverse effect on our stock price.

For example, on October 12, 2006, we received an approvable letter from the FDA for Saforis for treatment and/or prevention of oral mucositis. While an approvable letter is a significant step in the drug approval process, approval from the FDA is still required to market the product. The approvable letter outlined a path toward approval that would require an additional Phase 3 trial to evaluate the efficacy of Saforis in the proposed indication. We anticipate meeting with the FDA to discuss the additional efficacy data that will be required to address the agency’s concerns. Conducting an additional clinical trial would be costly and time consuming, and even with that additional trial, there is no guarantee that FDA will approve Saforis. Depending on the extent of the additional trial required, we may elect to discontinue the development of Saforis or to seek other alternatives, including collaborations or joint ventures with other parties. Our actions regarding Saforis could significantly diminish our long-term commercial prospects for that product, and may have a material adverse effect on our stock price.

Our products are subject to ongoing regulatory review.

Our research, development, testing, manufacturing, marketing and distribution of products in development are, and will continue to be, subject to extensive regulation, monitoring and approval by FDA. The regulatory approval process to establish the safety and effectiveness of products under development, including Aloxi PONV, Aloxi Capsules, Saforis, Aquavan, amolimogene bepiplasmid, irofulven and ZYC300, and the reliability and regulatory compliance of our manufacturing process has already consumed considerable time and expenditures.

We have taken advantage of Special Protocol Assessments (“SPAs”), for Aquavan and Aloxi Injection for PONV. An SPA is designed to facilitate the FDA’s review and approval of drug products by allowing the agency to evaluate the proposed design and size of clinical trials that are intended to form the primary basis for determining a drug product’s efficacy. If agreement is reached with the FDA, an SPA documents the terms and conditions under which the design of the subject trial will be adequate for submission of the effectiveness portion of an NDA. The SPA agreement, however, is not a guarantee of product approval by FDA or approval of any permissible claims about the product. Additionally, it is not binding on the FDA if previously unrecognized public health concerns later come to light, other new scientific concerns regarding product safety or efficacy arise, the sponsor fails to comply with the protocol agreed upon, or FDA’s reliance on data, assumptions or information are determined to be wrong. Even after an SPA agreement is finalized, it may be changed by the sponsor company or the FDA on written agreement of both parties, and the FDA retains significant latitude and discretion in interpreting the terms of the SPA agreement and the data and results from any study that is the subject of the SPA agreement.

Approved products and their manufacturers are subject to continual regulatory review and periodic inspection by the FDA and other regulatory agencies for compliance with post-approval regulatory requirements, including cGMP, adverse event reporting, advertising and product promotion regulations, and other requirements. In addition, if there are modifications to a drug product, further regulatory approval likely will be required. Failure to comply with manufacturing and other post-approval regulations of the FDA and other regulatory agencies can, among other things, result in fines, denial or withdrawal of regulatory approvals, product recalls or seizures, operating restrictions and criminal prosecution. After a product has been approved and used in a larger number of patients, the discovery of previously unknown problems with the product, such as unacceptable toxicities or side effects, may result in restrictions or sanctions on the product or manufacturer that could affect the commercial viability of the product or could require withdrawal of the product from the market. Additional laws and regulations may also be enacted that could require us to comply with post-marketing requirements that may be time-consuming and expensive, including laws or regulations relating to the price or cost-effectiveness of medical products, and disclosure and reporting of post-marketing costs. The cost of compliance with post-approval regulation may have a negative effect on our operating results and financial condition.

Because our product candidates such as Aquavan, Saforis, amolimogene bepiplasmid, ZYC300 and irofulven may have alternative development paths and we have limited resources, our focus on a particular development path for these product candidates may result in our failure to capitalize on more profitable areas and may not result in viable products.

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

We may need to raise additional funds for various reasons including the following:

•	to expand our portfolio of marketable products, product candidates, and research programs;

•	to develop products we have discovered, acquired, or licensed;

•	to commercialize our product candidates, including research and clinical trial expenses;

•	to obtain necessary working capital; and

•	to fund operating losses.

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

There is also risk that regulatory authorities in the United States and elsewhere may not allow us to conduct planned additional clinical testing of any of our product candidates, including irofulven, Dacogen, Saforis, amolimogene bepiplasmid, ZYC300, Aquavan or Aloxi products, or that, if permitted, this additional clinical testing will not prove that these product candidates are safe and effective to the extent necessary to permit us to obtain marketing approvals from regulatory authorities.

Our business strategy depends on our ability to acquire, research, license and develop product candidates and discover, acquire or license approved products. If we are not able to undertake these activities successfully, we will not be able to achieve our corporate goals.

As part of our business strategy we plan to acquire, research, license and develop product candidates and acquire and license approved products for markets that we can reach through our marketing and distribution channels. If we are unsuccessful in our acquisition strategy, our stock price could decline. If we fail to discover, obtain, develop and successfully commercialize additional products, we may not meet expectations for our future performance and our stock price could decline. Other companies, including some with substantially greater financial, marketing and sales resources, are competing with us to acquire or license products or product candidates. We may not be able to acquire or license rights to additional products or product candidates on acceptable terms, if at all. Furthermore, we may not be able to successfully develop any product candidates we acquire or license. In addition, we may acquire or license new products with different marketing strategies, distribution channels and bases of competition than those of our current products. Therefore, we may not be able to compete favorably in those product categories.

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

We conduct due diligence on the companies we plan to acquire, however, even an in-depth review of records may not reveal existing or potential problems or permit us to become familiar enough with a business to assess fully its capabilities and deficiencies. As a result, we may assume unanticipated liabilities, or an acquisition may not perform as well as expected. We also face the risk that the returns on acquisitions will not support the expenditures or indebtedness incurred to acquire such businesses, or the capital expenditures needed to develop such businesses.

On October 3, 2005, we acquired Guilford Pharmaceuticals Inc. During the third quarter of 2004, we acquired Zycos, Inc. and Aesgen, Inc. We may acquire other companies in the future as a part of our business strategy.

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

Our promotional activities are subject to extensive regulation from the FDA, the Federal Trade Commission (“FTC”), the Office of the Inspector General of the U.S. Department of Health and Human Services (“OIG”), or State Attorney Generals. If we violate any such regulations it could be damaging to our reputation and restrict our ability to sell or market our products, and our business condition could be adversely affected.

In its regulation of advertising, the FDA from time to time issues correspondence alleging that some advertising or promotional practices are false, misleading or deceptive. The FDA has the power to impose a wide array of sanctions on companies for such advertising or promotional practices, and the receipt of correspondence from the FDA making these allegations could result in any or all of the following:

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

Additionally, if we fail to comply with the FDA regulations prohibiting promotion of off-label uses and the promotion of our products, the FDA, FTC, DOJ, OIG or State Attorneys General could bring enforcement actions against us that would inhibit our marketing capabilities as well as result in significant penalties. Competitors and consumers also may file lawsuits under various federal or state laws, alleging false or misleading promotional statements. Such lawsuits can lead to injunctions, corrective promotional statements, and monetary penalties or judgments.

Our promotional activities also are subject to various federal and state laws pertaining to healthcare “fraud and abuse,” including the federal false claims act, the federal anti-kickback statute, physician self-referral laws, and similar state statutes. These laws are far-reaching and complex and carry significant penalties. Violations of these laws are punishable by criminal and civil sanctions, including significant civil money penalties, restitution, criminal fines, imprisonment, and exclusion from participation in federal and state healthcare programs, including Medicare, Medicaid, and Veterans Administrations health programs. Any allegation that these laws have been violated, even if we successfully defend against it, could result in a material adverse effect on our business, financial condition and results of operations. If there is a change in law, regulation, or administrative or judicial interpretations, we may have to change or discontinue our business practices or our existing business practices could be challenged as unlawful, which could have a material adverse effect on our business, financial condition and results of operations. In addition, the costs of defending claims or allegations could have a material adverse effect on our business, financial condition and results of operations.

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

We hold an exclusive license in the United States and Canada on patents covering Aloxi that expire beginning in 2010. In addition, we hold an exclusive, worldwide license on patents and patent applications covering acylfulvene proprietary rights, including irofulven. The license applicable to these technologies is subject to certain statutory rights held by the U.S. government. We have also acquired rights to patents and patent applications covering technologies that were owned by or licensed to Zycos, Inc., and Aesgen, Inc., and those rights that were licensed from third parties were assigned to us in those transactions.

We have also obtained a worldwide, exclusive license of certain rights to patents and patent applications covering technologies that are owned by SuperGen, Inc., or licensed to SuperGen, Inc., from third parties that relate to Dacogen. In March 1999, the FDA awarded orphan drug status for Dacogen for the treatment of MDS under the Orphan Drug Act and therefore, has been provided seven years of marketing exclusivity for its approved indications following approval to market by the FDA that expires May 2013.

In our acquisition of Guilford, we obtained an exclusive license to intellectual property, including patents, patent applications and know-how, related to Gliadel, which requires us to pay a royalty to the Massachusetts Institute of Technology on revenue from Gliadel, even though our U.S. patent protection for Gliadel expired in August 2006. The FDA awarded orphan drug status for Gliadel for seven years for the treatment of patients with malignant glioma undergoing primary surgical resection. Accordingly, following the expiration of U.S. patent protection, we now have market exclusivity for Gliadel for initial surgical resection until February 2010. However, there can be no assurance that others will not enter the market with a generic copy of Gliadel for recurrent surgical resection. The availability of such a generic copy could negatively impact our revenues from Gliadel.

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

Our business operations are subject to a wide range of laws and regulations. Other pharmaceutical companies have been the subject of legal proceedings or investigations related to pricing, marketing, promotional and clinical trial practices. If we become the subject of legal proceedings or investigations, our expenses would increase and commercialization of our products could be adversely affected. Further, management’s attention would be diverted from our business operations.

If we issue a product recall, we may not sell as much of our products in the future and we may incur significant expenses.

The FDA or other government agencies having regulatory authority over product distribution and sales may request product recalls or we may independently issue product recalls. These product recalls may occur due to manufacturing issues, safety concerns or other reasons. We do not carry any insurance to cover the risk of a product recall. Any product recall could have a material adverse effect on our product revenue and could cause the price of our stock to decline.

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

The trading price of our common stock has been, and could continue to be, subject to wide fluctuations in response to these factors, including the sale or attempted sale of a large amount of our common stock into the market. Our stock price ranged from $13.27 to $34.49 per share during the three-year period ended December 31, 2006. Broad market fluctuations may also adversely affect the market price of our common stock. The market price for our convertible notes is significantly impacted by the price of our common stock.

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

We routinely grant stock options to our employees and other individuals. At December 31, 2006, we had options outstanding at option prices ranging from $1.81 to $33.22 for 10.5 million shares of our common stock that have been registered for resale. Additionally, in our acquisition of Guilford, we assumed warrants to purchase 319,206 of our shares at a weighted average exercise price (net of cash we would be required to pay on exercise) of $61.21. We have also issued convertible debt that is convertible into 8.3 million shares of common stock at an initial conversion price of $31.46 per share of common stock. Conversion of our convertible debt is contingent on a number of factors that have not yet been satisfied. Consequently, we are not able to estimate when, if ever, our convertible debt will be converted into common stock, but any such conversion would almost certainly dilute stockholder value.

The acquisition of Guilford resulted in an obligation for us to make an offer to repurchase all the Guilford convertible subordinated notes (“Guilford Notes”) due July 1, 2008 in accordance with the terms of the related indenture at a repurchase price in cash equal to 100% of the principal amount of the Notes, plus accrued and unpaid interest and liquidated damages, if any, up to but excluding the payment date. Each $1,000 principal amount of the Guilford Notes was convertible, at the option of the holder, into (i) 17.6772 shares of MGI PHARMA common stock, and (ii) $180.28 in cash through November 28, 2005. At the expiration of the offer to repurchase and at December 31, 2006, $1.5 million of the Guilford Notes were outstanding.

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

We currently lease approximately 75,000 square feet of office space for our headquarters in Bloomington, Minnesota for approximately $123,000 per month. The initial term of this lease expires in May 2008, with two options for renewal, each for an additional three-year period.

Our wholly-owned subsidiary, MGI PHARMA Biologics, Inc., leases approximately 27,000 square feet of research lab and office space in Lexington, Massachusetts for approximately $89,000 per month. The initial lease expires May 2010, with an option to renew for an additional five-year period.

Our wholly-owned subsidiary, MGI GP, occupies two facilities in Baltimore, Maryland: an office, research and manufacturing facility that contains approximately 90,000 square feet for approximately $97,000 per month, and a research and development facility that contains approximately 77,000 square feet, for approximately $145,000 per month. The office, research and manufacturing facility consists of approximately 23,000 square feet of office space, 18,000 square feet of manufacturing space, and 49,000 square feet of research and development laboratories. The research and development facility consists of approximately 29,000 square feet of office space and 48,000 square feet of research and development laboratories. Each facility is occupied pursuant to a 15-year absolute net lease, commencing December 2004. We also have options to extend the lease terms for each facility for two additional ten-year periods. On October 24, 2006, MGI implemented a plan of organizational restructuring (the “Plan”, approved by management on October 20, 2006) in order to better align our workforce and resources with our operational objectives. Under the Plan, we will consolidate our Baltimore operations from two facilities to one facility.

Item 3.	Legal Proceedings

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.	Market for Registrant’s Common Stock, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock trades on The NASDAQ Stock Market under the symbol “MOGN.” As of February 19, 2007 we had 710 stockholders of record and 79,508,943 shares of common stock outstanding.

The following table lists the high and low trading prices for our common stock as reported by The NASDAQ Stock Market during the quarters listed.

	High	Low

2005
First Quarter	$28.17	$21.26
Second Quarter	26.59	19.75
Third Quarter	27.70	21.42
Fourth Quarter	23.63	15.73
2006
First Quarter	$19.45	$15.75
Second Quarter	22.06	15.72
Third Quarter	21.89	13.27
Fourth Quarter	19.88	16.79

Dividends

We did not pay cash dividends on our common stock in 2005 or 2006 and we do not anticipate that we will pay cash dividends on our common stock in the foreseeable future. Future declaration and payment of dividends, if any, on our common stock will be determined by our board of directors in light of factors the board of directors deems relevant, including our earnings, operations, capital requirements and financial condition and restrictions in our financing agreements.

Performance Graph

The graph below compares the cumulative total stockholder return on our common stock with the cumulative total return on The NASDAQ Stock Market (U.S. Companies) Index, and on The NASDAQ Biotechnology Stock Index for the last five fiscal years (assuming the investment of $100 in each on December 31, 2001 and the reinvestment of all dividends).

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among MGI PHARMA, INC., The NASDAQ Composite Index
And The NASDAQ Biotechnology Index

* $100 invested on 12/31/01 in stock or index — including reinvestment of dividends.
Fiscal year ending December 31.

Item 6.	Selected Financial Data

In the table below we have presented certain selected financial data as of and for each of the years in the five year period ended December 31, 2006. The financial data has been derived from our audited consolidated financial statements. This data should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

	Year Ended December 31,
(In thousands, except per share data)	2006	2005	2004	2003	2002

Statement of Operations Data:
Revenues:
Product sales	$336,844	$273,992	$192,089	$39,858	$25,402
Licensing and other	5,944	5,370	3,578	9,527	2,801

	342,788	279,362	195,667	49,385	28,203

Costs and expenses:
Cost of sales	123,415	97,370	60,847	8,163	4,422
Selling, general and administrative	148,383	88,953	73,802	50,410	28,827
Research and development	100,117	70,891	62,625	50,121	32,214
Acquired in-process research and development	—	156,900	83,117	—	—
Restructuring	2,107	—	—	—	—

	374,022	414,114	280,391	108,694	65,463

Loss from operations	(31,234)	(134,752)	(84,724)	(59,309)	(37,260)
Interest income	5,378	6,095	5,330	1,553	1,279
Interest expense	(7,685)	(7,264)	(5,989)	(998)	(83)
Other income	213	1,148	—	—	—
Impairment of investment	(9,880)	—	—	(3,154)	—

Loss before minority interest and income taxes	(43,208)	(134,773)	(85,383)	(61,908)	(36,064)
Minority interest	3,881	2,786	—	—	—

Loss before income taxes	(39,327)	(131,987)	(85,383)	(61,908)	(36,064)
Income tax expense	(834)	(423)	(340)	—	—

Net loss	$(40,161)	$(132,410)	$(85,723)	$(61,908)	$(36,064)

Net loss per common share:
Basic	$(0.51)	$(1.81)	$(1.23)	$(1.11)	$(0.72)
Diluted	$(0.51)	$(1.81)	$(1.23)	$(1.11)	$(0.72)
Weighted average number of common shares outstanding:
Basic	78,410	73,123	69,897	55,556	50,220
Diluted	78,410	73,123	69,897	55,556	50,220

	December 31,
(In thousands)	2006	2005	2004	2003	2002

Balance Sheet Data:
Cash, cash equivalents and marketable debt investments, unrestricted	$162,743	$104,203	$238,857	$177,754	$60,473
Working capital	205,112	209,440	283,655	128,572	49,999
Total assets	482,975	471,585	436,335	204,558	80,480
Long-term obligations	281,480	270,938	263,002	22,003	28,427
Total liabilities	376,101	347,762	321,825	47,948	43,877
Accumulated deficit	(479,642)	(439,481)	(307,071)	(221,348)	(159,440)
Total stockholders’ equity	106,874	109,025	114,510	156,610	36,603

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

MGI PHARMA, INC. (including its subsidiaries, “MGI,” “MGI PHARMA,” “we,” “our,” or the “Company”) is a biopharmaceutical company focused in oncology and acute care that acquires, researches, develops and commercializes proprietary pharmaceutical products that address the unmet needs of patients. It is our goal to become a leading biopharmaceutical company through application of our core competencies of product research, acquisition, development and commercialization, which we apply toward our portfolio of oncology and acute care products and product candidates. We acquire intellectual property or product rights from others after they have completed the basic research to discover the compounds that will become our product candidates or marketable products. This allows us to concentrate our skills on focused research, product development and commercialization. We have facilities in Bloomington, Minnesota; Lexington, Massachusetts; and Baltimore, Maryland.

We promote products directly to physician specialists in the United States using our own sales force. Our promoted products include Aloxi (palonosetron hydrochloride) Injection (“Aloxi”), Gliadel (carmustine) Wafer (“Gliadel”), Dacogen (decitabine) Injection (“Dacogen”), Salagen (pilocarpine hydrochloride) Tablets (“Salagen”), and Hexalen (altretamine) Capsules (“Hexalen”).

In the third quarter of 2003, Aloxi was approved by the U.S. Food and Drug Administration (“FDA”) for the prevention of acute and delayed chemotherapy-induced nausea and vomiting (“CINV”) and we began promoting it. Given the large market in which Aloxi competes and its favorable clinical profile, sales of Aloxi substantially exceeded sales of our other products in 2006, 2005, and 2004, and the results of our operations are highly correlated to the success of this product. We obtained exclusive U.S. and Canadian license and distribution rights to Aloxi for CINV from Helsinn Healthcare SA (“Helsinn”) in April 2001. In November 2003, we and Helsinn expanded the agreement to include rights for the prevention of postoperative nausea and vomiting (“PONV”) application of Aloxi and an oral Aloxi formulation (“Aloxi Capsules”). Unless we meet certain minimum Aloxi product sales requirements under our license agreement with Helsinn, we would be required to work with Helsinn to develop a remediation plan that, if not successfully implemented, could result in certain Aloxi product rights reverting to Helsinn. Our 2006 Aloxi product sales of $250.7 million substantially exceeded the minimum requirement for 2006 of $76 million. Our minimum Aloxi product sales requirement for all Aloxi applications is estimated to peak at approximately $155 to $175 million, depending upon the timing of marketing approvals for Aloxi for PONV and Aloxi Capsules for CINV. Given the 2006 sales of Aloxi for CINV (which does not include any sales of Aloxi for PONV or Aloxi Capsules for CINV), we believe there is minimal risk that we will not achieve our future contractual sales minimums under the Helsinn license agreement. On December 7, 2006, we and Helsinn conducted a pre-New Drug Application (“NDA”) meeting to discuss the submission of a Supplemental New Drug Application (“sNDA”) to the FDA during the first half of 2007. This submission is based on the successful completion of two phase 3 clinical trials of Aloxi for the prevention of PONV. Aloxi is the fourth 5-HT3 antagonist approved for marketing in the United States. Patent protection for Zofran (ondansetron), a major competing product, expired in 2006. This allowed for the introduction of a generic 5-HT3 inhibitor, which could affect sales of all branded 5-HT3 inhibitors including Aloxi. The first generic 5-HT3 inhibitor was approved by the FDA in November 2006. There were numerous additional Abbreviated New Drug Application (“ANDA”) approvals of ondansetron in December 2006, and significant price erosion of ondansetron is occurring. Patent protection for Kytril (granisetron), another 5-HT3 inhibitor, will expire in December 2007, and a generic version of that product is expected to become available.

In September 2004, we obtained exclusive worldwide rights to the development, commercialization, manufacturing and distribution of Dacogen for all indications from SuperGen, Inc. Dacogen is an anti-cancer therapeutic which is approved for the treatment of patients with myelodysplastic syndrome (“MDS”). We received approval from the FDA to market Dacogen for the treatment of MDS on May 2, 2006. We began promoting Dacogen in the second quarter of 2006. In August 2006, the FDA and the EMEA granted Dacogen orphan drug designation for the AML indication. Dacogen continues to be an investigational anti-cancer therapeutic for the treatment of patients with acute myeloid leukemia (“AML”), solid tumors and hemoglobinopathies. (See Note 8 of the Company’s Notes to Consolidated Financial Statements). On July 6, 2006, we entered into a license agreement with Cilag GmbH (“Cilag”), a Johnson & Johnson company, granting exclusive development and commercialization rights for Dacogen in all territories outside North America to Janssen-Cilag companies, members of the Johnson & Johnson family of companies.

In October 2005, we completed the acquisition of Guilford Pharmaceuticals Inc. (“Guilford”) As part of the Guilford acquisition, we acquired the marketed product Gliadel Wafer (“Gliadel”), a biodegradable wafer containing the chemotherapy agent carmustine, (“BCNU”), approved for the treatment of high-grade malignant gliomas as an adjunct to surgery and radiation, and the product candidate Aquavan (fospropofol disodium) Injection (“Aquavan”), a novel sedative/hypnotic that is an IV formulation of a water-soluble prodrug of a widely-used anesthetic, propofol (see Note 6 in the Notes to Consolidated Financial Statements).

In September 2004, we completed the acquisition of Zycos, Inc., a privately held, development stage company that focused on the creation and development of oncology and antiviral products. Zycos’ iterative drug formulation process allows for the rapid development of immune response therapeutics and has generated two compounds, amolimogene bepiplasmid (formerly known as ZYC101a) and ZYC300, that are currently in clinical development (See Note 6 of the Company’s Notes to Consolidated Financial Statements).

In September 2004, we completed the acquisition of Aesgen, Inc., a privately held company focused on treating side effects associated with cancer treatments. Aesgen’s lead product, Saforis, is in phase 3 development for prevention and treatment of oral mucositis. During the fourth quarter of 2005, a meeting was held with the FDA to discuss the Saforis NDA submission (see Note 6 of the Company’s Notes to Consolidated Financial Statements). An NDA for Saforis was submitted to the FDA for review in April 2006. On June 12, 2006, the FDA accepted the NDA for Saforis for priority review with a PDUFA goal date of October 12, 2006. One pivotal phase 3 trial and several supportive studies form the foundation of the Saforis NDA. The pivotal phase 3 trial of Saforis was successfully completed in 326 patients with breast cancer who were receiving anthracycline-based chemotherapy regimens. This trial met its primary endpoint, a reduction in incidence and severity of oral mucositis. On October 12, 2006, we received an approvable letter from the FDA indicating that Saforis is approvable, and requesting an additional phase 3 trial to confirm the efficacy of Saforis in the proposed indication. We are currently evaluating our options to maximize the value of Saforis.

Salagen is approved in the United States for two indications: the symptoms of dry mouth associated with radiation treatment in head and neck cancer patients and the symptoms of dry mouth associated with Sjögren’s syndrome, an autoimmune disease that damages the salivary glands. Beginning in December 2004, generic 5 milligram pilocarpine hydrochloride tablets entered the United States markets where Salagen competes and we suspended direct promotion of Salagen. Since then, three additional ANDAs have been approved by the FDA, two of which were approved in 2005 and an additional ANDA was approved in 2006 that included the approval of the first generic 7.5 milligram pilocarpine hydrochloride tablet. The introduction of these competing, generic products has resulted in a significant decline of Salagen sales from 2004 sales of $30.3 million in the United States to 2005 and 2006 sales of $11.5 million and $6.1 million, respectively.

Our goal is to become a leading biopharmaceutical company focused in oncology and acute care serving well-defined markets. The key elements of our strategy are to:

•	Continue to successfully commercialize Aloxi for prevention of CINV, by marketing Aloxi as a superior alternative to other currently marketed older 5-HT3 receptor antagonists;

•	Continue to successfully commercialize Dacogen for the treatment of patients with MDS;

•	Continue to successfully commercialize Gliadel for the treatment of malignant glioma as an adjunct to surgery and radiation, and for recurrent glioblastoma multiforme;

•	Advance our late-stage product candidates through the following phase 3 trials or pivotal programs:

•	Aquavan for minimal to moderate sedation for patients undergoing brief diagnostic or surgical procedures;

•	Aloxi for the prevention of PONV, and Aloxi capsules for prevention of CINV (“Aloxi Capsules”);

•	Dacogen for the treatment of AML; and

•	Amolimogene bepiplasmid for the treatment of cervical dysplasia;

•	Establish commercialization paths for our product candidates in territories outside of North America; and

•	Advance a strong and balanced pipeline through various means, including discovery, product acquisition, in-licensing, co-promotion or business combinations.

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

Revenue Recognition for Product Sale:  Our accounting policy on revenue recognition is set forth in Note 1 to the consolidated financial statements. The majority of our revenue relates to product sales. We recognize sales revenue when substantially all the risks and rewards of ownership have transferred to our customers.

As is common in the pharmaceutical industry, our domestic sales are primarily made to pharmaceutical wholesalers for further distribution to the ultimate consumers of our products. As such, our product sales revenue may be less than or greater than the underlying demand for our products. We monitor inventory levels and trends in the distribution channel to identify significant differences between these levels and trends and end-user demand. At December 31, 2006, we estimate the days of sales of Aloxi inventory in the distribution channel utilized by us was lower at December 31, 2006 by approximately one week when compared to inventory levels at December 31, 2005. These estimates are based on inventory levels provided by our wholesalers, historical and current sales trends and the timing of chargeback claims.

We report product sales revenue net of wholesaler chargebacks, allowances for product returns, cash discounts, administrative fees and other rebates. We estimate wholesaler chargebacks, cash discounts, administrative fees and other rebates by considering the following factors: current contract prices and terms with both direct and indirect customers, estimated customer and wholesaler inventory levels, current average chargeback rates by product and by indirect customer, and market share.

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

In conjunction with recognizing a sale to a wholesaler, “Product sales” revenues and “Receivables” take into account the sale of the product at the wholesale acquisition cost and an accrual to reflect the difference between the wholesale acquisition cost and the estimated average end-user contract price. This accrual is calculated on a product specific basis by applying the anticipated, weighted-average end user contract price to the estimated number of outstanding units sold to wholesalers that will ultimately be sold under end-user contracts. When the wholesaler sells the product to the end user at the agreed upon end-user contract price, the wholesaler charges us (“chargeback”) for the difference between the wholesale acquisition price and the end-user contract price and that chargeback is offset against our initial accrual balance.

Wholesalers and group purchasing organizations may also receive rebates from us based on unit volume activity or market share achievement. In addition, we may provide rebates to the end user, and when applicable to state Medicaid programs. In conjunction with recognizing a sale to a wholesaler, product sales revenues are reduced and accrued expenses are increased by our estimates of the administrative fees and rebates that will be owed.

The majority of the expense and year-end liabilities associated with these estimates are defined contractually. We update these estimates for changes in facts and circumstances as appropriate.

Revenue Recognition for Product Returns:  A significant portion of our products are sold under contracts that do not allow for returns. However, when products are sold under contracts that do allow returns, our process to estimate product returns is tailored to the specific facts and circumstances of each product, including its product life cycle stage. As of December 31, 2006 and 2005, we had accrued liability balances of $1.9 million and $1.7 million, respectively, for product returns.

	Year Ended December 31,
(In thousands)	2006	2005

Balance beginning of year	$1,684	$2,448
Actual returns in current year related to sales from prior years	(274)	(204)
Actual returns in current year related to sales from current year	(1,098)	—
Current reduction related to sales made in prior years	—	(352)
Current provision (reduction) related to sales made in current year	1,576	(208)

Balance end of year	$1,888	$1,684

Revenue Recognition for Product Licenses:  We also recognize revenue related to licensing agreements. Licensing revenue recognition requires management to determine the effective terms of agreements, identify deliverables, and points at which performance is met for each deliverable so that the revenue earnings process is complete. We divide our revenue arrangements with multiple elements into separate units of accounting if specified criteria are met, including whether the delivered element has stand-alone value to the customer and whether there is objective and reliable evidence of the fair value of the undelivered items. We allocate the consideration we receive among the separate units based on their respective fair values or, if fair value of the delivered element is unavailable, the residual value method, and we apply the applicable revenue recognition criteria to each of the separate units. We classify advance payments received in excess of amounts earned as deferred revenue until earned. If specified criteria are not met, all revenue will be recognized as one unit of accounting ratably over the remaining contract life or the life of the remaining undelivered items if appropriate, in accordance with Emerging Issues Task Force (“EITF”) 00-21: Revenue Arrangements with Multiple Deliverables.

Our policy for licensing arrangements requires revenue related to up-front, time-based, and performance-based licensing payments to be recognized over a period determined by the facts and circumstances of each contract, which will not exceed the contract term. This often results in the deferral of revenue where non-refundable cash payments have been received, but the revenue is not immediately recognized. As of December 31, 2006, our deferred revenue balance was $19.7 million. Following our initial estimate of the effective terms of these arrangements, subsequent developments such as contract modifications or terminations could increase or decrease the period over which the deferred revenue is recognized.

Research and Development Expense:  Research and development expense includes work performed for us by outside vendors, collaborators and research organizations. At each reporting period, we estimate expenses incurred but not reported or billed to us by these outside vendors. Historically, actual results are recorded on a timely basis and have not been materially different from our estimates. In addition, costs related to in-licensing arrangements for product candidates are expensed as research and development until FDA approval for marketing is obtained.

Stock-based Compensation:  Our accounting policy for stock-based compensation is set forth in Notes 1 and 13 to the consolidated financial statements. Effective January 1, 2006, we record compensation expense for all employee and director stock-based compensation plans using the fair value recognition provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123 (Revised 2004), “Share-Based Payment” (“SFAS No. 123R”). Options are priced based on the closing price of a share of our common stock at the date of grant. Determining the appropriate fair value model and calculating the fair value of share-based payment awards requires the input of highly subjective assumptions, including the expected life of the share-based payment awards and stock price volatility. We use the Black-Scholes model to value our stock option awards. The assumptions used in calculating the fair value of share-based payment awards represent management’s best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and management uses different assumptions, share-based compensation expense could be materially different in the future. In addition, we are required to estimate the expected term and forfeiture rate, and only recognize expense for those shares expected to vest. If the actual forfeiture rate is materially different from the estimate, share-based compensation expense could be significantly different from what has been recorded in the current period. We use a blended historical volatility and implied volatility inherent in the value of exchange traded options on the Company’s stock to estimate expected volatility. The expected life of the options is estimated based on four criteria which stratify the option holders into several categories. These stratifications are based on the results of a statistical regression analysis of historical employee exercise behavior. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for the estimated life of the option. The fair value of restricted stock awards and restricted stock units is the difference between the amount payable upon vesting and the quoted market value of unrestricted shares of common stock on the date of grant. Any resulting compensation expense is recognized ratably over the vesting period, or over the period that the restrictions lapse.

We record compensation expense for all stock options granted to non-employees who are not directors in an amount equal to their estimated fair value at the earlier of the performance commitment date or the date at which performance is complete, determined using the Black-Scholes option pricing model. The compensation expense is recognized ratably over the vesting period.

Impairment of Long-Lived Assets:  We periodically evaluate both internal and external factors to assess whether the carrying values of our long-lived assets are impaired. If indicators of impairment exist, we assess the recoverability of the affected long-lived assets by determining whether the carrying value of such assets can be recovered through undiscounted future operating cash flows. If impairment is indicated, we measure the amount of such impairment by comparing the carrying value of the asset to the present value of the expected discounted future cash flows associated with the use of the asset. The assumptions used in calculating the future cash flows represent management’s best estimates, but these estimates involve inherent uncertainties and the application of management judgment.

Goodwill is potentially impaired when the carrying amount of our goodwill exceeds its implied fair value, as determined under a two-step approach. The first step is to determine the estimated fair value of MGI PHARMA. If the recorded net assets are less than our estimated fair value, then no impairment is indicated. Alternatively, if the recorded net assets exceed our estimated fair value, then goodwill is potentially impaired and a second step is performed. In the second step, the implied fair value of the goodwill is determined by deducting the estimated fair value of all tangible and identifiable intangible net assets from our estimated fair value. If the recorded amount of goodwill exceeds this implied fair value, an impairment charge is recorded for the excess.

Income Taxes:  We utilize the asset and liability method of accounting for income taxes. We recognize deferred tax assets or liabilities for the expected future tax consequences of temporary differences between the book and tax bases of assets and liabilities. We assess the likelihood that our deferred tax assets will be recovered from future taxable income. The analysis to determine the amount of the valuation allowance is highly judgmental and requires weighing positive and negative evidence including historical and projected future taxable income and ongoing tax planning strategies. Based upon management’s assessment of all available evidence as of December 31, 2006, we determined that it is more likely than not that none of our deferred tax assets will be realized. Therefore, at December 31, 2006, a full valuation allowance of $285.7 million has been provided against the net deferred tax asset.

If we determine that it has become more likely than not that part of or all our deferred tax assets will be realized, we will be required to partially or fully reduce the valuation allowance. If we reduce the valuation allowance, any benefits realized from the use of the net operating losses of $88.5 million and tax credits of $3.6 million acquired in the Guilford, Zycos and Aesgen acquisitions will first reduce to zero the remaining carrying value of goodwill, identifiable intangible assets, and long-lived assets related to those acquisitions and then reduce income tax expense.

As of December 31, 2006, $31.6 million of the total valuation allowance was attributable to deferred tax assets relating to employee stock-based compensation tax deductions included in our net operating losses. That amount will be recorded as an increase to additional paid-in capital if it is determined in the future that the valuation allowance relating to those items is no longer required.

The recognition of the benefits from the reduction in the valuation allowance for deferred tax assets in interim and annual periods may result in significant fluctuations in income tax expense for financial reporting purposes in future interim or annual periods.

Impact of Recently Issued Accounting Standards

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (Revised 2004), “Share-Based Payment.” SFAS No. 123R is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees” and its related implementation guidance. SFAS No. 123R focuses primarily on accounting for transactions in which an entity obtains employee services through share-based payment transactions. SFAS No. 123R requires a public entity to measure the cost of employee services received in exchange for the award of equity instruments based on the fair value of the award at the date of grant. The cost will be recognized over the period during which an employee is required to provide services in exchange for the award. On January 1, 2006, we adopted the fair value recognition provisions of SFAS No. 123R using the modified prospective method. The impact of implementing SFAS No. 123R to our consolidated results of operations was increased share-based compensation costs of $6.0 million for 2006. As of December 31, 2006, there was $20.2 million of total unrecognized compensation expense. That cost is expected to be recognized over a weighted-average period of 1.7 years. Our disclosure of compensation expense related to prior periods under SFAS No. 123 can be found under Note 13 in the Notes to Consolidated Financial Statements. Our 2006 impact from the implementation of SFAS No. 123R differs from our disclosure of compensation expense related to prior periods under SFAS No. 123 due to the acceleration of a large number of outstanding options in the third and fourth quarters of 2005. Options are priced based on the closing price of a share of our common stock at the date of grant. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. To determine the inputs for the Black-Scholes option pricing model we use a blending of historical volatility and implied volatility inherent in the value of exchange traded options on the Company’s stock to estimate expected volatility and the period of time that option grants are expected to be outstanding to estimate expected term. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for the estimated life of the option. For a complete discussion of the effect of the adoption of this accounting standard see Note 13 in the Notes to Consolidated Financial Statements.

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109.” This interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. It also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. This interpretation is effective for us beginning in fiscal year 2007. We are currently evaluating the potential impact of this statement on our consolidated financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” which is effective for fiscal years beginning after November 15, 2007 and for interim periods within those years. This statement defines fair value, establishes a framework for measuring fair value and expands the related disclosure requirements. We are currently evaluating the potential impact of this statement on our consolidated financial statements.

In September 2006, the Staff of the SEC issued Staff Accounting Bulletin (“SAB”) No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements. SAB No. 108 provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of determining whether the current year’s financial statements are materially misstated. SAB No. 108 is effective for fiscal years ending after November 15, 2006. This bulletin did not have a material impact on our consolidated financial statements.

Results of Operations

Revenues

Total revenues for the years ended December 31, 2006, 2005 and 2004 are summarized in the following table:

	The Year Ended December 31,
		%		%
(In thousands, except percentage)	2006	Change	2005	Change	2004

Product sales:
Aloxi Injection	$250,698	1%	$248,544	56%	$159,346
Dacogen Injection	36,102	N/A	—	N/A	—
Gliadel Wafer	35,836	321	8,512	N/A	—
Salagen Tablets	6,127	(47)	11,508	(62)	30,328
Hexalen Capsules	2,865	(4)	2,995	18	2,535
Aggrastat Injection	4,281	125	1,902	N/A	—
Other	935	76	531	543	(120)

Total product sales	336,844	23	273,992	43	192,089
Licensing and other	5,944	11	5,370	50	3,578

Total revenues	$342,788	23	$279,362	43	$195,667

N/A — not applicable

Product sales:  Product sales revenue increased 23 percent to $336.8 million in 2006 from $274.0 million in 2005. The increase in product sales revenue from 2005 to 2006 reflects increased revenue from Gliadel and Aggrastat, acquired in October 2005, and the commercial launch of Dacogen in the second quarter of 2006. Sales of Aloxi provided $250.7 million, or 74 percent of sales revenue, in 2006 and $248.5 million, or 91 percent of sales revenue, in 2005. When compared to prior year, Aloxi sales revenue remained unchanged due to a slight increase in Aloxi unit volume offset by a decrease in the sales price. Sales of Gliadel provided $35.8 million, or 11 percent of sales revenue, in 2006, and $8.5 million, or 3 percent of sales revenue, for the period October 3, 2005 through December 31, 2005. Sales of Dacogen in the United States provided $36.1 million, or 11 percent of sales revenue, in 2006.

Product sales revenue increased 43 percent to $274.0 million in 2005 from $192.1 million in 2004. The increase in product sales revenue from 2004 to 2005 reflects increased revenue from Aloxi and the acquisition of Gliadel and Aggrastat in October 2005. Sales of Aloxi provided $248.5 million, or 91 percent of sales revenue, in 2005 and $159.3 million, or 83 percent of sales revenue, in 2004. Sales of Salagen provided $11.5 million, or 4 percent of sales revenue, in 2005 and $30.3 million, or 16 percent of sales revenue, in 2004. Sales of Gliadel provided $8.5 million, or 3 percent of sales revenue, for the period October 3, 2005 through December 31, 2005.

In December 2004, the FDA approved a competitor’s ANDA for a generic 5 milligram pilocarpine hydrochloride tablet, which is a generic version of Salagen. Since then, three additional ANDAs have been approved by the FDA, two of which were approved in 2005 and an additional ANDA was approved in 2006 that included the approval of the first generic 7.5 milligram pilocarpine hydrochloride tablet. The introduction of these competing, generic products resulted in a significant decline of Salagen sales from 2004 to 2005 and 2006. Therefore, we have suspended direct promotion of Salagen.

Licensing and other:  Licensing and other revenue increased 11 percent to $5.9 million in 2006 from $5.4 million in 2005. The majority of this increase is a result of revenue from the Dacogen license agreement with Cilag.

Licensing and other revenue increased 50 percent to $5.4 million in 2005 from $3.6 million in 2004. The majority of this increase is a result of revenue from the December 2004 manufacturing supply and distribution agreement for 5mg pilocarpine hydrochloride tablets with Actavis.

Licensing revenue is a combination of deferred revenue from licensing arrangements and royalties that are recognized when the related sales occur. We recognized $0.9 million, $0.7 million and $0.2 million of deferred revenue in 2006, 2005 and 2004, respectively, related to all payments received under these license agreements. We will recognize the December 31, 2006 deferred revenue balance of $19.7 million from our license agreements into licensing revenue over the expected periods of benefit for the related collaborative arrangements, which is expected to continue into 2026. Of this deferred revenue balance, $15.6 million relates to payments received under a Dacogen license agreement with Cilag GmbH (“Cilag”), a Johnson & Johnson company. Licensing revenue will fluctuate from quarter to quarter depending on the level of recurring royalty generating activities, and changes in the recognition of deferred revenue, including the initiation or termination of licensing arrangements.

Costs and Expenses

Costs and expenses for the years ended December 31, 2006, 2005 and 2004 are summarized in the following table:

	The Year Ended December 31,
		%		%
(In thousands, except percentage)	2006	Change	2005	Change	2004

Costs and expenses:
Cost of sales	$123,415	27%	$97,370	60%	$60,847
Selling, general and administrative	148,383	67	88,953	21	73,802
Research and development	100,117	41	70,891	13	62,625
Acquired in-process research and development	—	N/A	156,900	89	83,117
Restructuring	2,107	N/A	—	N/A	—

Total costs and expenses	$374,022	(10)	$414,114	48	$280,391

N/A — not applicable

Cost of sales:  Cost of sales as a percentage of product sales increased to 37 percent in 2006 from 36 percent in 2005. Cost of sales as a percentage of product sales remained materially unchanged when compared to prior year due to increased amortization of product intangibles, offset by increased sales of Dacogen and Gliadel, which have a higher gross margin than our other marketed products.

Cost of sales as a percentage of product sales increased to 36 percent in 2005 from 32 percent in 2004. This increase in cost of sales as a percentage of product sales is a result of increased sales of Aloxi and Aggrastat, which have lower gross margins than our other marketed products, in addition to a decrease in Salagen sales, which has a higher gross margin than our other marketed products. Cost of sales as a percentage of sales, excluding the impact of the acquisition of Guilford, increased to 34 percent in 2005 from 32 percent in 2004.

Selling, general, and administrative:  Selling, general and administrative expenses increased 67 percent to $148.4 million in 2006 from $89.0 million in 2005. The increase is primarily a result of $7.8 million in stock-based compensation expense due to the implementation of SFAS No. 123R in the first quarter of 2006, an increase in the sales force, increased promotional spending on Aloxi, launch related activities for Dacogen, and costs associated with the facilities in Baltimore.

Selling, general and administrative expenses increased 21 percent to $89.0 million in 2005 from $73.8 million in 2004. The increase is primarily a result of the acquired acute care sales force and integration costs related to the Guilford acquisition, the continued commercialization of Aloxi, and launch related activities for Dacogen.

Research and development:  Research and development expense increased 41 percent to $100.1 million in 2006 from $70.9 million in 2005. The increase primarily represents increased spending on development programs for Aquavan, amolimogene bepiplasmid, and other late-stage product candidates in our pipeline.

Research and development expense increased 13 percent to $70.9 million in 2005 from $62.6 million in 2004. The increase primarily represents increased spending on development programs for the late-stage product candidates in our pipeline, including those acquired or in-licensed in 2004 and the acquisition of Guilford.

The following table details our research and development costs incurred for major development projects in the years ended December 31, 2006, 2005, and 2004:

	The Year Ended December 31,
(In thousands)	2006	2005	2004

Aloxi product candidates
License/milestone	$2,500	$—	$2,500
Other research and development	3,547	5,730	6,785

Total Aloxi	6,047	5,730	9,285
Dacogen Injection
License/milestone	—	—	29,236
Other research and development	21,043	21,932	7,633

Total Dacogen Injection	21,043	21,932	36,869
Saforis Powder for Oral Suspension
License/milestone	50	—	—
Other research and development	6,503	6,983	1,379

Total Saforis Powder for Oral Suspension	6,553	6,983	1,379
Aquavan Injection
License/milestone	—	—	—
Other research and development	21,453	8,638	—

Total Aquavan Injection	21,453	8,638	—
Amolimogene bepiplasmid
License/milestone	—	—	—
Other research and development	16,457	8,962	2,049

Total Amolimogene bepiplasmid	16,457	8,962	2,049
ZYC300
License/milestone	—	—	—
Other research and development	2,994	159	39

Total ZYC300	2,994	159	39
Irofulven
License/milestone	50	50	50
Other research and development	5,444	8,314	11,116

Total Irofulven	5,494	8,364	11,166
PARP Inhibitor Compounds
License/milestone	—	—	—
Other research and development	2,583	562	—

Total PARP Inhibitor Compounds	2,583	562	—
GCP II Inhibitor Compounds
License/milestone	—	—	—
Other research and development	2,961	536	—

Total GCP II Inhibitor Compounds	2,961	536	—
Research and other development projects	14,532	9,025	1,838

Total research and development	$100,117	$70,891	$62,625

Aloxi products and product candidates:  In April 2001, we obtained from Helsinn Healthcare SA (“Helsinn”) the exclusive oncology license and distribution rights for Aloxi in the United States and Canada. Under the terms of the agreement, we made all license initiation and milestone payments, which totaled $38.0 million. These payments were recorded as research and development expenses in the period they were incurred. We expanded our agreement with Helsinn in November 2003 to include rights for PONV application of Aloxi and Aloxi Capsules. Under the terms of the expanded agreement, we made an initial payment of $22.5 million in 2003 and a milestone payment of $2.5 million in 2004, of these payments, $2.2 million was capitalized as an intangible asset as it related to Aloxi CINV, which had already received FDA approval and the remainder was recorded as research and development expenses in the period incurred. In December 2006, we and Helsinn conducted a pre-NDA meeting with the FDA. This meeting was to discuss the submission of a sNDA to the FDA during the first half of 2007. As a result of this meeting, we paid to Helsinn a milestone payment of $2.5 million, which was recorded as research and development expenses in the period incurred. We expect to make additional payments of $20.0 million over the course of the next several years upon achievement of certain development milestones that culminate with the approvals of Aloxi for the prevention of PONV and Aloxi Capsules. In 2006, two randomized, multi-center phase 3 clinical trials of Aloxi for prevention of PONV were completed. Both clinical trials successfully met the primary efficacy endpoint of complete response for the 0-24 hour time period following surgery. In addition, both trials achieved the secondary endpoints of complete response for the 0-48 and 0-72 hour time periods. Helsinn will continue to fund and conduct all registration directed development of Aloxi products for the new applications.

Aquavan Injection (“Aquavan”):  We have an irrevocable, royalty-free, fully-paid, exclusive, worldwide license to the intellectual property rights for Aquavan from the University of Kansas. We concluded a randomized, double-blind, multi-center phase 2 dose ranging trial in the fourth quarter of 2005. In March 2006, the Aquavan pivotal program was initiated. This program consists of two randomized, double-blind, multicenter phase 3 trials and an open label safety study. The first phase 3 trial involving 300 patients undergoing colonoscopy was completed successfully, having achieved the primary endpoint. The second phase 3 study has completed enrollment of 250 patients undergoing bronchoscopy. The primary endpoint of both trials is sedation success. Secondary endpoints include treatment success, amnestic effect, recovery, and patient willingness to be treated again. In addition to the two phase 3 trials, an open label, multi-center safety study has completed enrollment of 122 patients undergoing minor procedures, including arthroscopy, bunionectomy, dilation and curettage, upper endoscopy, hysteroscopy, lithotripsy, arterio-venous shunt placement, and trans-esophageal echocardiograms. The goal of this study is to assess the safety of Aquavan in a variety of minor procedures. We expect to submit an NDA to the FDA for the approval of Aquavan for use in procedural sedation for brief diagnostic or therapeutic procedures in 2007.

Dacogen for Injection (“Dacogen”):  In September 2004, we obtained exclusive worldwide rights to the development, commercialization, manufacturing and distribution of Dacogen for all indications from SuperGen. Dacogen is an anti-cancer therapeutic approved by the FDA on May 2, 2006 for the treatment of patients with MDS. In addition to the clinically proven activity of Dacogen for patients with MDS, data from phase 1 and 2 trials suggest that Dacogen may be active in a variety of other hematological malignancies such as AML. A pivotal program in patients with AML was initiated in 2005. Under the terms of our agreement with SuperGen, we paid $40.0 million to SuperGen and we incurred $1.1 million of transaction fees, including legal and accounting fees. We received four million shares of SuperGen that were valued at $24.4 million on the purchase date and are reported as an available-for-sale equity security. (See Note 2 for discussion on changes in the value of our SuperGen investment). The difference between total consideration ($41.1 million) and the fair value of the equity investment ($24.4 million) of $16.7 million was recorded as research and development expense in the third quarter of 2004. We have met our commitment to SuperGen to fund at least $15.0 million of further Dacogen development costs as of December 31, 2005. We expensed a total of $12.5 million in milestone obligations during 2004 for: (1) the filing of the NDA for Dacogen with the FDA and (2) a Marketing Authorization Application (“MAA”) filing with the EMEA. In the second quarter of 2006, we paid to SuperGen a milestone payment of $20.0 million for the first commercial sale of Dacogen in the United States. This amount was capitalized as an intangible asset because FDA approval had been received for Dacogen prior to the payment. We expect to make additional milestone payments totaling $12.5 million upon achievement of regulatory and commercialization milestones in Europe and Japan. Subject to certain limitations, we will also pay SuperGen 50 percent of certain revenue payable as a result of our sublicensing rights to market, sell or distribute Dacogen, to the extent such revenues are in excess of the milestone payments. In addition, SuperGen will receive a royalty on annual worldwide net sales of licensed product starting at 20 percent and escalating to a maximum of 30 percent. In the third quarter of 2006, we paid $5.0 million to SuperGen related to sublicensing revenue from Cilag GmbH. This amount was recorded as deferred costs within other assets and will be recognized consistent with the recognition of the deferred revenue from Cilag GmbH.

Saforis Powder for Oral Suspension (“Saforis”):  Saforis is a late-stage, novel, proprietary oral formulation of glutamine, an amino acid that is critical to the repair of cellular damage. In multiple clinical trials, Saforis decreased the duration and/or severity of chemotherapy-induced inflammation of the tissues lining the mouth, or oral mucositis. Additionally, Saforis reduced the healing time of oral mucositis, reduced patients’ requirements for analgesics to treat pain due to oral mucositis, improved patients’ ability to swallow, thereby improving nutrition and improved patients’ overall quality of life. In 2004, a randomized, placebo controlled phase 3 trial of Saforis was completed in 326 patients and it met its primary clinical objective of a statistically significant reduction of oral mucositis in patients receiving Saforis compared to those patients receiving the placebo. During the fourth quarter of 2005, a meeting was held with the FDA to discuss the Saforis NDA submission. Saforis received Fast Track Designation from the FDA in 2003, which is designed to facilitate the development and expedite the review of applications of drugs that are intended to treat serious or life-threatening conditions and demonstrate the potential to address an unmet medical need for such a condition. An NDA for Saforis was submitted to the FDA for review in April 2006. On June 12, 2006, the FDA accepted the NDA for Saforis for priority review with a Prescription Drug User Fee Act (“PDUFA”) goal date of October 12, 2006. One pivotal phase 3 trial and several supportive studies form the foundation of the Saforis NDA. The pivotal phase 3 trial of Saforis was successfully completed in 326 patients with breast cancer who were receiving anthracycline-based chemotherapy regimens. This trial met its primary endpoint, a reduction in incidence and severity of oral mucositis. On October 12, 2006, MGI received an approvable letter from the FDA indicating that Saforis is approvable, and requesting an additional phase 3 trial to confirm the efficacy of Saforis in the proposed indication.

Amolimogene bepiplasmid:  The goal of treatment with amolimogene bepiplasmid is to enhance the natural immune response of a patient infected with human papillomavirus (“HPV”) by allowing the immune process to produce a substance that is seen as foreign, an HPV antigen, which results in a heightened immune system response to HPV in the patient. We are currently developing amolimogene bepiplasmid as a treatment for young women with high-grade cervical dysplasia. A phase 2, multicenter, randomized placebo controlled trial of 161 women with high-grade cervical dysplasia was conducted in the United States and Europe. Patients enrolled in this phase 2 trial received an intramuscular injection of amolimogene bepiplasmid every three weeks for a total of three doses. Amolimogene bepiplasmid was shown to be safe and well tolerated. In a prospectively defined cohort of patients under 25 years of age, the drug promoted resolution of high-grade dysplasia in 70 percent of patients, versus 23 percent in the placebo arm. In all patients, resolution was 43 percent for patients on drug and 27 percent for patients on placebo. In other open label trials, the drug was found to be safe and well-tolerated and disease resolution was observed in a high percentage of young patients. The most frequently observed adverse event in these trials was mild to moderate injection site pain, which was manageable with over the counter analgesics. A pivotal trial to further assess the safety and efficacy of amolimogene bepiplasmid began in 2005 and was designed to become a key part of submissions to regulatory authorities for seeking marketing approval. We expect to complete enrollment in 2007.

ZYC300:  Our second immunotherapy compound in clinical development is ZYC300. ZYC300, an encapsulated plasmid encoding a commonly expressed tumor antigen, has completed a phase 1/2 trial in 17 patients with late stage metastatic hematological and solid tumors. The enzyme cytochrome P450 1B1 (“CYP1B1”), is encoded by the ZYC300 plasmid. Data from this trial were selected for oral presentation at the American Society of Clinical Oncology (“ASCO”) 2003 Annual Meeting and demonstrated that ZYC300 was well tolerated and biologically active. During 2006, we began a second clinical trial in patients with solid tumors to further assess the safety and efficacy of ZYC300.

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

PARP Inhibitor Compounds:  Poly(ADP-ribose) polymerase (“PARP”), is an abundant nuclear enzyme that plays a significant role in facilitating DNA repair and maintaining genomic integrity. In cancer treatment, PARP activity is believed to enable tumor cells to counteract the chemotherapy and radiation therapy by repairing the resulting DNA damage. In animal testing, PARP inhibition enhances the activity of radiotherapy as well as a wide spectrum of chemotherapeutic agents. In ischemia, over-activation of PARP mediates necrosis by depleting nicotinamide adenine dinucleotide and adenosine triphosphate. In animal testing, PARP inhibition provides neuroprotection in stroke and myocardial ischemia models. We have synthesized several families of potent small molecule PARP inhibitors. During the fourth quarter of 2006, we selected GPI21016 for clinical development because based on pre-clinical cancer studies we believe that it is orally bioavailable, highly brain penetrable and increases the efficacy of various chemotherapies. An IND for this compound is expected to be submitted in the second half of 2007.

GCP II Inhibitor Compunds:  N-Acetylated-Alpha-Linked-Acid-Dipeptidase (“NAALADase”), also known as glutamate carboxypeptidase II (“GCP II”), is a membrane-bound enzyme found in the central and peripheral nervous system that is believed to play a role in modulating the release of glutamate, one of the brain’s most common chemical messengers. Our GCP II inhibitor program is aimed at developing a commercial drug to block excessive glutamate release. We are currently developing specific inhibitors of glutamate carboxypeptidase (GCP) II for the prevention and treatment of chemotherapy-induced neuropathy. Development of the lead compound, GPI 5693, was halted in 2006 because of toxicity findings in preclinical animal studies that were unrelated to its intended therapeutic mechanism of action. Current efforts are focused on selection of a second generation inhibitor in 2007.

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

Acquired in-process research and development:  In 2005, in connection with our acquisition of Guilford, we recorded acquired in-process research and development expense of $156.9 million related to the fair value of certain projects that, as of the acquisition date, had not yet achieved regulatory approval for marketing and had no alternative future use. In 2004, in connection with our acquisitions of Zycos, Inc. and Aesgen, Inc., we recorded acquired in-process research and development expense of $83.1 million related to the fair value of certain projects that, as of the acquisition date, had not yet achieved regulatory approval for marketing and had no alternative future use.

Restructuring:  On October 24, 2006, we implemented a plan of organizational restructuring (the “Plan”, approved by management on October 20, 2006) in order to better align our workforce and resources with our operational objectives. Under the Plan, we expect to lower our cost structure by (i) reducing total workforce by approximately 10%, or 56 positions, (ii) consolidating drug development functions at one location, (iii) in connection with that consolidation, relocating up to approximately 35 positions, and (iv) consolidating our Baltimore operations from two facilities to one facility.

We estimate that, under the Plan, we will incur approximately $3.8 million of costs for severance benefits. As of December 31, 2006, we have expensed $2.1 million of these costs, and we expect the remaining approximately

$1.7 million to be expensed in 2007. All of the foregoing costs are cash outlays. The reduced cost structure resulting from implementation of the Plan is expected to provide savings of approximately $6.0 million in annual compensation expense in 2007 and approximately $7.0 million in annual compensation expense in future years.

Interest Income, Interest Expense, and Other Income

Interest income, interest expense, and other income for the years ended December 31, 2006, 2005 and 2004 are summarized in the following table:

	The Year Ended December 31,
		%		%
(In thousands, except percentage)	2006	Change	2005	Change	2004

Interest income	$5,378	(12)%	$6,095	14%	$5,330
Interest expense	(7,685)	6	(7,264)	21	(5,989)
Other income	213	(81)	1,148	N/A	—
Impairment of investment	(9,880)	N/A	—		—

	$(11,974)		$(21)		$(659)

Interest Income:  Interest income decreased 12 percent to $5.4 million in 2006 from $6.1 million in 2005. The average amount of funds available for investment decreased from $173.7 million in 2005 to $132.2 million in 2006. For 2006, we experienced lower intraquarter fund balances due to our cyclical cash collection cycle, investment in clinical trials to advance our product pipeline and extended sales terms associated with the launch of Dacogen. The decrease in average daily funds was offset by an increase in the effective interest rates received on our cash and marketable investments from 2.96 percent in 2005 to 4.83 percent in 2006.

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

Interest expense:  Interest expense increased 6 percent to $7.7 million in 2006 from $7.3 million in 2005. In 2006, interest expense paid using cash was $6.0 million. The non-cash portion of interest expense is primarily related to the amortization of issuance costs incurred and capitalized in conjunction with the issuance of the senior subordinated convertible notes in the first quarter of 2004.

Interest expense increased 21 percent to $7.3 million in 2005 from $6.0 million in 2004. The increase was due to our issuance of senior subordinated convertible notes in the first quarter of 2004. In 2005, interest expense paid using cash was $6.1 million. The non-cash portion of interest expense is primarily related to the amortization of issuance costs incurred and capitalized in conjunction with the issuance of the senior subordinated convertible notes in the first quarter of 2004.

Other income:  In the acquisition of Guilford, we acquired warrants issued by Guilford to investors in Symphony Neuro Development Company (“SNDC”) and warrants that had been issued by Guilford to investors in connection with a Private Investment in Public Equity transaction (“PIPE”). The SNDC and PIPE warrants are classified as liabilities and are measured at fair value, with changes in fair value reported in earnings. The change in fair value of these warrant liabilities for 2006 and 2005 was $0.2 million and $0.6 million, respectively. We also acquired investments previously held by Guilford, a portion of these investments matured in the fourth quarter of 2005, which resulted in a realized gain of $0.5 million.

Impairment of Investment:  In September 2004, we acquired four million shares of SuperGen, Inc. (“SuperGen”) as part of a transaction that included obtaining the worldwide licensing rights for Dacogen. The investment is accounted for as long-term available for sale marketable securities. As such, unrealized gains and losses have been reported in accumulated other comprehensive income (loss). As of June 30, 2006, the fair value of MGI’s investment in SuperGen was $14.5 million and had been below our cost basis of $24.4 million for over six months. As a result, we determined that an other-than-temporary impairment had occurred and in accordance with

SFAS 115 “Accounting for Certain Investments in Debt and Equity Securities”, we recorded an other-than-temporary impairment charge of $9.9 million in the second quarter of 2006.

Tax Expense

Tax expense of $834,000 in 2006 represents state income tax and alternative minimum tax. Tax expense of $423,000 in 2005 and $340,000 in 2004 represents alternative minimum tax. Our ability to achieve profitable operations is dependent upon our continued successful commercialization of Aloxi, among other things, and therefore, we continue to maintain a valuation allowance against our deferred tax assets. If and when it is judged to be more-likely-than-not that we will be able to utilize our deferred tax assets, to the extent the valuation allowance does not relate to the deferred tax assets acquired in the Guilford, Zycos and Aesgen transactions the valuation allowance will be reduced, a tax benefit will be recorded and the portion of the allowance pertaining to the exercise of stock options will increase additional paid-in capital. The removal of the valuation allowance relating to the deferred tax assets acquired in the Guilford, Zycos and Aesgen acquisitions will first reduce to zero the remaining carrying value of goodwill, identifiable intangible assets, and long-lived assets related to those acquisitions and then reduce income tax expense. The deferred tax assets acquired in the Guilford, Zycos and Aesgen transactions include net operating loss carryforwards and research and development credit carryforwards, all of which are subject to ownership change limitations and may also be subject to various other limitations on the amounts utilized. Then for subsequent tax periods, our tax provision would likely reflect normal statutory tax rates, and utilization of our deferred tax attributes would reduce our deferred tax asset balance. The timing of this valuation allowance adjustment is primarily dependent upon continued growth in sales of Aloxi, Dacogen, and Gliadel, and the demonstration of a number of consecutive quarters of profitability.

Net Loss

We had net losses of $40.2 million, $132.4 million and $85.7 million in 2006, 2005 and 2004, respectively. The decreased net loss from 2005 to 2006 reflects a 23 percent increase in revenues and a 10 percent decrease in operating costs and expenses from 2005 to 2006. The increased net loss from 2004 to 2005 reflects a 43 percent increase in revenues and a 48 percent increase in operating costs and expenses from 2004 to 2005. Cost and expenses in 2005 include $156.9 million of acquired in-process research and development expense related to the Guilford acquisition, as compared to $83.1 million related to the Aesgen and Aycos acquisitions in 2004. During the next several years, we expect to direct our efforts towards activities intended to grow long-term revenues, including the continued development and commercialization of Aloxi products and continued development of our other product candidates. The level of profitability attained will be a result of revenue levels attained and investments made in products and technologies.

Liquidity and Capital Resources

As of December 31, 2006, we had cash, cash equivalents and unrestricted marketable debt investments of $162.7 million compared with $104.2 million at December 31, 2005. We had working capital of $205.1 million and $209.4 million as of December 31, 2006 and 2005, respectively. In October 2006, we entered into a 3-year, $75 million revolving line of credit with an option to increase the facility to $100 million. As of December 31, 2006, there were no borrowings under this revolving credit facility.

We have primarily funded our operations through revenues from the sales of our commercialized products (Aloxi, Dacogen, Gliadel, Salagen, and other products) and the issuance of equity securities and senior subordinated convertible notes. We have also funded operations through collaborative and partnering agreements and through proceeds from loans or other borrowings. Any, or all, of these financing vehicles or others may be utilized to fund our future capital requirements.

Activities of SNDC

The activities of SNDC are reported in our Consolidated Statement of Cash Flows due to our requirement to consolidate the variable interest entity in accordance with FIN 46R, “Consolidation of Variable Interest Entities” as we were deemed to be the primary beneficiary of SNDC. In the second quarter of 2006, we terminated the purchase option agreement with SNDC and as a result ceased to be the primary beneficiary of SNDC, therefore we are no longer required to consolidated its financial results with ours. SNDC activities have no impact on our net decrease in cash and cash equivalents during the period. Further, the impact of SNDC on our Consolidated Statement of Cash Flow classifications is not indicative of our historical or ongoing operations.

The impact to net cash provided by operating activities for the year ended December 31, 2006 was a $1.0 million decrease in SNDC working capital and a $3.9 million decrease in minority interest related to SNDC. The impact to net cash used in investing activities for the year ended December 31, 2006 was $14.5 million in maturity of investments held by SNDC offset by a $9.6 million distribution of SNDC funds to SNDC investors. The impact to net cash provided by operating activities for the year ended December 31, 2005 was a $0.1 million increase in SNDC working capital and a $2.8 million decrease in minority interest related to SNDC. The impact to net cash provided by investing activities for the year ended December 31, 2005 was $2.7 million in maturity of investments held by SNDC.

Net Cash Provided by (Used in) Operating Activities

Net cash provided by (used in) operations was $47.2 million, $14.2 million, and $(80.5) million for the years ended December 31, 2006, 2005, and 2004, respectively. The 2006 cash provided by operations was primarily the result of a $22.1 million increase in accounts payable and accrued expenses due to increased employee compensation accruals, increased product rebate, administrative fee, and other fee accruals, a larger product development accrual, higher license fee accruals, and increases in other accruals, a $19.9 million decrease in accounts receivable due to improved collections, a $9.2 million decrease in inventory due to timing of purchases and the divestiture of Aggrastat, and a $16.9 million increase in deferred revenue primarily from the receipt of a $16.0 million license agreement payment offset by a $10.7 million increase in other assets. Additional items impacting cash provided by operations include a $40.2 million net loss offset by non cash items including $9.9 million of other than temporary impairment of investment, $11.5 million in depreciation and intangible amortization driven by full year impact of the Guilford acquisition, and $10.3 million of employee stock compensation expense. The 2005 cash provided by operations was the result of a $20.2 million decrease in receivables as a result of shorter payment terms being offered on sales of Aloxi, offset by a $34.0 million increase in inventory due to our increasing quantities of Aloxi to support sales expectations, an $8.4 million decrease in accounts payable and accrued expenses, and $132.4 million in net loss plus non cash items including $156.9 of acquired in-process research and development, $5.0 million in depreciation and intangible amortization due to full year impact of the Zycos and Aesgen acquisitions, and $4.3 million of employee stock compensation expense.

Net Cash Provided by (Used in) Investing Activities

Net cash (used in) provided by investing activities was $(71.4) million, $13.7 million, and $(168.1) million for the years ended December 31, 2006, 2005, and 2004, respectively. The 2006 cash used in investing activities was primarily the result of a $20.0 million Dacogen license agreement milestone payment, $6.9 million of equipment, furniture and leasehold improvement purchases and a net cash outflow of $106.0 million related to the purchase and maturity of available for sale investments offset by a cash inflow of $37.3 million related to the maturity of held-to-maturity investments and $17.2 million net cash received from the sale of Aggrastat. The 2005 cash provided by investing activities was primarily the result of a net cash inflow of $136.4 million related to the purchase and maturity of available for sale investments and a cash inflow of $56.4 million related to the net maturity of held-to-maturity investments, offset by $2.6 million of equipment, furniture and leasehold improvement purchases and $179.1 million related to the Guilford acquisition (see Note 6 of the Company’s Notes to Consolidated Financial Statements). Cash provided by or used in investing activities will fluctuate due to investments in acquisitions, in-licensing and the timing of purchases and maturities of investments.

The increase in cash provided from 2004 to 2005 was primarily due to the net maturities of $195.4 million from investment activity offset by the $179.1 million related to the Guilford acquisition (see Note 6 of the Company’s Notes to Consolidated Financial Statements), the $24.4 million acquisition of four million shares of SuperGen as part of a transaction that included obtaining the worldwide licensing rights for Dacogen, and the $86.2 million acquisitions of Zycos and Aesgen.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $14.2 million, $13.1 million and $253.3 million for the years ended December 31, 2006, 2005 and 2004, respectively. In 2006, we received $10.6 million in cash from the issuance of shares under stock award plans and $5.7 million from the maturity of restricted marketable securities offset by $1.6 million in payments on long-term debt and $0.9 million in issuance costs of the revolving credit facility. In 2005, we received $7.8 million in cash from the issuance of shares under stock award plans and $5.7 million from the maturity of restricted marketable securities. In 2004, we received net proceeds of $252.0 million in cash from the issuance of senior subordinated convertible notes, and $11.8 million in cash from issuance of shares under stock award plans offset by the net purchase of $14.4 million of restricted marketable securities related to the convertible debt issuance.

Cash Uses and Capital Raising Activities

Substantial amounts of capital will be needed to continue growing our business. We will require this capital to:

•	fund our research and development efforts;

•	expand our portfolio of marketable products and product candidates, including through additional product or product candidate acquisitions or business combinations;

•	develop products we have discovered, acquired, or licensed;

•	fund our sales and marketing efforts;

•	fund operating losses; and

•	support our contractual obligations and debt service requirements.

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

Our capital needs may exceed the capital available from our future operations, collaborative arrangements, borrowing arrangements, and existing liquid assets. Our future capital requirements and liquidity will depend on many factors, including but not limited to:

•	the revenue from Aloxi, Dacogen, Gliadel and our other products;

•	the future expenditures we may make to increase revenue from our products;

•	the progress of our research and development programs;

•	the progress of pre-clinical and clinical testing;

•	the time and cost involved in obtaining regulatory approval;

•	the cost of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights;

•	the changes in our existing research relationships, competing technological and marketing developments;

•	our ability to establish collaborative arrangements and to enter into licensing agreements and contractual arrangements with others;

•	the conversion of our senior subordinated convertible notes;

•	the costs of additional product or product candidate acquisitions or business combinations; and

•	any future change in our business strategy.

For these needs, we may draw down our existing credit facility or we may decide to seek additional capital. The source, timing and availability of additional capital will depend on market conditions, interest rates and other factors. Additional capital may be sought through various sources, including debt and equity offerings, corporate collaborations, divestitures, bank borrowings, lease arrangements relating to fixed assets or other financing methods. There can be no assurance that additional capital will be available on favorable terms, if at all.

As identified in our risk factors, adverse changes that affect future demand for our marketed products, continued access to the capital markets, and continued development and expansion of our product candidates would affect our longer-term liquidity.

Payment Obligations

Our future, noncancellable, contractual commitments, are summarized in the following table:

(In thousands)	2007	2008	2009	2010	2011	Thereafter	Total

Operating lease payments	$5,504	$4,705	$4,199	$3,721	$3,254	$29,661	$51,044
Capital lease payments	116	36	—	—	—	—	152
Baxter loss contract(a)	1,419	400	400	250	—	—	2,469
Other long-term debt	63	64	66	—	—	—	193
Convertible debt	5,929	7,429	5,854	5,854	350,927	—	375,993
Helsinn minimum sales obligation(b)	6,123	5,559	4,801	4,052	3,494	2,747	26,776

Total	$19,154	$18,193	$15,320	$13,877	$357,675	$32,408	$456,627

(a)	In the acquisition of Guilford, MGI assumed obligations under a supply agreement with Baxter Healthcare Corporation for Aggrastat 250 ml and 100 ml bags through July 2009. As of August 9, 2006, we sold our rights to Aggrastat to Medicure. Under the terms of that sale, Medicure assumed the obligations of the Baxter Agreement and we agreed to reimburse Medicure for a portion of those obligations. MGI’s remaining obligation for 2006 is $1.4 million. In 2007, 2008, and 2009 the obligation is 50 percent of the purchasing shortfall up to a maximum of $0.4 million, $0.4 million, and $0.3 million, respectively. These obligations will be paid in the first quarter of the following fiscal year.

(b)	In connection with the April 2001 in-licensing agreement with Helsinn Healthcare SA where we obtained the exclusive U.S. and Canadian oncology license and distribution rights for Aloxi, we agreed to pay minimum payments over the first ten years following commercialization. The minimum is only payable to the extent that it exceeds the actual payments that would otherwise be payable under the agreement. Minimum sales targets of Aloxi for prevention of CINV peak at approximately $90 million in the fourth year of commercialization.

We may be obligated to make additional payments to Helsinn related to Aloxi product candidates totaling $20.0 million, to SuperGen related to Dacogen totaling $30.0 million, which is comprised of $12.5 million related to milestones stated in the MGI agreement with SuperGen plus $17.5 million representing SuperGen’s share of milestone payments to be received from Cilag GMBH, and to Aesgen former security holders related to Saforis totaling $33.0 million upon FDA approval of Saforis.

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

Our operations are generally not subject to risks of material foreign currency fluctuations, nor do we use derivative financial instruments in our investment practices. We place our marketable investments in instruments that meet high credit quality standards, as specified in our investment policy guidelines. We do not expect material losses with respect to our investment portfolio or exposure to market risks associated with interest rates. The favorable impact on our net income as a result of a 25, 50 or 100 basis point (where 100 basis points equals 1%)

increase in short-term interest rates would be approximately $0.4 million, $0.8 million or $1.6 million annually based on our cash, cash equivalents and unrestricted short-term marketable investment balances at December 31, 2006.

Equity Price Risk

We invest in equity securities that are subject to fluctuations in market value. We classify our equity securities as available for sale. Any changes in the fair value in these securities would be reflected in our accumulated other comprehensive income (loss) as a component of stockholders’ equity. The table below summarizes our equity price risk and shows the effect of a hypothetical increase or decrease in market prices as of December 31, 2006 on the estimated fair value of our consolidated equity portfolio. The selected hypothetical changes do not indicate what could be the potential best or worst case scenarios (dollars in thousands):

			Estimated Fair
	Estimated Fair		Value after	Hypothetical Percentage
	Value at	Hypothetical Price	Hypothetical	Increase (Decrease) in
	December 31, 2006	Change	Price Change	Stockholders’ Equity

Equity Securities	$28,024	10%	$30,826	2.6%
		(10)%	25,222	(2.6)%
		20%	33,629	5.2%
		(20)%	22,419	(5.2)%
		30%	36,431	7.8%
		(30)%	19,617	(7.8)%

Item 8.	Financial Statements and Supplementary Data

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING.

The management of MGI PHARMA is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Securities Exchange Act Rule 13a-15(f).

The internal control over financial reporting at MGI PHARMA was designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that:

•	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of MGI PHARMA;

•	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles;

•	provide reasonable assurance that receipts and expenditures of MGI PHARMA are being made only in accordance with authorization of management and directors of MGI PHARMA; and

•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of assets that could have a material effect on the consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.

Management of MGI PHARMA conducted an evaluation of the effectiveness of MGI PHARMA’s internal control over financial reporting as of December 31, 2006 based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation under the framework in Internal Control — Integrated Framework, management concluded that MGI PHARMA’s internal control over financial reporting was effective as of December 31, 2006. Management reviewed the results of its assessment with the Audit Committee of the Board of Directors.

Management’s assessment of the effectiveness of MGI PHARMA’s internal control over financial reporting as of December 31, 2006, has been audited by KPMG LLP, the independent registered public accounting firm that audited the consolidated financial statements in this Form 10-K, as stated in their report, which is included herein.

/s/ Leon O. Moulder, Jr.	President and Chief Executive Officer

Leon O. Moulder, Jr.	(principal executive officer)

March 1, 2007

/s/ William F. Spengler	Executive Vice President and Chief Financial Officer

William F. Spengler	(principal financial officer)

March 1, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders MGI PHARMA, INC.:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that MGI PHARMA, INC. maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). MGI PHARMA, INC.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of MGI PHARMA, INC.’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that MGI PHARMA, INC. maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, MGI PHARMA, INC. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of MGI PHARMA, INC. and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of operations, cash flows and stockholders’ equity for each of the years in the three-year period ended December 31, 2006, and our report dated March 1, 2007 expressed an unqualified opinion on those consolidated financial statements.

/s/  KPMG LLP

Minneapolis, Minnesota
March 1, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
MGI PHARMA, INC.:

We have audited the accompanying consolidated balance sheets of MGI PHARMA, INC. and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of operations, cash flows and stockholders’ equity for each of the years in the three-year period ended December 31, 2006. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule II. These consolidated financial statements and financial statement schedule are the responsibility of MGI PHARMA, INC.’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of MGI PHARMA, INC. and subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the accompanying financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 1 of notes to consolidated financial statements, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123 (Revised 2004), Share-Based Payment, on January 1, 2006.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of MGI PHARMA, INC.’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 1, 2007 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

/s/  KPMG LLP

Minneapolis, Minnesota
March 1, 2007

MGI PHARMA, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	December 31,	December 31,
	2006	2005

ASSETS:
Current assets:
Cash and cash equivalents	$41,024	$51,136
Short-term marketable investments	121,719	53,067
Restricted cash	—	750
Restricted marketable investments	2,957	5,822
Investment held by SNDC	—	18,580
Receivables, less contractual and bad debt allowances of $28,149 and $37,118 as of December 31, 2006 and 2005, respectively	84,464	103,966
Inventories	40,293	49,392
Other current assets	9,276	3,551

Total current assets	299,733	286,264
Restricted cash, less current portion	500	1,101
Long-term marketable investments	28,024	23,952
Restricted marketable investments, less current portion	—	2,859
Equipment, furniture and leasehold improvements, at cost less accumulated depreciation of $7,170 and $4,810 as of December 31, 2006 and 2005, respectively	10,119	5,647
Debt issuance costs, less accumulated amortization of $3,365 and $2,131 as of December 31, 2006 and 2005, respectively	5,634	6,005
Intangible assets, at cost less accumulated amortization of $16,412 and $8,779 as of December 31, 2006 and 2005, respectively	79,122	73,505
Goodwill	53,593	70,203
Other assets	6,250	2,049

Total assets	$482,975	$471,585

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current liabilities:
Accounts payable	$13,627	$19,463
Accrued expenses	76,217	54,050
Current portion of long-term debt	179	1,563
Deferred revenue	3,076	318
Other current liabilities	1,522	1,430

Total current liabilities	94,621	76,824

Noncurrent liabilities:
Senior subordinated convertible notes, face value of $349,500 net of unamortized discount of $87,828 as of December 31, 2006 and 2005	261,672	261,672
Other long-term debt, net of current portion	166	359
Deferred revenue	16,636	2,540
Other noncurrent liabilities	3,006	6,367

Total noncurrent liabilities	281,480	270,938

Total liabilities	376,101	347,762

Minority interest	—	14,798
Stockholders’ equity:
Preferred stock, 10,000,000 authorized and unissued shares	—	—
Common stock, $0.01 par value, 140,000,000 authorized shares, 79,195,318 and 77,583,796 issued and outstanding shares as of December 31, 2006 and 2005, respectively	792	776
Additional paid-in capital	575,867	557,841
Unearned compensation	—	(6,013)
Accumulated other comprehensive income (loss)	9,857	(4,098)
Accumulated deficit	(479,642)	(439,481)

Total stockholders’ equity	106,874	109,025

Total liabilities and stockholders’ equity	$482,975	$471,585

See accompanying Notes to Consolidated Financial Statements.

MGI PHARMA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Year Ended December 31,
	2006	2005	2004

Revenues:
Product sales	$336,844	$273,992	$192,089
Licensing and other	5,944	5,370	3,578

	342,788	279,362	195,667

Costs and expenses:
Cost of sales	123,415	97,370	60,847
Selling, general and administrative	148,383	88,953	73,802
Research and development	100,117	70,891	62,625
Acquired in-process research and development	—	156,900	83,117
Restructuring	2,107	—	—

	374,022	414,114	280,391

Loss from operations	(31,234)	(134,752)	(84,724)
Interest income	5,378	6,095	5,330
Interest expense	(7,685)	(7,264)	(5,989)
Other income	213	1,148	—
Impairment of investment	(9,880)	—	—

Loss before minority interest and income taxes	(43,208)	(134,773)	(85,383)
Minority interest	3,881	2,786	—

Loss before income taxes	(39,327)	(131,987)	(85,383)
Income tax expense	(834)	(423)	(340)

Net loss	$(40,161)	$(132,410)	$(85,723)

Net loss per common share:
Basic	$(0.51)	$(1.81)	$(1.23)
Diluted	$(0.51)	$(1.81)	$(1.23)
Weighted average number of common shares outstanding:
Basic	78,410	73,123	69,897
Diluted	78,410	73,123	69,897

See accompanying Notes to Consolidated Financial Statements.

MGI PHARMA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2006	2005	2004
Cash flows from operating activities:
Net loss	$(40,161)	$(132,410)	$(85,723)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Acquired in-process research and development	—	156,900	83,117
Impairment of investment	9,880	—	—
Depreciation and intangible amortization	11,527	4,959	2,787
Benefit plan contribution	1,088	2,400	1,400
Employee stock compensation expense	10,318	4,272	1,174
Excess tax benefits from stock-based compensation	(298)	—	—
Minority interest related to SNDC	(3,881)	(2,786)	—
Amortization of non-cash financing charges	1,234	1,162	1,081
Loss on sale of Aggrastat	546	—	—
Other	611	99	185
Changes in operating assets and liabilities (net of acquisitions):
Receivables	19,912	20,234	(115,091)
Inventories	9,231	(34,019)	(971)
Other assets	(10,681)	1,674	610
Accounts payable and accrued expenses	22,065	(8,397)	30,823
Deferred revenue	16,853	284	113
Other liabilities	(70)	(244)	(51)
SNDC working capital	(1,017)	104	—

Net cash provided by (used in) operating activities	47,157	14,232	(80,546)

Cash flows from investing activities:
Purchase of available for sale investments	(995,687)	(1,726,404)	(3,378,885)
Maturity of available for sale investments	889,688	1,862,767	3,322,390
Maturity of investments held by SNDC	14,533	2,682	—
Distribution of SNDC funds to SNDC investors	(9,635)	—	—
Purchase of held-to-maturity investments	—	(38,602)	—
Maturity of held-to-maturity investments	37,347	95,002	—
Acquisition of businesses, net of cash acquired	—	(179,097)	(86,182)
Purchase of available for sale equity securities	—	—	(24,400)
Dacogen license agreement milestone payments	(20,000)	—	—
Net proceeds from the sale of Aggrastat	17,213	—	—
Purchase of equipment, furniture and leasehold improvements	(6,856)	(2,636)	(1,065)
Other	1,951	(14)	—

Net cash (used in) provided by investing activities	(71,446)	13,698	(168,142)

Cash flows from financing activities:
Maturity of restricted marketable securities held by trustee for debt service	5,724	5,670	2,730
Proceeds of debt offering	—	—	260,172
Issuance costs of debt offering	—	—	(8,136)
Issuance costs of revolving credit facility	(863)	—	—
Issuance of shares under stock plans	10,591	7,827	11,760
Excess tax benefits from stock-based compensation	298	—	—
Issuance of shares through stock purchase warrant exercise	—	—	3,850
Purchase of restricted marketable securities held by trustee for debt service	—	—	(17,081)
Payments on long-term debt	(1,573)	(389)	—

Net cash provided by financing activities	14,177	13,108	253,295

(Decrease) increase in cash and cash equivalents	(10,112)	41,038	4,607
Cash and cash equivalents at beginning of year	51,136	10,098	5,491

Cash and cash equivalents at end of year	$41,024	$51,136	$10,098

Supplemental disclosure of cash flow information:
Cash paid for interest	$6,048	$6,102	$3,010
Net cash refunded on income tax payments	388	777	—
Non-cash investing and financing activities
Issuance of shares for acquisition of Guilford	—	122,246	—

See accompanying Notes to Consolidated Financial Statements.

MGI PHARMA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)

					Accumulated
			Additional		Other		Total
		Common	Paid-in	Unearned	Comprehensive	Accumulated	Stockholders’
	Shares	Stock	Capital	Compensation	Income (Loss)	Deficit	Equity

Balance at December 31, 2003	63,394	$634	$377,348	$(24)	$—	$(221,348)	$156,610
Conversion of debt	5,142	51	19,700	—	—	—	19,751
Exercise of stock purchase warrants	800	8	3,842				3,850
Stock compensation plans, including income tax benefit of $340	1,579	16	14,867	(3,192)	—	—	11,691
Employee benefit plan contributions	126	1	2,902	—	—	—	2,903
Components of comprehensive loss:
Net loss	—	—	—	—	—	(85,723)	(85,723)
Unrealized gain on available for sale investments	—	—	—	—	5,428	—	5,428

Total comprehensive loss	—	—	—	—	5,428	(85,723)	(80,295)

Balance at December 31, 2004	71,041	710	418,659	(3,216)	5,428	(307,071)	114,510
Stock compensation plans, including income tax benefit of $268	1,087	11	13,258	(2,797)	—	—	10,472
Employee benefit plan contributions	173	2	3,731	—	—	—	3,733
Issuance of shares for Guilford acquisition	5,283	53	122,193	—	—	—	122,246
Components of comprehensive loss:
Net loss	—	—	—	—	—	(132,410)	(132,410)
Unrealized loss on available for sale investments	—	—	—	—	(9,526)	—	(9,526)

Total comprehensive loss	—	—	—	—	(9,526)	(132,410)	(141,936)

Balance as December 31, 2005	77,584	776	557,841	(6,013)	(4,098)	(439,481)	109,025
Implementation of FAS 123R	—	—	(6,013)	6,013	—	—	—
Employee benefit plan contributions	271	3	4,504	—	—	—	4,507
Stock compensation plans, including income tax benefit of $298	1,340	13	19,535	—	—	—	19,548
Components of comprehensive loss:
Net loss	—	—	—	—	—	(40,161)	(40,161)
Unrealized gain on available for sale investments					4,072		4,072
Recognition of other-than-temporary impairment on available for sale investments	—	—	—	—	9,880	—	9,880

Foreign currency translation adjustment					3		3
Total comprehensive loss	—	—	—	—	13,955	(40,161)	(26,206)

Balance as December 31, 2006	79,195	$792	$575,867	$—	$9,857	$(479,642)	$106,874

See accompanying Notes to Consolidated Financial Statements.

MGI PHARMA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Summary of Significant Accounting Policies

Description:  MGI PHARMA, INC. (including its subsidiaries, “MGI,” “MGI PHARMA,” “we,” “our,” or the “Company”) is a biopharmaceutical company focused in oncology and acute care that acquires, researches, develops and commercializes proprietary pharmaceutical products that address the unmet needs of patients. It is our goal to become a leading biopharmaceutical company through application of our core competencies of product research, acquisition, development and commercialization, which we apply toward our portfolio of oncology and acute care products and product candidates. We acquire intellectual property or product rights from others after they have completed the basic research to discover the compounds that will become our product candidates or marketable products. This allows us to concentrate our skills on focused research, product development and commercialization. We have facilities in Bloomington, Minnesota; Lexington, Massachusetts; and Baltimore, Maryland.

Principles of Consolidation:  The consolidated financial statements include the accounts of MGI PHARMA and its wholly owned subsidiaries. All material intercompany transactions have been eliminated in consolidation. On September 3, 2004, September 28, 2004, and October 3, 2005, we completed our acquisitions of Zycos, Inc. (“Zycos”), Aesgen, Inc. (“Aesgen”), and Guilford Pharmaceuticals Inc. (“Guilford” or “MGI GP”), respectively (see Note 6). Commencing September 3, 2004 and September 28, 2004, we have included in our results of operations for the years ended December 31, 2006, 2005, and 2004 the results of Zycos and Aesgen. Commencing October 3, 2005, we have included in our results of operations for the years ended December 31, 2006 and 2005 the results of Guilford.

During the period subsequent to the acquisition of Guilford but prior to effective termination of a purchase option agreement to acquire Symphony Neuro Development Company (“SNDC”), in accordance with Financial Accounting Standards Board (“FASB”) Interpretation No. 46R Consolidation of Variable Interest Entities (“FIN 46R”), which addresses how a business enterprise should evaluate whether it has a controlling financial interest in an entity through means other than voting rights, and accordingly should consolidate the entity, we were deemed to be the primary beneficiary of SNDC Holdings LLC, a variable interest entity, under FIN 46R and therefore, we reported the financial results of SNDC Holdings LLC within our consolidated financial statements. In the second quarter of 2006, we ceased to be the primary beneficiary of SNDC Holdings LLC and therefore, we no longer consolidated SNDC’s balance sheet with ours and for all periods subsequent, we have not consolidated its financial results with ours. However, the year ended December 31, 2006, reflects the financial results of SNDC during the period of required consolidation.

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

Cash and Cash Equivalents:  We consider highly liquid marketable securities with maturities of ninety days or less at the time of purchase to be cash equivalents.

Marketable Investments:  Short-term marketable investments consist of highly liquid marketable debt securities with remaining maturities of one year or less at the balance sheet date. Long-term marketable investments are publicly traded equity securities.

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

MGI PHARMA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Publicly traded, equity securities are classified as available-for-sale marketable securities and are accounted for at market prices, with the unrealized gains or losses included in “Accumulated other comprehensive income (loss)” as a separate component of stockholders’ equity.

We classify our investment in auction-rate securities as short-term marketable investments. These investments totaled $121.7 million and $15.7 million at December 31, 2006 and 2005, respectively.

In September 2004, we acquired four million shares of SuperGen, Inc. (“SuperGen”) as part of a transaction that included obtaining the worldwide licensing rights for Dacogen for Injection (“Dacogen”). The investment is accounted for as long-term available for sale marketable securities. As such, unrealized gains and losses have been reported in accumulated other comprehensive income (loss). As of June 30, 2006, the fair value of MGI’s investment in SuperGen was $14.5 million and had been below our cost basis of $24.4 million for over six months. As a result, we determined that an other-than-temporary impairment had occurred and in accordance with Statement of Financial Accounting Standards (“SFAS”) 115 “Accounting for Certain Investments in Debt and Equity Securities”, we recorded an other-than-temporary impairment charge of $9.9 million in the second quarter of 2006 which reduced our cost basis to $14.5 million.

Fair Value of Other Financial Instruments:  Other financial instruments, including accounts receivable, accounts payable and accrued liabilities, are carried at cost, which we believe approximates fair value because of the short-term maturity of these instruments. The fair value of our convertible subordinated debt was $233.0 million at December 31, 2006, which we determined using available market information.

Convertible Debt:  Convertible debt is stated at face value less unamortized discount (see Note 10).

Concentration of Credit Risk:  Financial instruments that may subject us to significant concentrations of credit risk consist primarily of short-term and long-term marketable investments and trade receivables.

Cash in excess of near-term operating needs is invested in accordance with our investment policy. This policy emphasizes principal preservation, so it requires strong issuer credit ratings and limits the amount of credit exposure from any one issuer or industry.

We grant credit primarily to pharmaceutical wholesale distributors throughout the United States in the normal course of business. As of December 31, 2006, we had three customers, Oncology Supply, Oncology Theraputics Network, and US Oncology Specialty, who individually accounted for more than 10 percent of our net accounts receivable balance. Each of these customers accounted for approximately 45%, 15% and 14% of net accounts receivable, respectively. As of December 31, 2005, we had three customers, Oncology Supply, McKesson Drug OTN, and US Oncology Specialty, who individually accounted for more than 10 percent of our net accounts receivable balance. Each of these customers accounted for approximately 51%, 17% and 15% of net accounts receivable, respectively.

We had two customers, Oncology Supply and Oncology Theraputic Network who individually accounted for more than 10 percent of our product sales in 2006. In total, these two customers accounted for 66 percent of 2006 product sales. We had three customers, Oncology Supply, McKesson Drug OTN, and US Oncology Specialty, who individually accounted for more than 10 percent of our product sales in 2005. In total, these three customers accounted for 74 percent of 2005 product sales. We had three customers, Oncology Supply, McKesson Drug OTN, and Cardinal Health, who individually accounted for more than 10 percent of our product sales in 2004. In total, these three customers accounted for 69 percent of 2004 product sales. Customer credit-worthiness is routinely monitored and collateral is not normally required.

Concentration of Supply Risk:  We depend on three separate single suppliers to provide each of the following commercialized products, Aloxi injection (“Aloxi”), Dacogen (decitabine) for Injection (“Dacogen”), and Salagen (pilocarpine hydrochloride) Tablets (“Salagen”). These commercialized products accounted for 74 percent, 11 percent and 2 percent of our product sales for 2006, respectively. If these suppliers are unable to meet our demand, we may be unable to provide Aloxi, Dacogen, and Salagen for commercial sale.

MGI PHARMA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Inventories:  Inventories are stated at the lower of cost or market, with costs approximating the first-in, first-out method. When the inventory carrying value exceeds the market estimated value (market value is defined as the lower of replacement cost or estimated net realizable value, based upon management’s estimates about future demand and market conditions), reserves are recorded for the difference between the cost and the estimated market value. Inventories consist of finished goods, work-in-process, raw materials and inventory consigned to others.

Property and Equipment:  Property and equipment are stated at cost and depreciated over the estimated useful lives of the respective assets on a straight-line basis. Estimated useful lives of equipment and furniture range from three to ten years. Leasehold improvements are amortized over the shorter of the lease term or the useful life of the improvements.

Other Assets:  Our current and long-term other assets primarily include vendor receivables and deferred costs from licensing arrangements. We classify advance payments made in excess of amounts recognized as deferred costs until recognizable.

Acquired Product Rights:  The cost of acquiring the distribution and marketing rights of products that are approved for commercial use are capitalized and are being amortized ratably over the estimated life of the products. At the time of acquisition, the product life is estimated based upon the term of the license agreement, patent life or market exclusivity of the product and our assessment of future sales and profitability of the product. We assess this estimate regularly during the amortization period and adjust the asset value or useful life when appropriate. Payments for the acquisition of products that, at the time of the acquisition, are under development or are not approved by the FDA for marketing, have not reached technical feasibility and have no foreseeable alternative future uses, are expensed as research and development or acquired in-process research and development.

Acquired product rights totaled $94.4 million and $82.0 million at December 31, 2006 and 2005, respectively. Accumulated amortization of these product rights was $16.2 million and $8.7 million at December 31, 2006 and 2005, respectively.

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

Goodwill is potentially impaired when the carrying amount of our goodwill exceeds its implied fair value, as determined under a two-step approach. The first step is to determine the estimated fair value of MGI PHARMA. If the recorded net assets are less than our estimated fair value, then no impairment is indicated. Alternatively, if the recorded net assets exceed our estimated fair value, then goodwill is potentially impaired and a second step is performed. In the second step, the implied fair value of the goodwill is determined by deducting the estimated fair value of all tangible and identifiable intangible net assets from our estimated fair value. If the recorded amount of goodwill exceeds this implied fair value, an impairment charge is recorded for the excess.

The changes in the carrying amount of goodwill for the year ended December 31, 2006 are as follows:

(In thousands)

Balance at January 1, 2005	$—
Acquisition of Guilford	70,203

Balance at December 31, 2005	70,203
Valuation adjustment due to final Guilford purchase price allocation	(2,461)
Valuation of Aggrastat Injection intangible asset (see Note 6)	(14,149)

Balance at December 31, 2006	$53,593

MGI PHARMA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Product Sales Revenue Recognition:  We recognize product sales revenue when substantially all of the risks and rewards of ownership have transferred to our customer. Depending upon the specific terms of a sale, revenue is recognized upon delivery of products to customers, upon fulfillment of acceptance terms, if any, and when no significant contractual obligations remain. Net sales reflect reduction of gross sales at the time of initial sales recognition for estimated wholesaler chargebacks (as more fully described below), allowances for product returns, discounts, administrative fees and other rebates. Accrued balances for chargebacks, product returns, discounts, administrative fees and other rebates were $46.5 million and $50.6 million as of December 31, 2006 and 2005, respectively. Accrued balances for chargebacks and discounts reduce “Receivables” and accrued balances for product returns, administrative fees and rebates increase “Accrued expenses.”

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

In conjunction with recognizing a sale to a wholesaler, “Product sales” revenues and “Receivables” take into account the sale of the product at the wholesale acquisition cost and an accrual to reflect the difference between the wholesale acquisition cost and the estimated average end-user contract price. This accrual is calculated on a product specific basis by applying the anticipated, weighted-average end user contract price to the estimated number of outstanding units sold to wholesalers that will ultimately be sold under end-user contracts. When the wholesaler sells the product to the end user at the agreed upon end-user contract price, the wholesaler charges us (“chargeback”) for the difference between the wholesale acquisition price and the end-user contract price and that chargeback is offset against our initial accrual balance.

Wholesalers and group purchasing organizations may also receive rebates from us based on unit volume activity or market share achievement. In addition, we may provide rebates to the end user, and when applicable to state Medicaid programs. In conjunction with recognizing a sale to a wholesaler, sales revenues are reduced and accrued expenses are increased by our estimates of the administrative fees and rebates that will be owed.

Licensing Revenue Recognition:  We recognize revenue from licensing arrangements. Licensing revenue recognition requires management to determine the effective terms of agreements, identify deliverables, and points at which performance is met for each deliverable so that the revenue earnings process is complete. We divide our revenue arrangements with multiple elements into separate units of accounting if specified criteria are met, including whether the delivered element has stand-alone value to the customer and whether there is objective and reliable evidence of the fair value of the undelivered items. We allocate the consideration we receive among the separate units based on their respective fair values or, if fair value of the delivered element is unavailable, the residual value method, and we apply the applicable revenue recognition criteria to each of the separate units. We classify advance payments received in excess of amounts earned as deferred revenue until earned. If specified criteria are not met, all revenue will be recognized as one unit of accounting ratably over the remaining contract life or the life of the remaining undelivered items if appropriate, in accordance with Emerging Issues Task Force (“EITF”) 00-21: Revenue Arrangements with Multiple Deliverables.

Our policy for licensing arrangements requires up-front, time-based, and performance-based licensing payments received that are related to future performance to be deferred and recorded as revenues as they are earned over specified future performance periods as determined by the facts and circumstances of each contract which will not exceed the contract term. We recognized $0.9 million, $0.7 million, and $0.2 million of deferred revenue in 2006, 2005, and 2004, respectively. At December 31, 2006, we have a current deferred revenue balance of $3.1 million and a non-current balance of $16.6 million. Further, in licensing revenues we recognize royalties on product sales and fees for support services provided to strategic collaborators when the related sales or provision of services occur.

MGI PHARMA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Shipping and Handling Costs:  Shipping and handling costs, which include transportation to customers, transportation to distribution points and warehouse and handling costs, are classified as “Cost of sales.” We typically do not charge U.S. customers for shipping and handling costs.

Advertising and Promotion Costs:  Costs of advertising and promotion are expensed as incurred and were $31.3 million, $17.5 million and $12.3 million in 2006, 2005 and 2004, respectively. We do not defer any costs related to direct-response advertising.

Income Taxes:  We utilize the asset and liability method of accounting for income taxes. We recognize deferred tax assets or liabilities for the expected future tax consequences of temporary differences between the book and tax bases of assets and liabilities. We assess the likelihood that our deferred tax assets will be recovered from future taxable income. The analysis to determine the amount of the valuation allowance is highly judgmental and requires weighing positive and negative evidence including historical and projected future taxable income and ongoing tax planning strategies. Based upon management’s assessment of all available evidence as of December 31, 2006, we determined that it is more likely than not that none of our deferred tax assets will be realized. Therefore, at December 31, 2006, a full valuation allowance of $285.7 million has been provided against the net deferred tax asset.

If we determine that it has become more likely than not that part or all of our deferred tax assets will be realized, we will be required to partially or fully reduce the valuation allowance. If we reduce the valuation allowance, any benefits realized from the use of the Net Operating Losses (“NOLs”) of $88.5 million and credits of $3.6 million acquired in the Guilford, Zycos and Aesgen acquisitions will first reduce to zero the intangible assets related to these acquisitions and then reduce tax expense.

As of December 31, 2006, $31.6 million of the total valuation allowance was attributable to deferred tax assets relating to employee stock-based compensation tax deductions included in our net operating losses. That amount will be recorded as an increase to additional paid-in capital if it is determined in the future that the valuation allowance relating to those items is no longer required.

The recognition of the benefits from the reduction in the valuation allowance for deferred tax assets in interim and annual periods may result in significant fluctuations in the provision for taxes for financial reporting purposes in future interim or annual periods.

Stock-Based Compensation:  On January 1, 2006, we adopted the fair value recognition provisions of SFAS No. 123 (Revised 2004), “Share-Based Payment” (“SFAS No. 123R”) using the modified prospective method to record compensation expense for all employee and director stock-based compensation plans. Options are priced based on the closing price of a share of our common stock at the date of grant. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model based on the selected inputs. We use a blended historical volatility and implied volatility inherent in the value of exchange traded options on our common stock to estimate expected volatility. The expected life of the options is estimated based on four criteria which stratify the option holders into several categories. These stratifications are based on the results of a statistical regression analysis of historical employee exercise behavior. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for the estimated life of the option. The fair value of restricted stock awards and restricted stock units is the difference between the amount payable upon vesting and the quoted market value of unrestricted shares of common stock on the date of grant. Any resulting compensation expense is recognized ratably over the vesting period, or over the period that the restrictions lapse.

We record expense for all stock options granted to non-employees who are not directors in an amount equal to their estimated fair value at the earlier of the performance commitment date or the date at which performance is complete, determined using the Black-Scholes option pricing model. The expense is recognized ratably over the vesting period.

MGI PHARMA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

On July 26, 2005, pursuant to and in accordance with the recommendation of the Compensation Committee (the “Committee”), the MGI PHARMA Board of Directors approved full acceleration of the vesting of each otherwise unvested stock option that had an exercise price of $26.21 or greater granted under our Amended and Restated 1997 Stock Incentive Plan (the “1997 Plan”) or Amended and Restated 1999 Non Employee Director Stock Option Plan (the “1999 Plan”) that was held by an employee, officer or non-employee director of MGI PHARMA. Options to purchase approximately 2.7 million shares of our Common Stock (“Common Shares”), including approximately 842,500 options held by officers at or above the level of Vice President (including executive officers) and approximately 157,500 options held by non-employee directors, were subject to this acceleration which was effective as of July 26, 2005.

On November 8, 2005, pursuant to and in accordance with the recommendation of the Committee, the Board of Directors approved full acceleration of the vesting of each otherwise unvested stock option that had an exercise price of $19.32 or greater granted under the 1997 Plan, the 1999 Plan, or the Guilford Pharmaceuticals Inc. 2002 Stock Award and Incentive Plan (the “2002 Plan”) that were held by employees, officers and non-employee directors. Options to purchase approximately 1.3 million shares of Common Stock, including approximately 243,250 options held by officers at or above the level of Vice President (including executive officers) and approximately 112,500 options held by non-employee directors, were subject to this acceleration which was effective as of November 8, 2005.

The Committee also required that as a condition to each acceleration, each officer at or above the level of Vice President (including the executive officers) and each non-employee director agree to refrain from selling Common Stock acquired upon the exercise of accelerated options (other than shares needed to cover the exercise price and satisfy withholding taxes) until the date on which the exercise would have been permitted under the option’s pre-acceleration vesting terms or, if earlier, the officer’s or director’s last day of employment or upon a “change in control” as defined in any Termination Agreement between the individual and us.

The decision to accelerate vesting of these underwater options was made primarily to minimize certain future compensation expense that we would otherwise recognize in our consolidated statements of operations with respect to these options pursuant to SFAS No. 123R, which became effective as to MGI PHARMA for reporting periods beginning after December 31, 2005. We estimate that the aggregate future expense that was eliminated as a result of the acceleration of the vesting of these options was approximately $51.1 million.

Research and Development:  Research and development expenses include salaries, contractor and consultant fees, external clinical trial expenses performed by contract research organizations (“CROs”), collaborators, in-licensing fees prior to FDA approval, and facility and administrative expense allocations. Alternatively, our research and development expenses can be described as including research, pharmaceutical manufacturing development and clinical development costs. Research costs typically consist of applied and basic research and preclinical and toxicology work. Pharmaceutical manufacturing development costs consist of product formulation, chemical analysis and the transfer and scale-up of manufacturing at our contract manufacturers. Clinical development costs include the costs of Phase 1, 2 and 3 clinical trials. These costs, along with the manufacturing scale-up costs, are a significant component of research and development expenses. We fund research and development at research institutions under agreements that are generally cancelable at our option.

Estimates related to our accounting for outsourced preclinical and clinical trial expenses are based on contracts with CROs that generally require payments based upon patient enrollment and trial progress. We analyze the progress of clinical trials, including the stage of patient enrollment, invoices received and contracted costs when evaluating the adequacy of accrued expenses. We periodically audit the CROs’ data and cut-off procedures.

Amortization:  The intangible asset life is estimated based upon the facts and circumstances of each agreement, patent life of the product, or other regulatory protection. We assess this estimate regularly during the amortization period and adjust the asset value or useful life when appropriate.

MGI PHARMA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In May 2006, we received FDA marketing approval for Dacogen and subsequently initiated the commercial launch of the product. Under the terms of our License Agreement with SuperGen, we were required to make a payment of $20 million to SuperGen upon the first commercial sale of Dacogen, which we paid in the second quarter of 2006. The intangible asset related to this payment is being amortized on a straight-line basis over a seven-year period ending May 2013.

As a result of the Guilford acquisition, we had recorded an intangible asset related to Aggrastat Injection (“Aggrastat”) in 2005. On August 8, 2006, we entered into an agreement to sell our product rights for Aggrastat to Medicure Inc. (“Medicure”).

The gross carrying value, accumulated amortization, and net carrying value of intangible assets at December 31, 2006 consists of the following:

	Gross			Estimated
	Carrying	Accumulated	Net Carrying	Useful Life
	Amount	Amortization	Amount	(in years)

Hexalen product rights	$7,092	$(7,092)	$—	—
Helsinn CINV license agreement	2,229	(575)	1,654	12
Zycos workforce	313	(182)	131	4
Calcitriol and pamidronate product rights	3,600	(1,620)	1,980	5
Dacogen license agreement	20,000	(1,751)	18,249	7
Gliadel Distribution	800	(67)	733	15
Gliadel Wafer	61,500	(5,125)	56,375	15

Total	$95,534	$(16,412)	$79,122

Amortization for the year ended December 31:	2006	2005	2004
(In thousands)

Amortization expense	$9,156	$3,540	$1,573

Estimated amortization expense for the year ending December 31,:

(In thousands)

2007	$7,992
2008	7,967
2009	7,734
2010	7,194
2011	7,194

MGI PHARMA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Comprehensive Income (Loss):  Components of other comprehensive income (loss), including unrealized gains and losses on available-for-sale securities and foreign currency translation adjustment, are to be included in total comprehensive income (loss). Other comprehensive income (loss) has no impact on our net loss but is reflected in our balance sheet through an adjustment to “Stockholders’ equity.” The components of comprehensive income (loss) are as follows:

	Year Ended December 31,
(In thousands)	2006	2005	2004

Net loss, as reported	$(40,161)	$(132,410)	$(85,723)
Unrealized gain (loss) from securities classified as available for sale	4,072	(9,526)	5,428
Recognition of other-than-temporary impairment from securities classified as available for sale	9,880	—	—
Foreign currency translation adjustment	3	—	—

Total comprehensive loss	$(26,206)	$(141,936)	$(80,295)

Loss Per Common Share:  We compute basic net loss per share by dividing the net loss for the period by the weighted average number of common shares outstanding during the period. We compute diluted net loss per share by dividing the net loss for the period by the weighted average number of common and common equivalent shares outstanding during the period. We exclude potentially dilutive securities, composed of incremental common shares issuable under outstanding awards and common shares issuable on conversion of our convertible notes, from diluted net loss per share because of their anti-dilutive effect. Diluted loss per share for the years ended December 31, 2006, 2005 and 2004 excludes the following potentially dilutive securities as their inclusion would be anti-dilutive:

	Year Ended December 31,
(In thousands)	2006	2005	2004

Shares issuable under outstanding awards	11,091	10,615	9,429
Shares issuable upon conversion of convertible debt and warrants	8,296	8,296	8,270

Loss per common share for the years ended December 31, 2006, 2005 and 2004 is based on weighted average shares outstanding as summarized in the following table:

	Year Ended December 31,
(In thousands)	2006	2005	2004

Weighted-average shares — basic	78,410	73,123	69,897
Effect of dilutive stock options	—	—	—
Effect of convertible debt and warrants	—	—	—

Weighted-average shares — assuming dilution	78,410	73,123	69,897

The Company estimates it would need to record annual net income of approximately $69.2 million, or quarterly net income of approximately $17.3 million, in order for the inclusion of the convertible debt to be dilutive to earnings per share.

Reclassification:  Certain prior year amounts have been reclassified to conform to current year presentation.

New Accounting Pronouncements:  In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections,” which replaces Accounting Principles Board (“APB”) Opinion No. 20, “Accounting Changes,” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements.” This Statement changes the requirements for the accounting for and reporting of a change in accounting principle, and applies to all voluntary changes in accounting principles, as well as changes required by an accounting pronouncement in the unusual instance it does not include specific transition provisions. Specifically, this Statement requires retrospective

MGI PHARMA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

application to prior periods’ financial statements, unless it is impracticable to determine the period-specific effects or the cumulative effect of the change. When it is impracticable to determine the effects of the change, the new accounting principle must be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable and a corresponding adjustment must be made to the opening balance of retained earnings for that period rather than being reported in an income statement. When it is impracticable to determine the cumulative effect of the change, the new principle must be applied as if it were adopted prospectively from the earliest date practicable. This Statement is effective for us for all accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. This Statement does not change the transition provisions of any existing pronouncements and the adoption of this pronouncement has not had a significant impact on our consolidated financial statements.

In November 2005, the FASB issued FASB Staff Position (“FSP”) Nos. FAS 115-1 and FAS 124-1, “The Meaning of Other-Than- Temporary Impairment and Its Application to Certain Investments,” (FSP 115-1 and 124-1), which address the determination as to when an investment is considered impaired, whether that impairment is other than temporary and the measurement of an impairment loss. FSP 115-1 and 124-1 also include accounting considerations subsequent to the recognition of an other-than-temporary impairment and require certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. These FSPs were effective for us beginning January 1, 2006. We have evaluated the impact these positions have on our evaluation of our long-term available for sale marketable securities and have determined that the application of these positions did not materially change our recognition and disclosures.

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109.” This interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. It also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. This Interpretation is effective for us beginning in fiscal year 2007. We are currently evaluating the potential impact of this statement on our consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” which is effective for fiscal years beginning after November 15, 2007 and for interim periods within those years. This statement defines fair value, establishes a framework for measuring fair value and expands the related disclosure requirements. We are currently evaluating the potential impact of this statement on our consolidated financial statements.

In September 2006, the Staff of the SEC issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB No. 108”). SAB No. 108 provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of determining whether the current year’s financial statements are materially misstated. SAB No. 108 is effective for fiscal years ending after November 15, 2006. This bulletin did not have a material impact on our consolidated financial statements.

MGI PHARMA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2.	Marketable Investments

Marketable investments consist of held-to-maturity and available-for-sale debt investments that are reported at amortized cost, which approximates fair market value, and available-for-sale, publicly traded, equity securities that are reported at fair value. Unrealized gains or losses from the available-for-sale, marketable securities are included in “Accumulated other comprehensive income (loss),” as a separate component of “Stockholders’ equity.” Short-term marketable investments at December 31, 2006 and 2005 are summarized in the following table:

(In thousands)	2006	2005

Corporate notes (classified as held-to-maturity)	$—	$4,000
Auction rate securities (classified as available-for-sale)	121,719	15,720
Government agencies (classified as held-to-maturity)	—	33,347

	$121,719	$53,067

“Long-term marketable investments” at December 31, 2006 and 2005 are summarized in the following table:

(In thousands)	2006	2005

Equity securities (classified as available-for-sale)	$28,024	$23,952

Restricted marketable investments of $3.0 million and $8.7 million at December 31, 2006 and 2005, respectively, consist of United States government agency investments and relate to the issuance of convertible debt in March 2004.

In September 2004, we acquired four million shares of SuperGen, Inc. (“SuperGen”) as part of a transaction that included obtaining the worldwide licensing rights for Dacogen. The investment is accounted for as long-term available for sale marketable securities. As such, unrealized gains and losses have been reported in accumulated other comprehensive income (loss). As of June 30, 2006, the fair value of MGI’s investment in SuperGen was $14.5 million and had been below our cost basis of $24.4 million for over six months. As a result, we determined that an other-than-temporary impairment had occurred and in accordance with SFAS 115 “Accounting for Certain Investments in Debt and Equity Securities”, we recorded an other-than-temporary impairment charge of $9.9 million in the second quarter of 2006, which reduced our cost basis to $14.5 million. As of December 31, 2006, the fair value of our SuperGen investment was $20.3 million.

In addition to our investment in SuperGen, we also own 2,181,398 shares of MethylGene. MethylGene completed its initial public offering and began trading publicly on the Toronto Stock Exchange on June 29, 2004. MGI’s carrying value of the MethylGene investment prior to MethylGene’s initial public offering was $3.6 million. As of December 31, 2006, the fair value of our MethylGene investment was $7.7 million.

The unrealized gains (losses) for available for sale equity securities reported in Accumulated other comprehensive income (loss) as of December 31, 2006 and 2005 are summarized as follows:

2006
		Gross	Gross
		Unrealized	Unrealized	Fair
(In thousands)	Cost	Gains	Losses	Value

Equity Securities (classified as available for sale)	$18,166	$9,858	$—	$28,024

2005
		Gross	Gross
		Unrealized	Unrealized	Fair
(In thousands)	Cost	Gains	Losses	Value

Equity Securities (classified as available for sale)	$28,046	$106	$(4,200)	$23,952

MGI PHARMA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.	Inventories

Inventories at December 31, 2006 and 2005 are summarized as follows:

(In thousands)	2006	2005

Raw materials and supplies	$705	$472
Work in process	885	1,274
Finished products	38,484	47,450
Inventories consigned to others	219	196

	$40,293	$49,392

4.	Accrued Expenses

Accrued expenses at December 31, 2006 and 2005 are summarized as follows:

(In thousands)	2006	2005

Employee compensation	$17,346	$14,193
Product rebate, administrative, and other fees	16,590	11,886
Product development	11,412	9,152
License fees	8,619	5,847
Other	22,250	12,972

Total	$76,217	$54,050

5.	Commitments and Contingencies

Litigation

We are party to various claims, investigations and legal proceedings arising in the ordinary course of business. These claims, investigations and legal proceedings relate to intellectual property rights, contractual rights and obligations, employee matters, claims of product liability and other issues. While there is no assurance that an adverse determination of any of such matters could not have a material adverse impact in any future period, management does not believe, based upon information known to it, that the final resolution of any of these matters will have a material adverse effect upon our consolidated financial position, results of operations, or cash flows.

Leases

We lease administrative and laboratory facilities under non-cancelable operating lease agreements in Bloomington, Minnesota; Lexington, Massachusetts; and Baltimore, Maryland. These leases contain renewal options and require us to pay operating costs, including property taxes, insurance and maintenance. Rent expense was $5.8 million, $3.3 million and $1.7 million in 2006, 2005 and 2004, respectively.

MGI PHARMA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Gross future minimum lease payments under non-cancelable operating leases, including both the current and former office facilities, are as follows:

(In thousands)

2007	$5,504
2008	4,705
2009	4,199
2010	3,721
2011	3,254
Thereafter	29,661

Subtotal	51,044
Less: expected receipts on sublease	(50)

Total operating lease obligations	$50,994

6.	Acquisitions

2005

On October 3, 2005, Granite Acquisition, Inc., a Delaware corporation and wholly owned subsidiary of MGI, merged with and into Guilford Pharmaceuticals Inc., a Delaware corporation now known as MGI GP, Inc. (“Guilford” or “MGI GP”), with Guilford surviving as a wholly owned subsidiary of MGI (the “Guilford Merger”). Upon closing of the Guilford Merger, all shares of Guilford common stock were exchanged for the right to receive an aggregate of approximately 5.3 million shares of our common stock plus approximately $53.9 million in cash, which represented $3.75 per Guilford share of common stock, based on the average closing price of our common stock over a five trading day period ended on September 27, 2005, or total consideration of $176.1 million to Gulford shareholders. The transaction has been accounted for as a purchase business combination. Commencing October 3, 2005, the results of Guilford’s operations have been included in our consolidated financial statements.

In connection with the Guilford merger, we extinguished Guilford’s revenue interest assignment agreement with Paul Royalty Fund, L.P. and Paul Royalty Fund, II, L.P. (collectively, “PRF”) for $59.9 million.

The Guilford Merger triggered an obligation for us to make an offer to repurchase all of Guilford’s 5% Convertible Subordinated Notes due July 1, 2008 (the “Guilford Notes”) in accordance with the terms of the related indenture at a repurchase price in cash equal to 100% of the principal amount of the Notes, plus accrued and unpaid interest and liquidated damages, if any, up to but excluding the payment date. Each $1,000 principal amount of the Notes was convertible, at the option of the holder, into (i) 17.6772 shares of our common stock, and (ii) $180.28 in cash through November 28, 2005. At the expiration of the offer to repurchase, we had repurchased $69.2 million of the Guilford Notes. The remaining $1.5 million of the Guilford Notes were accounted for as debt assumed on the date of acquisition. (See Note 10).

Purchase Price:  The purchase price was as follows:

(In thousands)

Purchase of Guilford — cash consideration	$53,888
Purchase of Guilford — equity consideration	122,246
Extinguishment of Guilford’s revenue interest obligation agreement with PRF	59,891
Repurchase of Guilford’s convertible debt	69,249
Transaction costs and fees	15,569

Purchase price	$320,843

MGI PHARMA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Subsequent to the preliminary allocation of the purchase price, information became available that has assisted us in determining the fair value of the acquired identifiable intangible asset for Aggrastat injection (“Aggrastat”), the liability assumed under a non-cancelable Manufacturing and Supply Agreement with Baxter Healthcare Corporation (“Baxter”), other miscellaneous liabilities and receivables, and inventory. The following table summarizes the final purchase price allocation to estimated fair values of the assets acquired and liabilities assumed as of the acquisition date:

(In thousands)

Cash and cash equivalents	$19,500
Short-term marketable investments	2,978
Restricted marketable investments	15,930
Investments held by SNDC	21,262
Receivables, net	4,328
Inventories	7,957
Other current assets	1,395
Goodwill	53,593
In-process research and development	156,900
Acquired identifiable intangible assets	83,199
Equipment, furniture, and leasehold improvements, net	1,768
Other assets	2,810
Accounts payable	(7,072)
Accrued expenses	(15,548)
Long-term debt	(3,757)
Other liabilities	(6,366)
Minority interest	(18,034)

Total purchase price	$320,843

The acquired in-process research and development (“IPR&D”) included: $156.5 million for product candidate compounds under development that have not yet achieved regulatory approval for marketing and have no alternative future use, and $0.4 million for the exclusive option to purchase SNDC. In the second quarter of 2006, we effectively terminated the purchse option agreement with SNDC. The $156.9 million allocated to IPR&D was immediately expensed in the consolidated statement of operations in the fourth quarter of 2005. This charge is not deductible for tax purposes. The $156.5 million of IPR&D attributable to product candidate compounds under development that have not yet achieved regulatory approval for marketing and have no alternative future use represents 100 percent of the estimated fair value of Guilford’s product candidate, Aquavan Injection (“Aquavan”).

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

MGI PHARMA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The amount allocated to acquired identifiable intangible assets was attributed to the following identifiable assets:

(In thousands)

Gliadel Wafer	$62,300
Aggrastat Injection	20,899

Total acquired identifiable intangible assets	$83,199

Acquired identifiable intangible assets relate to product rights for Gliadel and Aggrastat. The estimated fair value of Gliadel was derived using the income method. The estimated fair value attributed to Gliadel will be amortized on a straight-line basis over 15 years. While patent protection for Gliadel ended in August 2006, during September 2004, the U.S. Food and Drug Administration (“FDA”) notified Guilford that Gliadel was entitled to market exclusivity for the treatment of patients with malignant glioma undergoing primary surgical resection until February 2010, under applicable orphan drug laws. In addition, Gliadel is manufactured using a proprietary process. We believe that this proprietary process will provide a significant barrier to future, generic competition. The initial estimated fair value of the Aggrastat intangible asset was derived using the income method, however, this initial allocation was subject to change as we were seeking market participant data to complete the purchase price allocation. During the third quarter of 2006, we completed the purchase price allocation for Guilford related to Aggrastat when MGI sold its product rights for Aggrastat to Medicure, Inc. Aggrastat was being amortized on a straight-line basis over 5 years from the date of acquisition, which was the estimate of the life of the product. (See Note 7).

Inventory acquired as part of the Guilford acquisition was recorded at fair value as follows:

•	Finished goods and merchandise at estimated selling prices less the sum of (a) costs of disposal and (b) a reasonable profit allowance for the selling effort;

•	Work in process at the estimated selling prices of finished goods less the sum of (a) costs to complete, (b) costs of disposal, and (c) a reasonable profit allowance for us to complete and sell based on profit for similar finished goods.

The fair value of inventory was based on information at the date of acquisition and the expectations and assumptions that were deemed reasonable by our management. No assurance can be given, however, that the underlying assumptions or events associated with inventory and any remaining amounts will occur as projected. For these reasons, among others, the actual costs and proceeds associated with acquired inventory may vary from those forecasted.

We acquired $118.2 million of deferred tax assets consisting of $59.5 million in income tax net operating loss carryforwards, $0.9 million in state research and development tax credit carryforwards, other tax assets of $58.1 million and deferred tax liabilities of $0.3 along with the associated valuation allowance to fully reserve against those deferred tax assets due to the uncertainty over the ability to realize the acquired deferred tax benefits.

MGI PHARMA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In the event that we determine that a valuation allowance is no longer required, any benefits realized from the use of the NOLs and credits acquired will first reduce to zero the remaining carrying value of goodwill, identifiable intangible assets, and long-lived assets related to this acquisition and then reduce tax expense.

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

The acquired IPR&D represents product candidate compounds under development that have not yet achieved regulatory approval for marketing and have no alternative future use. Accordingly, the $51.4 million allocated to IPR&D was immediately expensed in the consolidated statement of operations in the third quarter of 2004. This charge is not deductible for tax purposes. Zycos’ lead compound (“amolimogene bepiplasmid”) for the treatment of cervical dysplasia represents approximately 90 percent of the estimated fair value of the IPR&D.

We utilized the income method to value estimated IPR&D.We applied a probability weighting to the estimated future net cash flows that are derived from projected sales revenues and estimated costs. These projections were based on factors such as relevant market size, patent protection, historical pricing of similar products, and expected

MGI PHARMA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

industry trends. The estimated future net cash flows were then discounted to the present value using an appropriate discount rate that incorporates the weighted average cost of capital relative to our industry and us as well as product specific risks associated with the acquired in-process research and development products. Product specific risk factors included the product’s phase of development, likelihood of success, clinical data, target product profile and development plan. The appropriate discount rate was determined to be approximately 28 percent. We believe the assumptions used in the valuation were reasonable at the time of the acquisition.

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

We acquired deferred tax assets consisting of $17.6 million in federal income tax net operating loss carryforwards, $1.6 million in research and development tax credit carryforwards, and $5.4 million in other tax assets and $0.1 million in deferred tax liabilities from the acquisition of Zycos along with the associated valuation allowance to fully reserve against those deferred tax assets due to the uncertainty over the ability to realize the acquired deferred tax benefits. In the event that we determine that a valuation allowance is no longer required, any benefits realized from the use of the NOLs and credits acquired will first reduce to zero the remaining carrying value of the intangible assets and other long-lived assets related to this acquisition and then reduce tax expense.

Aesgen:  On September 28, 2004, MGIP Acquisition Corp., a Delaware corporation and a wholly owned subsidiary of MGI PHARMA, merged with and into Aesgen, a Delaware corporation, with Aesgen surviving as our wholly owned subsidiary. Aesgen, Inc. was a privately held company focused on treating side effects associated with cancer treatments. Aesgen’s lead product, Saforis Powder for Oral Suspension (“Saforis”), is a phase 3 product candidate in development for treatment of oral mucositis. The transaction has been accounted for as a purchase business combination. Commencing September 28, 2004, the results of Aesgen’s operations have been included in our consolidated financial statements.

As consideration for all of the ownership interests in Aesgen, we paid $32 million in cash at the closing. In addition, we assumed $1.1 million in liabilities and incurred $1.9 million in transaction fees, including legal, valuation and accounting fees.

The following is a summary of potential amounts that could be paid to Aesgen’s former security holders:

•	$33 million upon FDA approval of Saforis;

•	$25 million in the event that net sales of Aesgen products containing Glutamine, including Saforis, exceed $50 million in the second year after commercial launch of Saforis;

•	For the ten-year period after commercialization begins, a 5 percent royalty on net sales of Saforis after cumulative net sales exceed $50 million; and

•	A payment equal to three times the amount by which net sales exceed $50 million in the tenth year after commercialization begins.

No additional amounts have been paid or were payable as of December 31, 2006.

MGI PHARMA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The acquired IPR&D represents product candidate compounds under development that have not yet achieved regulatory approval for marketing and have no alternative future use. Accordingly, the $31.7 million allocated to IPR&D was immediately expensed in the consolidated statement of operations in the third quarter of 2004. This charge is not deductible for tax purposes. Aesgen’s lead product (Saforis), a product candidate in development for treatment of oral mucositis, represents 100 percent of the estimated fair value of the IPR&D.

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

The major risks and uncertainties associated with the timely and successful completion of this project consist of the ability to confirm the safety and efficacy of the technology based on the data from clinical trials and obtaining necessary regulatory approvals. In addition, no assurance can be given that the underlying assumptions used to forecast the cash flows or the timely and successful completion of such project will materialize, as estimated. For these reasons, among others, actual results may vary significantly from the estimated results.

MGI PHARMA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

We acquired deferred tax assets consisting of $9.8 million in federal income tax net operating loss carryforwards and $1.1 million in research and development tax credit carryforwards, $1.3 million in other tax assets and $1.3 million in deferred tax liabilities from the acquisition of Aesgen, Inc. along with the associated valuation allowance to fully reserve against those deferred tax assets due to the uncertainty over the ability to realize the acquired deferred tax benefits. In the event that we determine that a valuation allowance is no longer required, any benefits realized from the use of the NOLs and credits acquired will first reduce to zero goodwill, if any, and the identifiable intangible assets related to this acquisition and then reduce tax expense.

Pro forma results of operations:  The following unaudited pro forma information for the years ended December 31, 2005 and 2004 presents a summary of the combined results of the MGI PHARMA, Aesgen, Zycos, and Guilford as if the acquisitions had occurred on January 1, 2004. The pro forma information is not necessarily indicative of results that would have occurred had the acquisitions been consummated for the periods presented or indicative of results that may be achieved in the future.

	Year Ended December 31,
(In thousands)	2005	2004

Total revenues	$314,514	$244,468
Net loss	(54,036)	(257,023)
Pro forma loss per common share:
Basic and diluted	$(0.74)	$(3.53)

7.	Divestiture

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

The loss from the sale of Aggrastat of $0.5 million was accounted for in selling, general, and administrative expenses in the third quarter of 2006. Product sales for Aggrastat for the period of January 1, 2006 through August 8, 2006 were $4.3 million and for the period of October 3, 2005 through December 31, 2005 were $1.9 million.

MGI PHARMA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.	Licensing Arrangements

Technology Out-License Arrangements

Dacogen for Injection

In July 2006, we entered into a license agreement with Cilag GmbH, a Johnson & Johnson company, granting exclusive development and commercialization rights for Dacogen in all territories outside North America to Janssen-Cilag companies, members of the Johnson & Johnson family of companies. MGI and the Janssen-Cilag companies will jointly implement a strategic plan for the global clinical development of Dacogen. Under the terms of this agreement, we will retain all commercialization rights to Dacogen in North America. Janssen-Cilag companies will be responsible for conducting regulatory and commercial activities related to Dacogen in all territories outside North America, while we retain responsibility for all activities in the United States, Canada and Mexico. Pursuant to the terms of this agreement, we received from Cilag GmbH an upfront payment of $10 million and may earn milestone payments totaling more than $37 million should all specified clinical development, regulatory, and commercial goals be achieved. Under the terms of the Dacogen license agreement between us and SuperGen, Inc., we will share these upfront and milestone payments from Cilag GmbH with SuperGen. In addition to the previously described payments, in the three years from the date of the agreement, we will receive from Cilag GmbH research and development support totaling $25 million, of which $18 million will be cash and $7 million may be cash or services, related to specified clinical development activities, of which $6 million had been received as of December 31, 2006. We will receive a royalty from Cilag GmbH on net sales of Dacogen in each of the countries covered by this agreement, which we will also share with SuperGen.

Salagen Tablets

Under a November 1994 license agreement with Pfizer Inc. (formerly the Upjohn Company), we granted an exclusive, royalty-bearing license to develop and commercialize Salagen in Canada. Pfizer granted us an irrevocable, non-exclusive, royalty-free license allowing us to use any technology or data developed by Pfizer. Pfizer paid us a $75,000 initial fee and agreed to pay us royalties equal to a percentage of Pfizer’s net Salagen sales revenues, subject to annual minimum requirements. We also agreed to supply Pfizer’s requirement of Salagen until the termination of the license agreement with Pfizer. In addition, we agreed to pay Pfizer royalties if we promote Salagen in Canada in the first or second year following termination of the agreement. Either party may terminate the agreement upon one-year prior written notice. For the years ended December 31, 2006, 2005, and 2004, we recognized net royalty revenue related to this agreement of $0.6 million, $0.6 million, and $0.5 million, respectively.

In December 1994, we entered into a license agreement with Kissei Pharmaceutical Co., Ltd., a pharmaceutical company in Japan. Under the terms of the agreement, we granted an exclusive, royalty-bearing license to develop and commercialize Salagen in Japan. Kissei granted back to us an irrevocable, non-exclusive, royalty-free license allowing us to use any technology or data developed by Kissei related to Salagen. Kissei paid us an initial license fee and subsequent milestone payments that totaled $2.5 million through December 31, 2002. There are no additional milestone payments due under the agreement. In addition, Kissei agreed to pay us royalties equal to a percentage of Kissei’s Salagen net sales revenue. An application for marketing approval by the regulatory authorities in Japan for the initial indication of Salagen was submitted by Kissei in 2003. An approval was obtained in 2005 and the drug was launched in the fourth quarter of 2005. Unless earlier terminated by the parties for cause or by mutual agreement, the term of the agreement is ten years from the date sales of Salagen began in Japan. Thereafter, the agreement automatically renews for additional one-year periods. For the year ended December 31, 2006, we recognized net royalty revenue related to this agreement of $0.3 million.

In April 2000, we entered into a license agreement with Novartis Ophthalmics AG under which we granted Novartis an exclusive, royalty-bearing license to develop and commercialize Salagen in Europe, Russia and certain other countries. Novartis granted us an irrevocable, non-exclusive, royalty-free license allowing us to use any

MGI PHARMA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

technology developed by Novartis related to Salagen. In addition, we simultaneously entered into a supply agreement with Novartis pursuant to which we agreed to supply Novartis’ requirements of Salagen until termination of the license agreement with Novartis. The term of the license agreement is 12 years and is thereafter automatically extended for additional two-year terms unless otherwise terminated in writing by either party. Either party may terminate the license agreement for cause. In addition, Novartis may terminate the license agreement if the supply agreement is terminated and Novartis has not been supplied with Salagen for a period of more than 180 days. A $750,000 license fee was received in June 2000 upon receipt of regulatory qualification for Novartis to sell the product in the UK, and an additional $750,000 license fee was received in April 2001 upon satisfaction of certain regulatory approvals or transfers. These amounts are being amortized to licensing revenue over the 12-year term of the agreement. The agreement includes milestone payments which are due if certain annualized and cumulative net sales thresholds are achieved. In 2005, a milestone payment of $0.5 million was received based on reaching $5 million of net sales revenue for licensed products on a moving annual total, and the milestone payment will be recognized over the remaining term of the agreement. Royalty payments, based on a percentage of net sales revenue, continue for the term of the agreement. We recognized net royalty revenue related to this agreement of $1.0 million, $1.1 million and $0.9 million for the years ended December 31, 2006, 2005 and 2004, respectively.

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

Aloxi products

In April 2001, we obtained the exclusive United States and Canada oncology license and distribution rights for Aloxi from Helsinn Healthcare SA. Aloxi is a unique serotonin, subtype 3 (“5-HT3”) receptor antagonist and at that time was being developed for the prevention of chemotherapy-induced nausea and vomiting (“CINV”). Aloxi was approved for marketing by the FDA on July 25, 2003. Our $11 million upfront obligation was satisfied through a $5 million deposit made upon the execution of the letter of intent in 2000, $3 million in cash paid in 2001, and $3 million of our common shares delivered in 2001. All time-based or performance milestone payments related to Helsinn’s development of Aloxi for the prevention of CINV were cash payments of: $2 million in 2001, $4 million in 2002, $10 million in 2002 and $11 million in 2003. These payments were recorded as research and development expenses in the period incurred.

In November 2003, we expanded our exclusive United States and Canada license agreement for Aloxi to include the prevention of post-operative nausea and vomiting (“PONV”), and an oral Aloxi formulation (“Aloxi Capsules”), and extended the term through December 31, 2015 for all of our rights under the expanded agreement. Under the terms of this amendment, we made initial payments to Helsinn totaling $22.5 million and in 2004, a milestone payment of $2.5 million. Of these payments, $2.2 million was capitalized as an intangible asset as it related to Aloxi CINV, which had already received FDA approval and the remainder was recorded as research and development expenses in the period incurred. In December 2006, we and Helsinn conducted a pre-NDA meeting with the FDA. This meeting was to discuss the submission of a Supplemental New Drug Application (“sNDA”) to the FDA during the first half of 2007. As a result of this meeting, we paid to Helsinn a milestone payment of $2.5 million, which was recorded as research and development expenses in the year ended December 31, 2006. We expect to make additional milestone payments totaling $20.0 million over the course of the next several years upon achievement of certain development milestones that culminate with the approvals in the United States of Aloxi for the prevention of PONV and Aloxi Capsules. We will also pay royalties and product supply fees based upon net sales. For the years ended December 31, 2006, 2005, and 2004, we recognized $20.1 million, $19.9 million, and $12.7 million, respectively, as royalty expense pursuant to this agreement. Helsinn will continue to fund and

MGI PHARMA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

conduct the majority of development of Aloxi for the prevention of PONV and Aloxi Capsules, and will supply finished product upon commercialization.

Dacogen for Injection

In September 2004, we obtained exclusive worldwide rights to the development, commercialization, manufacturing and distribution of Dacogen for all indications from SuperGen. Dacogen is an anti-cancer therapeutic approved by the FDA on May 2, 2006 for the treatment of patients with myelodysplastic syndrome (“MDS”). In addition to the clinically proven activity of Dacogen in patients with MDS, data from phase 1 and 2 trials suggest that Dacogen may be active in a variety of other hematological malignancies such as acute myeloid leukemia (“AML”). A pivotal program in patients with AML was initiated in 2005. Under the terms of our agreement with SuperGen, we paid $40.0 million to SuperGen and we incurred $1.1 million of transaction fees, including legal and accounting fees. We received four million shares of SuperGen that were valued at $24.4 million on the purchase date and are reported as an available-for-sale equity security. (See Note 2 for discussion on changes in the value of our SuperGen investment). The difference between total consideration ($41.1 million) and the fair value of the equity investment ($24.4 million) of $16.7 million was recorded as research and development expense in the third quarter of 2004. We have met our commitment to SuperGen to fund at least $15.0 million of further Dacogen development costs as of December 31, 2005. We expensed a total of $12.5 million in milestone obligations during 2004 for: (1) the filing of the NDA for Dacogen with the FDA and (2) a Marketing Authorization Application (“MAA”) filing with the EMEA. In the second quarter of 2006, we paid to SuperGen a milestone payment of $20 million for the first commercial sale of Dacogen in the United States. This amount was capitalized as an intangible asset because FDA approval had been received for Dacogen prior to the payment. We expect to make additional milestone payments totaling $12.5 million upon achievement of regulatory and commercialization milestones in Europe and Japan. Subject to certain limitations, we will also pay SuperGen 50 percent of certain revenue payable as a result of our sublicensing rights to market, sell or distribute Dacogen, to the extent such revenues are in excess of the milestone payments. In addition, SuperGen will receive a royalty on annual worldwide net sales of licensed product starting at 20 percent and escalating to a maximum of 30 percent. For the year ended December 31, 2006, we recognized $7.2 million as royalty expense pursuant to this agreement. In the third quarter of 2006, we paid $5.0 million to SuperGen related to sublicensing revenue from Cilag GmbH. This amount was recorded as deferred costs within other assets and will be recognized consistent with the recognition of the deferred revenue from Cilag GmbH.

Gliadel Wafer

In March 1994, Guilford entered into an agreement, the Gliadel Agreement, with Scios Inc. (“Scios”) pursuant to which Guilford licensed from Scios exclusive worldwide rights to numerous U.S. patents and patent applications and corresponding international patents and patent applications for polyanhydride biodegradable polymer technology for use in the field of tumors of the central nervous system and cerebral edema. Gliadel is covered under this license by two U.S. patents and certain related international patents and patent applications. The patent rights in the U.S. expired in 2006, however, in September 2004, the FDA granted Gliadel orphan drug market exclusivity for the treatmeant of patients with malignant glioma undergoing primary surgical resection until February 2010. In April 1994, Scios assigned all of its rights and obligations under the Gliadel Agreement to the Massachusetts Institute of Technology (“MIT”). We have exclusive worldwide rights to the technology for brain cancer therapeutics, subject to certain conditions, including a requirement to perform appropriate pre-clinical tests and file an Investigational New Drug application (“IND”) with the FDA within 24 months of the identification of a drug-polymer product having greater efficacy than Gliadel.

Under the Gliadel Agreement, we are obligated to pay a royalty of 4% on all net product revenue incorporating the technology covered by the agreement, as well as 25% of all proceeds from sublicensees and 4% of proceeds from corporate partners. For a particular country, our obligation to pay a royalty on net revenue expires upon the later to occur of (i) the expiration of the relevant patent rights in such country or (ii) 15 years after the first sale of a commercial product derived from the licensed technology in such country. For the year ended December 31, 2006,

MGI PHARMA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

we incurred a total of approximately $1.4 million in royalty expense to MIT under this license agreement. For the period from October 3, 2005 (date of Guilford acquisition) to December 31, 2005, we incurred a total of approximately $0.3 million in royalty expense to MIT under this license agreement.

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

9.	Manufacturing, Supply and Distribution Agreement

In December 2004, we entered into a five-year manufacturing, supply and distribution agreement for 5 milligram pilocarpine hydrochloride tablets, with Actavis US (formerly known as Purepac Pharmaceutical Co.) (“Actavis”). Under the terms of this manufacturing, supply and distribution agreement, we will manufacture and supply 5 milligram pilocarpine hydrochloride tablets to Actavis for exclusive distribution in the United States and we will receive the supply price and a portion of the gross margin on sales by Actavis. We supplied the initial shipment of 5 milligram pilocarpine hydrochloride tablets to Actavis in December 2004 for distribution in 2005. This agreement was amended in 2006 to include the manufacturing and supply of 7.5 milligram pilocarpine hydrochloride tablets to Actavis. For the years ended December 31, 2006 and 2005, we received $1.2 million and $1.4 million, respectively, in revenues related to this agreement.

We entered into an exclusive supply agreement with Merck for the manufacture and supply of the active pharmaceutical ingredient for Aggrastat. Aggrastat is sold in 100 ml and 250 ml pre-mixed bags and 50 ml vials. We entered into an agreement with Baxter Healthcare Corporation (“Baxter”) to supply us with pre-mixed bags of Aggrastat until July 2009 (the “Baxter Agreement”). Under the Baxter Agreement, we were required to make minimum annual purchases from Baxter. In the third quarter of 2006, we sold our product rights for Aggrastat to Medicure. Under the terms of that sale, Medicure assumed the obligations of the Baxter Agreement and we agreed to reimburse Medicure for a portion of those obligations. MGI’s remaining obligation for 2006 is $1.4 million. In 2007, 2008, and 2009 the obligation is 50 percent of the purchasing shortfall up to a maximum of $0.4 million, $0.4 million, and $0.3 million, respectively. These obligations will be paid in the first quarter of the following fiscal year.

10.	Convertible Debt

Convertible debt, which is stated at face value less unamortized discount, at December 31, 2006 and 2005, is summarized as follows:

(In thousands)	2006	2005

Convertible notes	$348,000	$348,000
Acquired Guilford convertible notes	1,500	1,500
Unamortized discount	(87,828)	(87,828)

Total	$261,672	$261,672

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

MGI PHARMA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

In connection with the issuance of the Notes, we pledged marketable investments of $17.1 million as security for the first six scheduled interest payments due on the Notes. At December 31, 2006, the remaining balance of $3.0 million was classified as short-term restricted marketable investments.

In connection with the acquisition of Guilford on October 3, 2005, we acquired $69.2 million of convertible notes (“Guilford Notes”). The Guilford Merger triggered an obligation for MGI PHARMA to make an offer to repurchase all the Guilford Notes due July 1, 2008 at a repurchase price in cash equal to 100% of the principal amount of the Notes, plus accrued and unpaid interest and liquidated damages, if any, up to but excluding the payment date. At the expiration of the offer to repurchase and at December 31, 2006, $1.5 million of the Guilford Notes were outstanding. Interest on the Guilford Notes accrues at 5% per annum and is payable semi-annually on January 1 and July 1 each year, commencing on January 1, 2004. The Guilford Notes are convertible, at the option of the holder at any time prior to maturity, into (i) 17.6772 shares of MGI PHARMA common stock, and (ii) $180.28 in cash per each $1,000 aggregate principal amount at maturity. We have the option to redeem the Notes on or after July 6, 2006 for 102.00% of the principal amount through July 6, 2007 and thereafter through maturity at 101.00% of the principal amount.

MGI PHARMA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11.	Revolving Credit Facility

On October 18, 2006, we entered into a three year credit agreement and related security agreements to provide financing for up to $75 million, subject to a borrowing base. The borrowing base equals the sum of 85% of the aggregate face amount of our eligible accounts receivable (net of certain chargeback reserves and distribution fees), less certain defined reserves. The revolving credit facility provides that we have the right at any time to request up to $25 million of additional commitments under this facility. If we were to request any such additional commitments and the existing lenders or new lenders were to agree to provide such commitments, the facility size could be increased to up to $100 million, but our ability to borrow under this facility would still be limited by the amount of the borrowing base.

Borrowings under the revolving credit facility bear interest at a rate equal to, at our option, either (a) a base rate determined by reference to the higher of (1) Chase’s prime lending rate and (2) the federal funds effective rate plus 0.5% or (b) a Eurodollar rate (LIBOR) determined by reference to the costs of funds for U.S. dollar deposits in the London interbank market for the interest period relevant to such borrowing adjusted for certain additional costs, in each case plus an applicable margin. The applicable margin for borrowings under our new revolving credit facility ranges from 0.00% to 0.25% for base rate borrowings and 0.75% to 1.75% for Eurodollar borrowings, subject to adjustment based on our average liquidity, calculated as set forth in the Credit Agreement.

In addition to paying interest on outstanding principal under our new revolving credit facility, we are required to pay a commitment fee of 0.125% per annum in respect of the unutilized commitments thereunder. We must also pay customary letter of credit fees and agency fees. As of December 31, 2006, there were no borrowings under this revolving credit facility.

12.	Stockholder Rights Plan

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

13.	Stockholders’ Equity

Stock Incentive Plans

Under our stock incentive plans, designated persons (including officers, directors, employees, licensors and consultants) have been or may be granted rights to acquire our common stock. These rights include stock options, restricted stock units and other equity rights. Stock options become exercisable over varying periods, generally four years, and generally expire up to seven years from the date of grant. Options may be granted in the form of incentive stock options or nonqualified stock options. When options are exercised, shares are issued from our authorized shares. At our May 9, 2006 Annual Meeting of Shareholders, the shareholders approved the addition of 7.4 million shares to the 1997 Plan. At December 31, 2006, shares issued and shares available under stock incentive plans are as follows:

	Stockholder		Total
	Approved	Other	for All
(In thousands, except share price)	Plans	Plans	Plans

Shares issuable under outstanding awards	11,052	39	11,091
Shares available for future issuance	6,706	—	6,706

Total	17,758	39	17,797

Average exercise price per share for outstanding options	$16.93	$5.12	$16.89

MGI PHARMA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As part of the Guilford acquisition (see Note 6), we assumed the 2002 Plan. At the time we assumed the 2002 Plan, no stock awards were outstanding and 818,349 shares were available for grant. A total of 797,326 stock awards were granted from the 2002 Plan in 2005, of which 709,576 were stock options that were granted at an average price of $23.08.

Activity under stock incentive plans for the year ended December 31, 2006 is summarized as follows:

Stock Options
				Aggregate Intrinsic
			Weighted Average	Value as of
	Number of	Weighted Average	Remaining	December 31,
(In thousands, except share price)	Shares	Exercise Price	Contractual Term	2006

Outstanding at December 31, 2005	10,350	$16.38
Granted	2,239	15.47
Exercised	(1,255)	7.03
Expired	(537)	26.11
Forfeited	(338)	13.87

Outstanding at December 31, 2006	10,459	16.89	5.43	$48,549
Ending vested and expected to vest	10,264	16.91	5.41	$47,925
Ending exercisable	7,736	$17.68	5.06	$37,595

Restricted Stock Units
				Aggregate Intrinsic
			Weighted Average	Value as of
	Number of	Weighted Average Grant	Remaining	December 31,
(In thousands, except share price)	Shares	Date Fair Value	Contractual Term	2006

Outstanding at December 31, 2005	265	$24.83
Granted	484	15.43
Exercised	(62)	24.84
Forfeited	(55)	19.35

Outstanding at December 31, 2006	632	18.09	1.70	$11,646
Ending vested and expected to vest	587	$18.09	1.64	$10,816

The weighted average estimated fair values of stock options granted during the years ended December 31, 2006, 2005, and 2004 were $8.13, $15.78, and $20.82, respectively. The total intrinsic values of options exercised during the years ended December 31, 2006, 2005, and 2004 were $13.7 million, $17.9 million, and $31.4 million, respectively. The total fair value of shares vested during the years ended December 31, 2006, 2005, and 2004 were $0.9 million, $2.2 million, and $0.9 million, respectively.

As of December 31, 2006, there was $20.2 million of total unrecognized compensation expense. That cost is expected to be recognized over a weighted-average period of 1.7 years.

Pursuant to the 1997 Plan, we have granted to certain key associates Limited Stock Appreciation Rights (“SARs”) in tandem with any stock options granted under the 1997 Plan. Under the terms of the Limited Stock Appreciation Right Grant Agreement (“the Agreement”), these SARs are exercisable only on the occurrence of an acquisition of more than 50% of the outstanding voting stock of MGI PHARMA, a consolidation in which MGI

MGI PHARMA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

PHARMA is not the continuing or surviving corporation, any sale, lease, exchange, or transfer of substantially all of the assets of MGI PHARMA, or a plan of liquidation or dissolution of MGI PHARMA. The SARs shall terminate and no longer be exercisable upon the termination or exercise of the related Stock Option. The SARs are settled only with cash.

The following table summarizes information concerning options outstanding and exercisable at December 31, 2006:

	Options			Options
	Outstanding			Exercisable
		Weighted	Weighted		Weighted
		Average	Average		Average
	Number	Remaining	Exercise	Number	Exercise
Range of Exercise Price	Outstanding	Life	Price	Exercisable	Price
	(In thousands)			(In thousands)

$ 1.81 - $ 5.13	1,332	4.87	$3.99	1,218	$4.03
$ 5.17 - $ 8.38	1,320	4.21	7.72	1,240	7.72
$ 8.56 - $13.31	1,334	6.17	12.50	993	12.44
$13.45 - $14.61	1,175	6.43	14.52	142	14.09
$14.68 - $19.67	1,192	6.18	16.24	176	17.19
$19.70 - $23.56	1,068	5.40	22.38	929	22.40
$23.60 - $26.91	1,160	5.35	26.22	1,160	26.22
$26.99 - $27.86	1,130	4.63	27.76	1,130	27.76
$28.00 - $32.34	745	5.90	29.86	745	29.86
$33.22 - $33.22	3	7.32	33.22	3	33.22

Total	10,459	5.43	$16.89	7,736	$17.68

On January 1, 2006, we adopted the fair value recognition provisions of SFAS No. 123R using the modified prospective method. As a result, for the year ended December 31, 2006, our results of operations reflect compensation expense for new stock options and awards granted or modified and vested under our stock incentive plans, and the unvested portion of previous stock option and award grants which vested during the year ended December 31, 2006. Amounts recognized in the financial statements related to stock-based compensation were as follows:

	For the Year Ended
	December 31,
(In thousands, except per share data)	2006	2005	2004

Amounts charged against net loss, before income taxes	$10,318	$4,272	$1,174

Stock-based compensation expense was reflected in the statement of operations for the year ended December 31, 2006 as follows (in thousands):

Year Ended
December 31,
2006

Selling, general, and administrative	$7,763
Research and development	2,555

Total	$10,318

Options are priced based on the closing price of a share of our common stock at the date of grant. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model based on the selected inputs. We use a blended historical volatility and implied volatility inherent in the value of exchange traded

MGI PHARMA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

options on our stock to estimate expected volatility. The expected life of the options is estimated based on four criteria which stratify the option holders into several categories. These stratifications are based on the results of a statistical regression analysis of historical employee exercise behavior. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for the estimated life of the option. The following assumptions were used to estimate the fair value of options granted during the year ended December 31, 2006 using the Black-Scholes option-pricing model:

Year Ended
December 31,
2006

Expected dividend yield	0%
Risk-free interest rate	4.62 — 5.08%
Expected volatility	0.41 — 0.46
Expected life, in years	5.38 — 6.65

Prior to January 1, 2006, we accounted for stock-based employee compensation arrangements in accordance with the provisions and related interpretations of Accounting Principles Board Opinion 25, “Accounting for Stock Issued to Employees.” Had compensation cost for stock-based compensation been determined consistent with SFAS 123, the net (loss) and net (loss) per share for the years ended December 31, 2005 and 2004 would have been adjusted to the following pro forma amounts:

(In thousands, except per share data)	2005	2004

Net loss, as reported	$(132,410)	$(85,723)
Add: Stock-based employee compensation expense included in reported net loss	4,272	1,174
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	(77,889)	(24,871)

Pro forma net loss	$(206,027)	$(109,420)

Net loss per common share:
As reported basic and diluted	$(1.81)	$(1.23)
Pro forma basic and diluted	$(2.82)	$(1.57)

Prior to January 1, 2006, the following methods and assumptions were used to determine the fair value of options granted. Options were priced based on the closing price of a share of our common stock at the date of grant. The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model. To determine the inputs for the Black-Scholes option pricing model we used the historical volatility of our stock to estimate expected volatility and the period of time that option grants were expected to be outstanding. The risk-free rate was based on the U.S. Treasury yield curve in effect at the time of grant for the estimated life of the option. The adoption of SFAS No. 123R did not change our accounting for restricted stock units.

	Year Ended	Year Ended
	December 31,	December 31,
	2005	2004

Expected dividend yield	0%	0%
Risk-free interest rate	4.04%	3.43%
Expected volatility	0.6	0.8
Expected life, in years	4.94	5.25

MGI PHARMA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Restricted Stock Units

For the years ended December 31, 2006, 2005 and 2004, we issued 484,628, 273,699 and 141,422 restricted stock units, respectively, to designated persons. The vesting periods vary up to four years, given continued employment through the vesting dates. We calculate compensation expense for the market value of the shares at the date of grant and recognize the expense over the vesting periods. As of December 31, 2006, 63,546 restricted stock units had been cancelled, and 179,552 shares vested of which 46,327 were subsequently exchanged and cancelled for the minimum statutory tax withholding requirements of the employee.

Employee Stock Purchase Plan

As of January 1, 2006, substantially all employees may purchase shares of common stock at the end of quarterly purchase periods at a price equal to 85 percent of the stock’s closing market price on the last business day of each calendar quarter. Plan funding will occur throughout the purchase period by pre-elected payroll deductions of up to 15 percent of regular pay. In accordance with SFAS No. 123R, we record as compensation expense an amount equal to the 15 percent discount given to employees. The compensation expense recorded for the year ended December 31, 2006 was $0.3 million. Shares issued under the plan were 112,257 at an average price of $15.78 per share in 2006. At December 31, 2006, 1,384,182 shares remain reserved for future issuance under the plan.

Prior to January 1, 2006, under our employee stock purchase plan, substantially all employees were allowed to purchase shares of common stock at the end of semi-annual purchase periods at a price equal to the lower of 85 percent of the stock’s fair market value on the first or last day of that period. Plan funding occured throughout the purchase period by pre-elected payroll deductions of up to 15 percent of regular pay. In accordance with APB Opinion No. 25, “Accounting for Stock Issued to Employees”, no compensation expense resulted from the plan in 2004 and 2005. Shares issued under the plan were 91,892 and 66,011 at average prices of $16.42 and $20.17 per share in 2005 and 2004, respectively.

Retirement Plan

Participation in our retirement plan is available to substantially all employees. Participants may elect to contribute a percentage of their eligible compensation consistent with Section 401(k) of the Internal Revenue Code and we make contributions that are a portion of participant contributions and a percentage of their eligible compensation. In addition, we may make discretionary contributions ratably to all eligible employees. Our contributions are made in cash or our common stock and become fully vested when a participant attains five years of service. Participants may direct investment of contributions into any of the plan’s investment alternatives, but contributions made in the form of our common stock must be fully vested before redirection can occur. Total retirement plan contribution expense was $3.6 million, $4.0 million and $3.3 million in 2006, 2005 and 2004, respectively, of which $2.9 million, $2.4 million and $2.1 million was made in our common stock in 2006, 2005 and 2004, respectively. We had 708,765 shares reserved for future issuance under the retirement plan at December 31, 2006.

Preferred Stock

At December 31, 2006, we had 10,000,000 authorized and unissued shares of preferred stock. Issuance is subject to action by our board of directors.

MGI PHARMA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Warrants

In the acquisition of Guilford, MGI assumed remaining obligations under common stock warrant agreements as follows:

	Total Number of	Exercise Price per
	Warrants	Warrant	Expiration Date

Paul Royalty Fund, L.P.	47,700	$57.55	October 2008
Symphony Neuro Development Company	165,447	$57.62	June 2009
Private Investment in Public Equity (“PIPE”)	106,059	$68.45	December 2010

The SNDC and PIPE warrants are classified as liabilities and measured at fair value, with changes in fair value reported in earnings. The classification of these warrants as liabilities is due to required net-cash settlement by MGI PHARMA on the occurrence of certain events outside the control of MGI. On the date of acquisition, the fair value of these warrants was $1.1 million and at December 31, 2006 and 2005 the fair value was $0.3 million and $0.5 million, respectively. The differences of $0.2 million and $0.6 million were reported in other income for the years ended December 31, 2006 and 2005, respectively.

14.	Income Taxes

The components of income tax expense (benefit) are comprised of the following:

(In thousands)	2006	2005	2004

Current
Federal	$131	$371	$340
State	703	52	—

Income tax expense	$834	$423	$340

Income tax expense differs from the statutory federal income tax rate of 35 percent for the years ended December 31, 2006, 2005 and 2004 as follows:

(In thousands)	2006	2005	2004

Statutory federal income tax rate	$(13,765)	$(46,195)	$(29,884)
Valuation allowance change	18,787	(5,813)	570
Research activities credit	(2,952)	(3,032)	(1,071)
Orphan drug credit	(1,308)	(5,523)	1,081
State income taxes, net of federal benefit	(5,262)	526	(1)
Nondeductible items	2,819	5,545	413
Net operating loss expiration	2,515	—	—
Acquired in process research and development — Guilford acquisition	—	54,915	—
Acquired in process research and development — Zycos acquisition	—	—	17,996
Acquired in process research and development — Aesgen acquisition	—	—	11,095
Dacogen acquisition expenses	—	—	141

Income tax expense	$834	$423	$340

MGI PHARMA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Deferred taxes as of December 31, 2006 and 2005 consist of the following:

(In thousands)	2006	2005

Deferred tax assets:
Receivable allowances	$59	$66
Inventory allowances	67	2,327
Product return allowance	688	620
Miscellaneous accrued expenses	1,807	3,409
Deferred revenue	1,557	2,183
Amortization of intangibles	—	12,002
Restricted stock liability	1,211	1,170
Net operating loss carryforward	214,437	172,476
Research credit carryforward	15,051	12,099
Orphan drug credit	15,744	14,436
Long term equity impairment	4,936	1,161
Alternative minimum tax credit carryforward	262	224
Dacogen licensing expenses	5,022	5,262
Capitalized research and experimental expenditures	38,941	25,344
Unrealized loss on equity investments	—	1,925
Contract obligation	782	2,016
Non-Qualified Stock-Based Compensation	489	—

Total deferred tax assets	301,053	256,720
Less valuation allowance	(285,728)	(255,840)

	15,325	880
Deferred tax liabilities:
Unrealized gain on equity investments	(3,303)	—
Amortization of intangibles	(11,546)	—
Prepaid expenses	(137)	(286)
Tax depreciation greater than book	(339)	(594)

Total deferred tax liabilities	(15,325)	(880)

Net deferred taxes	$—	$—

We maintain a valuation allowance to reserve against our deferred tax assets due to uncertainty over the ability to realize these deferred tax benefits. As of December 31, 2006 and 2005, the valuation allowances were $285.7 million and $256.0 million, respectively. Of these amounts, $31.6 million as of December 31, 2006, and $28.7 million as of December 31, 2005, were attributable to the exercise of stock options. These amounts will be recorded as an increase to additional paid-in capital if it is determined in the future that this portion of the valuation allowance is no longer required.

As part of the Guilford acquisition in 2005, we acquired $118.2 million of deferred tax assets consisting of $61.1 million in income tax net operating loss carryforwards, $0.9 million in state research and development tax credit carryforwards, other tax assets of $56.5 million and deferred tax liabilities of $0.3 along with the associated valuation allowance to fully reserve against those deferred tax assets due to the uncertainty over the ability to realize the acquired deferred tax benefits.

MGI PHARMA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In addition, as part of the Zycos and Aesgen acquisitions in 2004, we acquired $35.3 million of deferred tax assets consisting of $27.4 million in income tax net operating loss carryforwards, $2.7 million in research and development tax credit carryforwards, other tax assets of $6.6 million and deferred tax liabilities of $1.4 million along with the associated valuation allowance to fully reserve against those deferred tax assets due to the uncertainty over the ability to realize the acquired deferred tax benefits.

In the event that we becomes profitable in the future and management determines that a valuation allowance is no longer required, any benefits realized from the use of the NOLs of $88.5 million and credits of $3.6 million acquired will first reduce to zero remaining carrying value of goodwill, the identifiable intangible assets, and long-lived assets related to these acquisitions and then reduce tax expense.

In 2006 and 2005, the tax benefit related to stock option exercises, after application of the valuation allowance, resulted in $0.3 million and $0.3 million respectively, recorded as an increase to additional paid-in-capital.

At December 31, 2006, the expiration dates and amounts of our carryforward losses and credits for federal income tax purposes are as follows:

	Net Operating	Research	Orphan Drug
Years Expiring (in thousands)	Losses	Credits	Credits

2007-2009	$31,081	$811	$—
2010-2014	10,683	489	735
2015-2024	177,382	3,632	10,709
2025-2026	109,785	3,893	4,300

	$328,931	$8,825	$15,744

At December 31, 2006, the expiration dates and amounts of our carryforward losses and credits for federal income tax purposes acquired from Guilford are as follows:

	Net Operating	Research
Years Expiring (in thousands)	Losses	Credits

2015-2024	$150,264	$—
2025-2026	17,958	—

	$168,222	$—

At December 31, 2006, the expiration dates and amounts of our carryforward losses and credits for federal income tax purposes acquired from Zycos and Aesgen are as follows:

	Net Operating	Research
Years Expiring (in thousands)	Losses	Credits

2007-2009	$43	$—
2010-2014	19,673	563
2015-2024	56,247	2,110

	$75,963	$2,673

The utilization of our net operating losses and credits is potentially subject to annual limitations under the ownership change rules of Internal Revenue Code Sections 382 and 383. Subsequent equity changes could further limit the utilization of these net operating losses and credits.

MGI PHARMA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

15.	Segment and Geographical Information

We operate in the single operating segment of specialty pharmaceuticals. Essentially all of our assets are located in the United States. Total revenues attributable to the U.S. and non-U.S. customers in the years ended December 31, 2006, 2005 and 2004 are as follows:

(in thousands)	2006	2005	2004

United States	$331,238	$275,660	$192,920
Europe	8,777	1,467	1,119
Japan	588	330	147
Other	2,185	1,905	1,481

	$342,788	$279,362	$195,667

Other includes Australia, Canada, Colombia, Egypt, Hong Kong (Peoples’ Republic of China), Israel, Korea, Singapore, Malaysia and Taiwan.

16.	Research and Development Expense

Research and development expense for the years ended December 31, 2006, 2005 and 2004 consists of the following:

(In thousands)	2006	2005	2004

License payments	$2,625	$50	$31,768
Other research and development	97,492	70,841	30,857

	$100,117	$70,891	$62,625

17.	Restructuring

On October 24, 2006, we implemented a plan of organizational restructuring (the “Plan”, approved by management on October 20, 2006) in order to better align our workforce and resources with our operational objectives. Under the Plan, we expect to lower our cost structure by (i) reducing total workforce by approximately 10%, or 56 positions, (ii) consolidating drug development functions at one location, (iii) in connection with that consolidation, relocating up to approximately 35 positions, and (iv) consolidating our Baltimore operations from two facilities to one facility.

We estimate that, under the Plan, we will incur approximately $3.8 million of costs for severance benefits. As of December 31, 2006, we have expensed $2.1 million of these costs, and we expect the remaining approximately $1.7 million to be expensed in 2007. All of the foregoing costs are cash outlays. The reduced cost structure resulting from implementation of the Plan is expected to provide savings of approximately $6.0 million in annual compensation expense in 2007 and approximately $7.0 million in annual compensation expense in future years.

Under the Plan, we expect to incur additional costs related to preparing the site where we will consolidate our development activities and related to consolidating our Baltimore facilities. At this time, we are unable to make an estimate of the expected future savings, associated charges and cash outlays resulting from these facility consolidations. We expect that these facility consolidations will be completed by the end of 2007.

MGI PHARMA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the activity related to the restructuring charge and liability for restructuring costs:

(In thousands)

Initial charge in the fourth quarter of 2006	$2,107
Cash payments	(831)

Liability for restructuring costs at December 31, 2006	$1,276

Selected Quarterly Operating Results (Unaudited)

The following table shows our unaudited consolidated financial information for each of the quarters in the two-year period ended December 31, 2006. In our opinion, this unaudited quarterly information has been prepared on the same basis as the audited consolidated financial statements and includes all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the information for the quarters presented, when read in conjunction with the consolidated financial statements and notes included elsewhere in this annual report. We believe that quarter-to-quarter comparisons of our financial results are not necessarily meaningful and should not be relied upon as an indication of future performance.

	Three Months Ended
	(Unaudited)
	March 31,	June 30,	Sept. 30,	Dec. 31,	March 31,	June 30,	Sept. 30,	Dec. 31,
(in thousands, except per share data)	2005	2005	2005	2005	2006	2006	2006	2006

Revenues:
Product sales	$62,385	$65,318	$66,448	$79,841	$77,525	$86,190	$95,540	$77,589
Licensing and other	850	1,844	1,410	1,266	678	963	1,459	2,844

	63,235	67,162	67,858	81,107	78,203	87,153	96,999	80,433

Cost and expenses:
Cost of sales	21,915	22,920	23,432	29,103	28,342	33,813	34,882	26,378
Selling, general and administrative	18,755	16,974	16,725	36,499	31,519	35,463	38,390	43,011
Research and development(a)	10,317	14,248	14,755	31,571	22,967	28,192	21,173	27,785
Acquired in-process research and development(b)	—	—	—	156,900	—	—	—	—
Restructuring(c)	—	—	—	—	—	—	—	2,107

	50,987	54,142	54,912	254,073	82,828	97,468	94,445	99,281

Income (loss) from operations	12,248	13,020	12,946	(172,966)	(4,625)	(10,315)	2,554	(18,848)
Interest income	1,357	1,747	1,963	1,028	1,156	1,361	1,364	1,497
Interest expense	(1,755)	(1,754)	(1,754)	(2,001)	(1,997)	(1,925)	(1,891)	(1,872)
Impairment of investment	—	—	—	—	—	(9,880)	—	—
Other income	—	—	—	1,148	181	(126)	202	(44)

Income (loss) before minority interest and income taxes	11,850	13,013	13,155	(172,791)	(5,285)	(20,885)	2,229	(19,267)
Minority interest	—	—	—	2,786	2,431	1,450	—	—

Income (loss) before income taxes	11,850	13,013	13,155	(170,005)	(2,854)	(19,435)	2,229	(19,267)
Income tax benefit (expense)	(250)	(305)	(297)	429	47	—	(505)	(376)

Net income (loss)	$11,600	$12,708	$12,858	$(169,576)	$(2,807)	$(19,435)	$1,724	$(19,643)

MGI PHARMA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Three Months Ended
	(Unaudited)
	March 31,	June 30,	Sept. 30,	Dec. 31,	March 31,	June 30,	Sept. 30,	Dec. 31,
(in thousands, except per share data)	2005	2005	2005	2005	2006	2006	2006	2006

Net income (loss) per common share:
Basic and diluted:
Basic	$0.16	$0.18	$0.18	$(2.19)	$(0.04)	$(0.25)	$0.02	$(0.25)
Diluted	$0.15	$0.17	$0.17	$(2.19)	$(0.04)	$(0.25)	$0.02	$(0.25)
Weighted average number of common shares:
Basic	71,345	71,768	72,007	77,319	77,788	78,210	78,583	79,043
Diluted(d)	75,615	75,703	76,030	77,319	77,788	78,210	80,689	79,043
Cash and marketable debt securities, unrestricted	$202,519	$218,844	$161,439	$104,203	$109,463	$91,103	$127,001	$162,743
Total assets	431,219	439,519	465,124	471,585	460,074	441,122	481,731	482,975
Total stockholders’ equity	123,552	138,090	159,130	109,025	119,126	104,771	117,726	106,874

(a)	Includes $2.5 million in license expense for Aloxi products in the three months ended December 31, 2006.

(b)	In the fourth quarter of 2005, we expensed $156.9 million in acquired in-process research and development related to the acquisition of Guilford.

(c)	In the fourth quarter of 2006, we expensed $2.1 million related to the October 24, 2006 organizational restructuring plan.

(d)	During net loss periods, potentially dilutive securities are not included in the calculation of net loss per share since their inclusion would be anti-dilutive.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

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

Under the supervision and with the participation of our management, including our CEO and CFO, an evaluation was performed on the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this annual report. Based on that evaluation, our management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective as of December 31, 2006. There were no changes in the Company’s internal controls over financial reporting during the fourth quarter of 2006 that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

Information responsive to this item is incorporated by reference to our Proxy Statement for our 2007 Annual Meeting of Stockholders, to be held on May 8, 2007 (the “Proxy Statement”), including the information contained under the headings “Proposal One: Election of Directors” and “Section 16(a) Beneficial Ownership Compliance” of our Proxy Statement. We have adopted a code of business conduct and ethics that applies to our principal executive officer, principal financial officer, principal accounting officer, directors, and all other company employees performing similar functions. This code of business conduct and ethics is posted on the About Us, Corporate Governance page of our website at www.mgipharma.com under the caption “Code of Conduct.” We intend to satisfy the disclosure requirement under Item 10 of Form 8-K regarding an amendment to, or a waiver from, a provision of this code of business conduct and ethics by posting such information on our website, at the web address specified above.

Item 11.	Executive Compensation

Information responsive to this item is incorporated by reference to our Proxy Statement, including the information contained under the heading “Executive Compensation” of the Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information responsive to this item is incorporated by reference to our Proxy Statement, including the information contained under the headings “Board Matters,” and “Equity Compensation Plans” and “Security Ownership of Certain Beneficial Owners and Management” of the Proxy Statement.

Item 13.	Certain Relationships and Related Transactions

Information responsive to this item is incorporated by reference to our Proxy Statement, including the information contained under the headings “Certain Relationships and Related Party Transactions” and “Executive Compensation — Employment Agreements” of the Proxy Statement.

Item 14.	Principal Accountant Fees and Services

Information responsive to this item is incorporated by reference to our Proxy Statement, including the information contained under the heading “Independent Registered Public Accounting Firm Fees” of the Proxy Statement.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) 1. Financial Statements

The information
required by this
Item is included on
the following
page in this
Annual Report

Report of Independent Registered Public Accounting Firm on the Consolidated Financial Statements and Related Financial Statement Schedule	69
Consolidated Balance Sheets at December 31, 2006 and 2005	71
Consolidated Statements of Operations for the Years Ended December 31, 2006, 2005 and 2004	72
Consolidated Statements of Cash Flows for the Years Ended December 31, 2006, 2005 and 2004	73
Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2006, 2005 and 2004	74
Notes to Consolidated Financial Statements	75
2. Financial Statement Schedule
Schedule II — Valuation and Qualifying Accounts	112
3. Exhibit Index	113

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

Signature	Title	Date

/s/ Leon O. Moulder, Jr. Leon O. Moulder, Jr.	President and Chief Executive Officer (principal executive officer)	March 1, 2007

/s/ William F. Spengler William F. Spengler	Executive Vice President and Chief Financial Officer (principal financial officer)	March 1, 2007

/s/ Richard J. Rodgers Richard J. Rodgers	Vice President and Controller (principal accounting officer)	March 1, 2007

/s/ Andrew J. Ferrara Andrew J. Ferrara	Director	March 1, 2007

/s/ Edward W. Mehrer Edward W. Mehrer	Director	March 1, 2007

/s/ Hugh E. Miller Hugh E. Miller	Director	March 1, 2007

/s/ Dean J. Mitchell Dean J. Mitchell	Director	March 1, 2007

/s/ David B. Sharrock David B. Sharrock	Director	March 1, 2007

/s/ Waneta C. Tuttle, Ph.D Waneta C. Tuttle, Ph.D	Director	March 1, 2007

/s/ Arthur L. Weaver, M.D. Arthur L. Weaver, M.D.	Director	March 1, 2007

/s/ James O. Armitage, M.D. James O. Armitage, M.D.	Director	March 1, 2007

Schedule II

MGI PHARMA, INC.

VALUATION AND QUALIFYING ACCOUNTS
(In thousands)

	Balance at	Charged to	Charged to
	Beginning	Costs and	Other		End of
Description	of Period	Expenses	Accounts	Deductions(1)	Period

Year ended December 31, 2004 Deducted from asset accounts:
Accounts receivable allowance for bad debts and cash discounts	$257	$5,000	$—	$3,356	$1,901
Year ended December 31, 2005 Deducted from asset accounts:
Accounts receivable allowance for bad debts and cash discounts	1,901	2,406	—	4,126	181
Year ended December 31, 2006 Deducted from asset accounts:
Accounts receivable allowance for bad debts and cash discounts	181	869	—	892	158

(1)	Discounts by customers, or write-off of uncollectible accounts, net of recoveries.

MGI PHARMA, INC.

Annual Report on Form 10-K
For
Year Ended December 31, 2006

EXHIBIT INDEX

Exhibit
No.		Exhibit Description

2.1		Agreement and Plan of Merger by and among MGI PHARMA, INC., Granite Acquisition, Inc. and Guilford Pharmaceuticals Inc., dated July 20, 2005, (Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on July 22, 2005 (File No. 000-10736)).
3.1		Second Amended and Restated Articles of Incorporation (Incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 (File No. 000-10736)).
3.2		Articles of Amendment, dated May 10, 2004, to the Second Amended and Restated Articles of Incorporation, filed June 2, 2004 (Incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 (File No. 000-10736)).
3.3		Restated Bylaws of the Company, as amended to date (Incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998 (File No. 000-10736)).
3.4		Amendment, dated May 10, 2004, to the Restated Bylaws (Incorporated by reference to Exhibit 3.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 (File No. 000-10736)).
4.1		Specimen certificate for shares of Common Stock of the Company (Incorporated by reference to Exhibit 4.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 (File No. 000-10736)).
4.2		Rights Agreement, dated as of July 14, 1998, between the Company and Norwest Bank, Minnesota, N.A. (including the form of Rights Certificate attached as Exhibit B thereto) (Incorporated by reference to Exhibit 1 to the Company’s Registration Statement on Form 8-A filed on July 15, 1998 (File No. 000-10736)).
4	.2A	First Amendment, dated March 14, 2000, to the Rights Agreement, dated July 14, 1998, between the Company and Norwest Bank, Minnesota, N.A. (Incorporated by reference to Exhibit 2 to the Company’s Registration Statement on Form 8-A/A-1 filed on March 20, 2000 (File No. 000-10736)).
4.3		Senior Subordinated Convertible Notes Purchase Agreement, dated February 25, 2004, by and between the Company and Merrill Lynch, Pierce, Fenner & Smith (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on March 4, 2004 (File No. 000-10736)).
4.4		Senior Subordinated Convertible Notes Indenture, dated March 2, 2004, by and between the Company and Wells Fargo Bank, National Association, as Trustee (Incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on March 4, 2004 (File No. 000-10736)).
4.5		Registration Rights Agreement dated March 2, 2004, between the Company and Merrill Lynch & Co. (Incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed March 4, 2004 (File No. 000-10736)).
4.6		Indenture dated June 17, 2003, by and between Guilford Pharmaceuticals Inc. (now known as MGI GP, INC.) and Wachovia Bank, National Association, as Trustee, for 5% Convertible Subordinated Notes due 2008 (Incorporated by reference to Exhibit 4.03 of the Form 10-Q for the quarterly period ended June 30, 2003, filed on August 7, 2003, by MGI GP, INC., formerly known as Guilford Pharmaceuticals Inc. (Commission file number 000-23736)).
4	.6A	Supplemental Indenture dated October 3, 2005, by and among the Company, Guilford Pharmaceuticals Inc. (now known as MGI GP, INC.) and Wachovia Bank, National Association, as Trustee to the Indenture, dated as of June 17, 2003, by and between Guilford Pharmaceuticals Inc. and the Trustee (Incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K (File No. 000-10736) filed on October 7, 2005).

Exhibit
No.		Exhibit Description

**10	.5	Exclusive License Agreement, dated August 31, 1993, between the Company and The Regents of the University of California (Incorporated by reference to Exhibit 10.25 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998 (File No. 000-10736)).
**10	.1	License Agreement, dated as of April 6, 2001, between Helsinn Healthcare SA and the Company (Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on April 25, 2001 (File No. 000-10736)).
**10	.1A	Amendment No. 1 to the License Agreement, dated May 22, 2001, between Helsinn Healthcare SA and the Company (Incorporated by reference to Exhibit 99.1 to the Company’s Amended Current Report on Form 8-K filed on August 27, 2004 (File No. 000-10736)).
**10	.1B	Amendment No. 2 to the License Agreement, dated November 14, 2003, between Helsinn Healthcare SA and the Company (Incorporated by reference to Exhibit 99.2 to the Company’s Amended Current Report on Form 8-K filed on August 27, 2004 (File No. 000-10736)).
**10	.2	Supply and Purchase Agreement, dated as of April 6, 2001, between Helsinn Birex Pharmaceuticals Ltd. and the Company (Incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K filed on April 25, 2001 (File No. 000-10736)).
**10	.2A	Amendment No. 1 to the Supply and Purchase Agreement, dated November 14, 2003, between Helsinn Birex Pharmaceuticals Ltd. and the Company (Incorporated by reference to Exhibit 99.3 to the Company’s Amended Current Report on Form 8-K filed on August 27, 2004 (File No. 000-10736)).
**10	.3	Amended and Restated License Agreement, dated August 31, 2004, between SuperGen, Inc. and the Company (Incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 (File No. 000-10736)).
**10	.4	License Agreement, dated March 15, 1994, between Guilford Pharmaceuticals Inc. (now known as MGI GP, INC.) and Scios Nova (Incorporated by reference to the Registration Statement on Form S-1 of MGI GP, INC., formerly known as Guilford Pharmaceuticals Inc. (Registration No. 33-76938)).
*10	.5	License Agreement, dated July 3, 2006, by and between the Company and Cilag GmbH International (Incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 (File No. 000-10736)).
10.6		Amended and Restated Single Tenant Absolute Net Lease, dated December 17, 2004, between BMR-6611 Tributary Street LLC and Guilford Pharmaceuticals Inc. (Incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K of MGI GP, INC., formerly known as Guilford Pharmaceuticals Inc. (File No. 000-23736)).
10.7		Amended and Restated Single Tenant Absolute Net Lease, dated December 17, 2004, between Guilford Real Estate Trust 1998-1 and Guilford Pharmaceuticals Inc. (Incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K of MGI GP, INC., formerly known as Guilford Pharmaceuticals Inc. (File No. 000-23736)).
10.8		Lease Agreement, dated January 3, 2001, by and between Liberty Property Limited Partnership and the Company (Incorporated by reference to Exhibit 10.31 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000 (File No. 000-10736)).
10.9		Credit Agreement, dated as of October 18, 2006, among the Company, as a Borrower, MGI GP, Inc., as a Borrower, MGI OM, Inc., as a Borrower, the Other Loan Parties, the Lenders Party hereto, and JPMorgan Chase Bank, N.A., as Administrative Agent, Sole Bookruner and Sole Lead Arranger (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 24, 2006 (File No. 000-10736)).
10.10		Pledge and Security Agreement, dated as of October 18, 2006, by and between, the Company, MGI GP, Inc., MGI OM, Inc., MGI PHARMA Biologics, Inc., ProQuest Pharmaceuticals, Inc., MGI Products, Inc., MGI MSL, LLC, MGI (Canada) Inc., GPI IP, LLC, and JPMorgan Chase Bank, N.A., as administrative agent (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 24, 2006 (File No. 000-10736)).
†10	.11	1993 Nonemployee Director Stock Option Plan (Incorporated by reference to Exhibit 10.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1994 (File No. 000-10736)).

Exhibit
No.		Exhibit Description

†10	.12	1999 Nonemployee Director Stock Option Plan (Incorporated by reference to Exhibit 10.7 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999 (File No. 000-10736)).
†10	.13	1994 Stock Incentive Plan (Incorporated by reference to Exhibit 10.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1994 (File No. 000-10736)).
†10	.14	1997 Stock Incentive Plan, as amended through May 14, 2002 (Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 (File No. 000-10736)).
†10	.14A	Form of Incentive Stock Option Agreement pursuant to the Company’s 1997 Stock Incentive Plan (Incorporated by reference to Exhibit 99.4 to the Company’s Current Report on Form 8-K filed on February 10, 2005 (File No. 000-10736)).
†10	.14B	Form of Non-Incentive Stock Option Agreement pursuant to the Company’s 1997 Stock Incentive Plan (Incorporated by reference to Exhibit 99.5 to the Company’s Current Report on Form 8-K filed on February 10, 2005 (File No. 000-10736)).
†10	.14C	Form of Limited Stock Appreciation Right Grant Agreement pursuant to the Company’s 1997 Stock Incentive Plan (Incorporated by reference to Exhibit 99.6 to the Company’s Current Report on Form 8-K filed on February 10, 2005 (File No. 000-10736)).
†10	.15	Guilford Pharmaceuticals Inc. 2002 Stock Award and Incentive Plan (Incorporated by reference to Exhibit 10.06 of the Annual Report on Form 10-K for the year ended December 31, 2002 of MGI GP, INC., formerly known as Guilford Pharmaceuticals Inc. (File No. 000-23736)).
†10	.16	Form of Lock-Up Letter Agreement dated July 28, 2005 pursuant to option agreements under the Company’s stock incentive plans (Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on July 29, 2005 (File No. 000-10736)).
†10	.17	Form of Lock-Up Letter Agreement dated November 14, 2005 pursuant to option agreements under the Company’s stock incentive plans (Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K (File No. 000-10736) filed on November 14, 2005).
†10	.18	Amended and Restated Employee Stock Purchase Plan (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 (File No. 000-10736)).
†10	.19	Termination Agreement, dated as of September 27, 1999, with Leon O. Moulder, Jr. (Incorporated by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999 (File No. 000-10736)).
†10	.20	Termination Agreement by and between the Company and William F. Spengler dated as of April 21, 2006 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 27, 2006 (File No. 000-10736)).
†10	.21	Termination Agreement by and between the Company and Eric P. Loukas dated as of July 7, 2004 (Incorporated by reference to Exhibit 10.33 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 (File No. 000-10736)).
†10	.22	Form of Executive Officer Termination Agreement (Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on February 10, 2005 (File No. 000-10736)).
12		Computation of Ratio of Earnings to Fixed Charges.
21		Subsidiaries of the Registrant.
23		Consent of Independent Registered Public Accounting Firm.
31.1		Certification of Leon O. Moulder, Jr. Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2		Certification of William F. Spengler Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1		Certification of Leon O. Moulder, Jr. Pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2		Certification of William F. Spengler Pursuant to 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†	Items that are management contracts or compensatory plans or arrangements required to be filed as an exhibit pursuant to Item 15(b) of this Form 10-K.

*	Pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended, confidential portions of this exhibit have been deleted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment.

**	Confidential treatment of certain portions of these agreements has been granted by the Securities and Exchange Commission.