Form 10-Q
period 2007-03-31
MGI PHARMA INC
filed 2007-04-27
CIK 702131

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007
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
Large accelerated filer ☑      Accelerated filer ☐      Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $.01 par value (Class)	79,774,623 shares (Outstanding at April 23, 2007)

MGI PHARMA, INC.
FORM 10-Q INDEX

Page
Number
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Condensed Consolidated Balance Sheets – March 31, 2007 and December 31, 2006	3

Condensed Consolidated Statements of Operations – Three Months Ended March 31, 2007 and 2006	4

Condensed Consolidated Statements of Cash Flows –Three Months Ended March 31, 2007 and 2006	5

Notes to Condensed Consolidated Financial Statements	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	11

Item 3. Quantitative and Qualitative Disclosures About Market Risk	18

Item 4. Controls and Procedures	18

PART II. OTHER INFORMATION

Item 1A. Risk Factors	19

Item 6. Exhibits	19

SIGNATURES	20

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
MGI PHARMA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share data)

	March 31,	December 31,
	2007	2006
	(Unaudited)	(Revised)*
ASSETS
Current assets:
Cash and cash equivalents	$20,863	$41,024
Short-term marketable investments	140,199	121,719
Restricted marketable investments	—	2,957
Receivables, less contractual allowances and allowance for bad debts of $46,757 and $28,149 as of March 31, 2007 and December 31, 2006, respectively	86,267	84,464
Inventories	37,324	40,293
Other current assets	5,630	9,276

Total current assets	290,283	299,733

Restricted cash	500	500
Long-term marketable investments	29,058	28,024
Equipment, furniture and leasehold improvements, at cost less accumulated depreciation of $7,965 and $7,170 as of March 31, 2007 and December 31, 2006, respectively	9,892	10,119
Debt issuance costs, less accumulated amortization of $3,731 and $3,365 as of March 31, 2007 and December 31, 2006, respectively	5,289	5,634
Intangible assets, at cost less accumulated amortization of $18,410 and $16,412 as of March 31, 2007 and December 31, 2006, respectively	77,124	79,122
Goodwill	53,593	53,593
Other assets	6,312	6,250

Total assets	$472,051	$482,975

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,158	$13,627
Accrued expenses	62,103	77,156
Current portion of long-term debt	141	179
Deferred revenue	3,016	3,076
Other current liabilities	718	1,522

Total current liabilities	71,136	95,560

Noncurrent liabilities:
Senior subordinated convertible notes, face value of $349,500 net of unamortized discount of $87,828 as of March 31, 2007 and December 31, 2006, respectively	261,672	261,672
Other long-term debt, net of current portion	125	166
Deferred revenue, net of current portion	16,505	16,636
Other noncurrent liabilities	3,250	3,006

Total noncurrent liabilities	281,552	281,480

Total liabilities	352,688	377,040

Stockholders’ equity:
Preferred stock, 10,000,000 authorized and unissued shares	—	—
Common stock, $.01 par value, 140,000,000 authorized shares, 79,738,348 and 79,195,318 issued and outstanding shares, as of March 31, 2007 and December 31, 2006, respectively	797	792
Additional paid-in capital	587,554	575,867
Accumulated other comprehensive income	10,892	9,857
Accumulated deficit	(479,880)	(480,581)

Total stockholders’ equity	119,363	105,935

Total liabilities and stockholders’ equity	$472,051	$482,975

*	Refer to Footnote 11 for complete discussion on the revision to the December 31, 2006 consolidated balance sheet.

See accompanying Notes to Condensed Consolidated Financial Statements.

MGI PHARMA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(in thousands, except per share data)

	Three Months Ended
	March 31,
	2007	2006
Revenues:
Product sales	$81,578	$77,525
Licensing and other	1,630	678

	83,208	78,203

Costs and expenses:
Cost of sales	27,606	28,342
Selling, general and administrative	37,321	31,519
Research and development	17,002	22,967
Restructuring	381	—

	82,310	82,828

Income (loss) from operations	898	(4,625)

Interest income	2,065	1,156
Interest expense	(1,876)	(1,997)
Other income (expense)	(27)	181

Income (loss) before minority interest and income taxes	1,060	(5,285)
Minority interest	—	2,431

Income (loss) before income taxes	1,060	(2,854)
Provision (benefit) for income taxes	359	(47)

Net income (loss)	$701	$(2,807)

Net income (loss) per common share:
Basic	$0.01	$(0.04)
Diluted	$0.01	$(0.04)

Weighted average number of common shares outstanding:
Basic	79,447	77,788
Diluted	81,790	77,788
See accompanying Notes to Condensed Consolidated Financial Statements.

MGI PHARMA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(in thousands)

	Three Months Ended March 31,
	2007	2006
OPERATING ACTIVITIES:
Net income (loss)	$701	$(2,807)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and intangible amortization	2,793	2,251
Benefit plan contribution	—	507
Employee stock compensation expense	5,874	1,963
Excess tax benefits from stock-based compensation	(120)	(107)
Minority interest related to SNDC	—	(2,431)
Amortization of non-cash financing charges	366	291
Other	123	164
Change in assets and liabilities:
Receivables	(1,803)	7,558
Inventories	2,969	7,957
Other assets	3,584	(263)
Accounts payable and accrued expenses	(21,588)	(15,066)
Deferred revenue	(191)	311
Other liabilities	(559)	(309)
SNDC working capital	—	(1,588)

Net cash used in operating activities	(7,851)	(1,569)

INVESTING ACTIVITIES:
Purchase of available for sale investments	(428,013)	(197,647)
Maturity of available for sale investments	409,533	147,040
Maturity of investments held by SNDC	—	4,019
Maturity of held-to-maturity investments	—	27,245
Purchase of equipment, furniture and leasehold improvements	(569)	(2,535)
Other	—	7

Net cash used in investing activities	(19,049)	(21,871)

FINANCING ACTIVITIES:
Maturity of restricted marketable securities held by trustee for debt service	2,957	2,893
Issuance cost of revolving credit facility	(21)	—
Cash consideration from issuance of shares under stock plans	3,762	2,709
Excess tax benefits from stock-based compensation	120	107
Payments on long-term debt	(79)	(370)

Net cash provided by financing activities	6,739	5,339

Decrease in cash and cash equivalents	(20,161)	(18,101)

Cash and cash equivalents at beginning of period	41,024	51,136

Cash and cash equivalents at end of period	$20,863	$33,035

Supplemental disclosure of cash information:
Cash paid for interest	$2,968	$3,043
Cash paid for taxes	$—	$—
See accompanying Notes to Condensed Consolidated Financial Statements.

MGI PHARMA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
1. Basis of Presentation
In the opinion of management, the accompanying unaudited Condensed Consolidated Financial Statements (“consolidated financial statements”) of MGI PHARMA, INC. and its wholly owned subsidiaries (collectively, “we,” “MGI,” “MGI PHARMA,” or “Company”) have been prepared on a consistent basis with the December 31, 2006 audited consolidated financial statements and include all adjustments, consisting of only normal recurring adjustments, necessary to fairly present the information set forth therein. The consolidated financial statements have been prepared in accordance with the regulations of the Securities and Exchange Commission (“SEC”), and, therefore, omit certain information and footnote disclosure necessary to present the statements in accordance with U.S. generally accepted accounting principles. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in MGI PHARMA’s Annual Report on Form 10-K for the year ended December 31, 2006, which was filed with the SEC on March 1, 2007. Certain amounts reported in previous periods have been reclassified to conform to the current period presentation. The results of operations for the first three months of 2007 are not necessarily indicative of the results to be expected for the entire fiscal year or any future period.
Accounting Policies:
In preparing the consolidated financial statements in conformity with U.S. generally accepted accounting principles, management must make decisions that impact the reported amounts and the related disclosures. Such decisions include the selection of the appropriate accounting principles to be applied and the assumptions on which to base accounting estimates. In reaching such decisions, management applies judgments based on its understanding and analysis of the relevant circumstances, historical experience, and actuarial valuations. Actual amounts could differ from those estimated at the time the consolidated financial statements are prepared. Note 1 to the consolidated financial statements in MGI PHARMA’s 2006 Annual Report on Form 10-K provides a summary of the significant accounting policies followed in the preparation of the consolidated financial statements. Other footnotes in MGI PHARMA’s 2006 Annual Report on Form 10-K describe various elements of the consolidated financial statements and the assumptions made in determining specific amounts.
The consolidated financial statements include the accounts of MGI PHARMA and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.
Concentration of Supply Risk: We depend on a sole supplier for Aloxi injection (“Aloxi”) and on a sole supplier for the active pharmaceutical ingredients for Dacogen (decitabine) for Injection (“Dacogen”). A separate sole supplier provides us with the “fill and finish” manufacturing services for Dacogen. Aloxi accounted for 58% and Dacogen accounted for 28% of our product sales for the three months ended March 31, 2007, respectively. If these suppliers are unable to meet our demand, we may be unable to provide Aloxi or Dacogen for commercial sale.
Income Taxes: MGI adopted the provisions of FASB Interpretation No. 48 (“FIN 48”) Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109, on January 1, 2007. The implementation of FIN 48 resulted in no adjustment to the liability for unrecognized benefits. As of the date of adoption the total amount of unrecognized tax benefits was $12.3 million, of which $2.7 million relate to benefits that would impact the annual effective tax rate if recognized, assuming we did not recognize a valuation against deferred tax assets. However because we maintain a valuation allowance against our deferred tax assets, the total amount of unrealized tax benefits that would impact the annual effective tax rate if realized is $0.4 million. Included in the total liability for unrecognized tax benefits is $0.1 million in interest and penalties, both of which we recognize as a component of income tax expense.
We file a United States federal income tax return and we or one of our subsidiaries files income tax returns in Minnesota, Maryland, Massachusetts and various other states and foreign jurisdictions. With few exceptions, we are subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years after 1992. The Internal Revenue Service (“IRS”) commenced an examination of one of our subsidiary’s U.S. income tax return for 2004 in the fourth quarter of 2006 that is anticipated to be completed by the end of the second quarter of 2007. We do not anticipate the adjustments would result in a material change to our financial position. Additionally, we do not anticipate that any payment will be made with respect to the examination.
Recent Accounting Pronouncements:
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

2. Stock Incentive Plans
Under the Company’s stock incentive plans, designated persons (including officers, directors, employees, licensors and consultants) have been or may be granted rights to acquire our common stock. These rights include stock options, restricted stock, restricted stock units and other equity rights. Restricted stock and restricted stock units become exercisable over varying periods, generally two to four years. Stock options become exercisable over varying periods, generally four years, and generally expire up to seven years from the date of grant. Options may be granted in the form of incentive stock options or nonqualified stock options. When options are exercised, shares are issued from our authorized shares. At March 31, 2007, shares issued and shares available under stock incentive plans are as follows:

	Shareholder		Total
	Approved	Other	For All
(in thousands, except exercise price)	Plans	Plans	Plans
Shares issuable under outstanding awards	12,146	39	12,185
Shares available for future issuance	5,177	—	5,177

Total	17,323	39	17,362

Average exercise price for outstanding options	$17.73	$5.12	$17.69
On January 1, 2006, we adopted the fair value recognition provisions of SFAS No. 123R using the modified prospective method. As a result, for the three months ended March 31, 2007 and 2006, our results of operations reflect compensation expense for new stock options and awards granted and vested under our stock incentive plans, and the unvested portion of previous stock option and award grants which vested during the three months ended March 31, 2007 and 2006. Amounts recognized in the financial statements related to stock-based compensation were as follows:

	For the three months ended
	March 31,
(in thousands, except per share data)	2007	2006
Amounts charged against earnings (loss), before income tax benefits	$5,874	$1,963
Stock-based compensation expense was reflected in the statement of operations as follows (in thousands):

	Three months ended
	March 31,
	2007	2006
Selling, general, and administrative	$4,501	$1,467
Research and development	1,373	496

Total	$5,874	$1,963

The following assumptions were used to estimate the fair value of options granted during the three months ended March 31, 2007 and 2006 using the Black-Scholes option-pricing model:

	Three months ended March 31,
	2007	2006
Expected dividend yield	0%	0%
Risk-free interest rate	4.72%	4.69%
Expected volatility	0.42	0.43
Expected life, in years	5.40-6.66	5.40-6.02
As of March 31, 2007, there was $41.7 million of total unrecognized compensation expense. That cost is expected to be recognized over a weighted-average period of 1.7 years.
3. Net Income (Loss) Per Common Share
Net income (loss) per common share for the three month periods ended March 31, 2007 and 2006 is based on weighted average shares outstanding as summarized in the following table:

	Three Months
	Ended March 31,
(in thousands)	2007	2006
Weighted-average shares – basic	79,447	77,788
Effect of dilutive share-based awards	2,343	—
Effect of convertible debt	—	—

Weighted-average shares — assuming dilution	81,790	77,788

Weighted-average shares issuable upon the exercise of share-based awards, which were not included in the diluted earnings per share calculation because they were not dilutive, were 6.5 million and 10.0 million for the three month periods ended March 31, 2007 and 2006, respectively. The potential dilutive shares related to our senior subordinated convertible notes issued in March 2004 are excluded from our diluted net income (loss) per share for the three months ended March 31, 2007 and 2006 because their inclusion in a calculation of net income (loss) per share would be anti-dilutive. When dilutive, our diluted shares outstanding will be increased by up to 8.3 million shares and the net earnings (loss) used for earnings per share calculations would be adjusted, using the if-converted method. The Company estimates it would need to record annual net income of approximately $70.0 million, or quarterly net income of approximately $17.5 million, in order for the inclusion of the convertible debt to be dilutive to earnings per share.
4. Marketable Investments
Marketable investments consist of available-for-sale debt investments (reported at amortized cost, which approximates fair value) and available-for-sale, publicly traded, equity securities (reported at fair value). Unrealized gains or losses from the available-for-sale, marketable securities are included in “Accumulated Other Comprehensive Income (Loss)” as a separate component of stockholders’ equity. Marketable investments as of March 31, 2007 and December 31, 2006 are summarized in the following table:

	March 31,	December 31,
(in thousands)	2007	2006
Short-term marketable investments:
Auction rate securities (classified as available-for-sale)	$140,199	$121,719
Long-term marketable investments:
Equity securities (classified as available-for-sale)	$29,058	$28,024
Restricted marketable investments of $3.0 million at December 31, 2006, consist of United States government investments and certificates of deposit, and relate to the issuance of convertible debt in March 2004. As of March 31, 2007, MGI had no restricted marketable investments.
In September 2004, we acquired four million shares of SuperGen, Inc. (“SuperGen”) as part of a transaction that included obtaining the worldwide licensing rights for Dacogen. The investment is accounted for as long-term available for sale marketable securities. As such, unrealized gains and losses have been reported in accumulated other comprehensive income (loss). As of June 30, 2006, the fair value of MGI’s investment in SuperGen was $14.5 million and had been below our cost basis of $24.4 million for over six months. As a result, we determined that an other-than-temporary impairment had occurred and in accordance with SFAS 115 “Accounting for Certain Investments in Debt and Equity Securities”, the Company recorded an other-than-temporary impairment charge of $9.9 million in the second quarter of 2006. As of March 31, 2007, the fair value of our SuperGen investment was $23.6 million.
In addition to our investment in SuperGen, we also own an approximate 6% investment in MethylGene Inc. (“MethylGene”), a Canada-based biopharmaceutical company. MethylGene completed its initial public offering and began trading publicly on the Toronto Stock Exchange on June 29, 2004. MGI’s carrying value of the MethylGene investment prior to MethylGene’s initial public offering was $3.6 million. As of March 31, 2007, the fair value of our MethylGene investment was $5.5 million.
The unrealized gains (losses) for available for sale equity securities reported in accumulated other comprehensive income (loss) as of March 31, 2007 and December 31, 2006 are summarized as follows:

March 31, 2007
		Gross	Gross
		Unrealized	Unrealized	Fair
(in thousands)	Cost Basis	Gains	Losses	Value
Equity Securities (classified as available for sale)	$18,166	$10,892	$—	$29,058

December 31, 2006
		Gross	Gross
		Unrealized	Unrealized	Fair
(in thousands)	Cost Basis	Gains	Losses	Value
Equity Securities (classified as available for sale)	$18,166	$9,858	$—	$28,024

5. Inventories
Inventories at March 31, 2007 and December 31, 2006 are summarized as follows:

	March 31,	December 31,
(in thousands)	2007	2006
Raw materials and supplies	$723	$705
Work in process	1,281	885
Finished products	35,090	38,484
Inventory on consignment	230	219

Total	$37,324	$40,293

Inventories are stated at the lower of cost or market, with costs approximating the first-in, first-out method.
6. Accrued Expenses
Accrued expenses at March 31, 2007 and December 31, 2006 are summarized as follows:

	March 31,	December 31,
(in thousands)	2007	2006 (Revised)
Product rebate, administrative, and other fees	$18,142	$16,590
License fees	9,637	8,619
Employee compensation	8,890	17,346
Product development	7,662	11,412
Other	17,772	23,189

Total	$62,103	$77,156

7. Stockholders’ Equity
Changes in selected Stockholders’ equity accounts for the three months ended March 31, 2007 were as follows:

	Common Stock
				Accumulated
			Additional	other
			paid-in	comprehensive
(in thousands)	Shares	Par value	capital	income (loss)
Balance at December 31, 2006	79,195	$792	$575,867	$9,857
Stock compensation plans, including income tax benefit of $120	439	4	9,873	—
Employee benefit plan contribution	104	1	1,814	—
Unrealized gain on available for sale equity securities	—	—	—	1,035

Balance at March 31, 2007	79,738	$797	$587,554	$10,892

8. Research and Development Expense
Research and development expense for the three month periods ended March 31, 2007 and 2006 consists of the following:

	Three Months Ended March 31,
(in thousands)	2007	2006
License fees	$120	$—
Other research and development	16,882	22,967

Total	$17,002	$22,967

9. Comprehensive Income
Total comprehensive income consists of net income (loss) and other comprehensive income (loss), which consists of unrealized gains and losses on available-for-sale investments and foreign currency translation adjustments. Other comprehensive income (loss) has no impact on our net income (loss) but is reflected in our balance sheet through an adjustment to stockholders’ equity. The components of comprehensive income are as follows:

	Three Months Ended March 31,
(in thousands)	2007	2006
Net income (loss), as reported	$701	$(2,807)
Unrealized gain from securities classified as available for sale	1,035	5,908

Comprehensive income	$1,736	$3,101

10. Restructuring
The following table summarizes the activity related to the restructuring charge and liability for restructuring costs for the three months ended March 31, 2007:

(in thousands)
Liability for restructuring costs at December 31, 2006, as reported	$1,276
Revision made in the first quarter of 2007	939

Liability for restructuring costs at December 31, 2006, as revised	2,215
Accruals	381
Cash payments	(865)

Liability for restructuring costs at March 31, 2007	$1,731

11. Prior Period Misstatements
In the first quarter of 2007, MGI determined that it had incorrectly accounted for certain severance related restructuring items by applying the provisions of SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” rather than SFAS No. 112, “Employers’ Accounting for Postemployment Benefits.” As a result, we understated restructuring expense and accrued liabilities as of and for the three months and year ended December 31, 2006 by $0.9 million. MGI has determined this error is immaterial to the 2006 consolidated financial statements. Under Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” (“SAB No. 108”), MGI assessed the materiality of making this correction in the current period and concluded that the correction of this misstatement in the first quarter of 2007 would be material to the consolidated financial statements. Based on these facts MGI has revised the December 31, 2006 Consolidated Balance Sheet within this filing. In addition, MGI will revise the 2006 consolidated financial statements in the subsequent SEC filings. The following table shows the impact of the revision:

	December 31, 2006		December 31, 2006
(in thousands, except per share data)	As Reported	Revision	Revised
Consolidated Statement of Operations – Year ended December 31, 2006
Cost and Expenses:
Cost of sales	$123,415	$—	$123,415
Selling, general, and administrative	148,383	—	148,383
Research and development	100,117	—	100,117
Restructuring	2,107	939	3,046

Total operating expenses	$374,022	$939	$374,961

Net loss	$(40,161)	$(939)	$(41,100)

Net loss per common share:
Basic	$(0.51)	$(0.01)	$(0.52)
Diluted	$(0.51)	$(0.01)	$(0.52)

Consolidated Statement of Operations – Three months ended December 31, 2006
Cost and Expenses:
Cost of sales	$26,378	$—	$26,378
Selling, general, and administrative	43,011	—	43,011
Research and development	27,785	—	27,785
Restructuring	2,107	939	3,046

Total operating expenses	$99,281	$939	$100,220

Net loss	$(19,643)	$(939)	$(20,582)

Net loss per common share:
Basic	$(0.25)	$(0.01)	$(0.26)
Diluted	$(0.25)	$(0.01)	$(0.26)

Consolidated Balance Sheet
Accrued expenses	$76,217	$939	$77,156
Total current liabilities	94,621	939	95,560
Total liabilities	376,101	939	377,040
Accumulated deficit	(479,642)	(939)	(480,581)
Total stockholders’ equity	$106,874	$(939)	$105,935

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
The forward-looking statements may cover, but are not necessarily limited to, the following topics: (1) efforts to market, sell and distribute Aloxi® Injection in the United States and Canada; (2) efforts to market, sell and distribute Gliadel® Wafer; (3) efforts to develop, market, sell, and distribute Dacogen® for Injection (4) the clinical development of Dacogen® for Injection, Saforis™ Powder for Oral Suspension, amolimogene bepiplasmid (formerly known as ZYC101a), Aloxi® Injection for PONV, Aquavan® Injection, and other clinical compounds; (5) efforts to secure adequate supply of the active pharmaceutical ingredients for clinical development and commercialization; (6) efforts to manufacture drug candidates for clinical development and eventual commercial supply; (7) strategic plans; (8) anticipated expenditures and the potential need for additional funds; and (9) specific guidance we give regarding our current expectations of our future operating results.
All of these items involve significant risks and uncertainties. These and any of the other statements we make in this quarterly report that are forward-looking are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. We caution you that our actual results may differ significantly from the results we discuss in these forward-looking statements.
We discuss some factors that could cause or contribute to such differences in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2006, that we have previously filed with the Securities and Exchange Commission. In addition, any forward-looking statements we make in this document speak only as of the date of this document, and we do not intend to update any such forward-looking statements to reflect events or circumstances that occur after that date.
We have registered “Hexalen®,” Salagen®,” “Aquavan®,” “Gliadel®,” and “Saforis™” as trademarks with the U.S. Patent and Trademark Office. All other trademarks used in this report are the property of their respective owners. “Aloxi®” is a registered trademark of Helsinn Healthcare SA. “Dacogen®” is a trademark of SuperGen, Inc. “Aggrastat®” is a registered trademark of Medicure Inc. in the United States.
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
We promote products directly to physician specialists and hospitals in the United States using our own sales force. Our promoted products include Aloxi (palonosetron hydrochloride) Injection (“Aloxi”), Dacogen (decitabine) for Injection (“Dacogen”), and Gliadel (polifeprosan 20 with carmustine implant) Wafer (“Gliadel”).
The following tables set forth summary information about our marketable products and our product candidates and research pipeline:
MARKETABLE PRODUCTS

Products	Principal Indications	Status	Commercial Rights
Aloxi Injection	chemotherapy-induced nausea and vomiting (“CINV”)	Currently marketed	U.S. & Canada: MGI PHARMA

Dacogen for Injection	myelodysplastic syndromes (“MDS”)	Currently marketed	North America: MGI PHARMA Rest of World: Cilag GmbH (regulatory approvals pending)

Gliadel Wafer	Malignant glioma at time of initial surgery Glioblastoma multiforme (“GBM”)	Currently marketed	U.S.: MGI PHARMA Outside U.S.: Various collaborators

		Currently marketed	U.S.: MGI PHARMA Outside U.S.: Various collaborators

Products	Principal Indications	Status	Commercial Rights
Salagen Tablets	Symptoms of radiation-induced dry mouth in head and neck cancer patients Dry mouth, plus dry eyes outside the U.S., in Sjögren’s syndrome patients	Currently marketed	U.S.: MGI PHARMA Europe: Novartis Canada: Pfizer Rest of World: Various other collaborators

Hexalen capsules	Ovarian Cancer	Currently marketed	U.S.: MGI PHARMA Outside U.S.: Various collaborators
We believe we have a strong portfolio focused in oncology and acute care related product candidates. Our current product candidates include a mixture of late stage and earlier stage opportunities. Our late stage product candidates include two product candidates from our acute care franchise (Aloxi for post operative nausea and vomiting (“PONV”) and Aquavan (fospropofol disodium) Injection (“Aquavan”), an i.v. sedative-hypnotic agent for sedation for inpatient and outpatient diagnostic and therapeutic procedures in adult patients., obtained in our acquisition of Guilford Pharmaceuticals Inc.), oncology (Dacogen for acute myeloid leukemia (“AML”)) and oncology supportive care (Saforis Powder for Oral Suspension (“Saforis”)) products, as well as a biologics candidate, amolimogene bepiplasmid (formerly known as ZYC101a).
PRODUCT CANDIDATES AND RESEARCH PIPELINE

Products	Principal Indications	Status	Sponsor
Aloxi Injection	PONV	Phase 3 completed	Helsinn Healthcare

Aloxi Capsules	CINV	Phase 3 completed	Helsinn Healthcare

Dacogen for Injection	AML	Phase 2 & 3	MGI PHARMA

Aquavan Injection	Minimal to moderate sedation of patients undergoing brief diagnostic or surgical procedures	Phase 3 completed	MGI PHARMA

Saforis Powder for Oral Suspension	Oral mucositis	Food and Drug Administration (“FDA”) approvable letter received October 12, 2006	MGI PHARMA

amolimogene bepiplasmid (formerly known as ZYC101a)	Cervical dysplasia	Pivotal trial ongoing	MGI PHARMA

irofulven	Hormone refractory prostate cancer (“HRPC”) with capecitabine	Phase 2	MGI PHARMA
	HRPC combination with oxaliplatin	Phase 2	MGI PHARMA

ZYC300	Solid tumors	Phase 1/2	MGI PHARMA

PARP Inhibitors	Cancer chemosensitization and radiosensitization	Preclinical	MGI PHARMA

GCP II Inhibitors	Chemotherapy induced neuropathy	Preclinical	MGI PHARMA
In the third quarter of 2003, Aloxi was approved by the FDA for the prevention of acute and delayed CINV, and we began promoting it. Given the large market in which Aloxi competes and its favorable clinical profile, sales of Aloxi represented 58% of the first quarter 2007 total product sales, and the results of our operations are highly correlated to the success of this product. We obtained exclusive U.S. and Canadian license and distribution rights to Aloxi for CINV from Helsinn Healthcare SA (“Helsinn”) in April 2001. In November 2003, we and Helsinn expanded the scope of the agreement to include rights for the prevention of PONV application of Aloxi and an oral Aloxi formulation (“Aloxi Capsules”). On December 7, 2006, we and Helsinn conducted a pre- New Drug Application (“NDA”) meeting with the FDA to discuss the submission of a Supplemental New Drug Application (“sNDA”) for Aloxi for prevention of PONV to the FDA during the second quarter of 2007. This submission is based on the successful completion of two randomized, multi-center phase 3 clinical trials of Aloxi for prevention of PONV involving 1,219 patients. Both clinical trials successfully met the primary efficacy endpoint of complete response for the 0-24 hour time period following surgery. In addition, both trials achieved the secondary endpoints of complete response for the 0-48 and 0-72 hour time periods. In February 2007, Aloxi Injection received a five-year Hatch-Waxman patent term extension; therefore, the patent will now expire in 2015.

In September 2004, we obtained exclusive worldwide rights to the development, commercialization, manufacturing and distribution of Dacogen for all indications from SuperGen, Inc. Dacogen is an anti-cancer therapeutic which is approved for the treatment of patients with MDS. We received approval from the FDA to market Dacogen for the treatment of MDS on May 2, 2006. We began promoting Dacogen in the second quarter of 2006. In August 2006, the FDA and the European Medicines Agency (“EMEA”) granted Dacogen orphan drug designation for the AML indication. Dacogen continues to be an investigational anti-cancer therapeutic for the treatment of patients with AML, solid tumors and hemoglobinopathies. On July 6, 2006, we entered into a license agreement with Cilag GmbH (“Cilag”), a Johnson & Johnson company, granting exclusive development and commercialization rights for Dacogen in all territories outside North America to Janssen-Cilag companies, members of the Johnson & Johnson family of companies.
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
In March 2006, the Aquavan pivotal program was initiated. This program consists of two randomized, double-blind, multicenter phase 3 trials and an open label safety study. The first phase 3 trial of 300 patients undergoing colonoscopy was completed successfully and achieved its primary endpoint. The second phase 3 trial was completed in the first quarter of 2007. This trial, which had enrollment of 252 patients undergoing bronchoscopy, successfully met is primary and secondary endpoints. The primary endpoint of both trials is sedation success. Secondary endpoints include treatment success, amnestic effect, recovery, and patient willingness to be treated again. In addition to the two phase 3 trials, an open label, multi-center safety study has completed enrollment of 122 patients undergoing minor procedures, including arthroscopy, bunionectomy, dilation and curettage, upper endoscopy, hysteroscopy, lithotripsy, arterio-venous shunt placement, and trans-esophageal echocardiograms. The goal of this study was to assess the safety of Aquavan in a variety of minor procedures. We expect to submit an NDA for Aquavan in the third quarter of 2007.
Saforis, an oral formulation of glutamine in a proprietary delivery system designed to increase uptake of glutamine by the oral mucosa, is an investigational drug for the prevention and treatment of oral mucositis in patients receiving mucotoxic cancer therapy. On October 12, 2006, we received an approvable letter from the FDA indicating that Saforis is approvable, and requesting an additional phase 3 trial to confirm the efficacy of Saforis in the proposed indication. While an approvable letter is a significant step in the drug approval process, approval from the FDA is still required to market the product in the United States. We are currently evaluating our options to maximize the value of Saforis.
Results of Operations
The three months ended March 31, 2007 compared to the three months ended March 31, 2006:
Revenues
Total revenues in the three months ended March 31, 2007 increased 6% over total revenues in the three months ended March 31, 2006.

	Three Months Ended March 31,
(in thousands)	2007	2006	Change	% Change
Product sales:
Aloxi Injection	$47,317	$63,300	$(15,983)	(25)%
Dacogen	23,097	—	23,097	N/A
Gliadel Wafer	9,733	9,664	69	1
Other	1,431	4,561	(3,130)	(69)

Total product sales	81,578	77,525	4,053	5

Licensing and other	1,630	678	952	140

Total revenues	$83,208	$78,203	$5,005	6%

Product Sales: Product sales revenue in the three months ended March 31, 2007 increased 5% over product sales for the comparable period in 2006. The primary reasons for the increase were the addition of Dacogen product sales offset by a decrease in Aloxi product sales in connection with the introduction of generic ondansetron in the fourth quarter of 2006. Additional information relating to specific product sales is as follows.
•	Aloxi net sales revenue was $47.3 million, or 58%, and $63.3 million, or 82% of our product sales revenue for the three months ended March 31, 2007 and 2006, respectively.

•	Dacogen net sales revenue was $23.1 million, or 28% of our product sales revenue for the three months ended March 31, 2007. We began our commercial launch of Dacogen during the second quarter of 2006 and therefore did not have sales of Dacogen for the three months ended March 31, 2006.

•	Gliadel net sales revenue was $9.7 million, or 12%, and $9.7 million, or 12% of our product sales revenue for the three months ended March 31, 2007 and 2006, respectively.
At March 31, 2007, we estimate the inventory levels in the distribution channel utilized by the Company was materially unchanged when compared to inventory levels at December 31, 2006. These estimates are based on inventory levels provided by our wholesalers, historical and current sales trends and the timing of chargeback claims.

Licensing and other: Licensing and other revenue increased 140% to $1.6 million in the three months ended March 31, 2007 from $0.7 million in the three months ended March 31, 2006. Licensing revenue is a combination of deferred revenue amortization that is recognized over the term of the underlying arrangement and royalties that are recognized when the related sales occur. This increase is a result of revenue from the Dacogen license agreement with Cilag, grant related revenue, and other miscellaneous activities. Future licensing revenue will fluctuate from quarter to quarter depending on the level of recurring royalty generating activities and changes in amortization of deferred revenue, including the initiation or termination of licensing arrangements.
Costs and Expenses

	Three Months Ended March 31,
(in thousands)	2007	2006	Change	% Change
Costs and expenses:
Cost of sales	$27,606	$28,342	$(736)	(3)%
Selling, general and administrative	37,321	31,519	5,802	18
Research and development	17,002	22,967	(5,965)	(26)
Restructuring	381	—	381	N/A

Total	$82,310	$82,828	$(518)	N/A

Cost of sales: Cost of sales as a percentage of product sales was 34% for the three months ended March 31, 2007. This compares to cost of sales as a percentage of product sales of 37% for the comparable period in 2006. This decrease is primarily a result of a change in sales mix; increased sales of higher profit margin Dacogen and decreased sales of lower profit margin Aloxi. Cost of sales may vary from quarter to quarter depending on the product mix and production costs.
Selling, general and administrative: Selling, general and administrative expenses increased 18% to $37.3 million in the three months ended March 31, 2007 from $31.5 million in the three months ended March 31, 2006. The increase is primarily a result of additional stock-based compensation of $3.0 million and $1.5 million related to Dacogen promotional costs and increased funding of the sales force.
Research and development: Research and development expense decreased 26% to $17.0 million in the three months ended March 31, 2007 from $23.0 million in the three months ended March 31, 2006. Research and development activities related to SNDC totaling $2.4 million are included for the three months ended March 31, 2006. The impact of these expenses is absorbed by the minority interest prior to computing pre-tax net loss. For the three months ended March 31, 2007, there are no SNDC related costs included in research and development expenses. The remaining decrease primarily represents a $2.0 million reduction in employee costs in connection with the 2006 restructuring and the conclusion of certain clinical trials for Aquavan and Dacogen.
     Restructuring: On October 24, 2006, MGI implemented a plan of organizational restructuring (the “Plan”, approved by management on October 20, 2006) in order to better align our workforce and resources with our operational objectives. Under the Plan, we have lowered our cost structure by (i) reducing total workforce by approximately 14%, or 76 positions, (ii) consolidating drug development functions at one location, and (iii) in connection with that consolidation, relocating approximately 5 positions. We are also reviewing plans to consolidate our Baltimore operations from two facilities to one facility. We have not yet recorded any restructuring charges related to this facility consolidation. We estimate that, under the Plan, we will incur approximately $3.8 million of costs for severance benefits. We expensed $3.0 million of these costs in the year ended December 31, 2006 and $0.4 million in the three months ended March 31, 2007. We expect the remaining approximately $0.4 million to be expensed in 2007.
Interest Income and Expense and Other Income

	Three Months Ended March 31,
(in thousands)	2007	2006	Change	% Change
Interest income	$2,065	$1,156	$909	79%
Interest expense	(1,876)	(1,997)	121	6
Other income	(27)	181	(208)	NM	*

Total	$162	$(660)	$822	NM	*

*	Not Meaningful
Interest Income: Interest income increased 79% to $2.1 million in the three months ended March 31, 2007 from $1.2 million in the three months ended March 31, 2006. The increase was due to an increase in the average amount of funds available for investment, $161.6 million and $105.7 million for the three months ended March 31, 2007 and 2006, respectively, as well as an increase in the effective interest rates received on our cash and marketable investments, 5.31% and 3.79% for the three months ended March 31, 2007 and 2006, respectively. Interest income for 2007 will fluctuate depending on the timing of cash flows and changes in interest rates for marketable investments.

Interest Expense: Interest expense decreased 6% to $1.9 million in the three months ended March 31, 2007 from $2.0 million in the three months ended March 31, 2006. Interest expense for the three months ended March 31, 2007 and 2006 primarily relates to the convertible notes issued by MGI in March 2004.
Other income: In the acquisition of Guilford, we acquired warrants issued by Guilford to investors in Symphony Neuro Development Company (“SNDC”) and warrants that had been issued by Guilford to investors in connection with a Private Investment in Public Equity transaction (“PIPE”). The SNDC and PIPE warrants are classified as liabilities and are measured at fair value, with changes in fair value reported in earnings. The change in fair value of these warrant liabilities for the three months ended March 31, 2007 and 2006 was $(53,000) and $181,000, respectively. The change for the three months ended March 31, 2007 is offset by a foreign currency gain of $26,000.
Provision for Income Taxes
The tax expense for the three months ended March 31, 2007 was $359,000 and represents state income tax and alternative minimum tax. Our ability to achieve profitable operations is dependent upon our continued successful commercialization of Aloxi, Dacogen, and Gliadel among other things, and therefore, we continue to maintain a valuation allowance against our deferred tax assets. If and when it is judged to be more-likely-than-not that we will be able to utilize our deferred tax assets, to the extent the valuation allowance does not relate to the deferred tax assets acquired in the Guilford, Zycos and Aesgen transactions, or stock-based compensation, the valuation allowance will be reduced, and a tax benefit will be recorded. The removal of the valuation allowance relating to the deferred tax assets acquired in the Guilford, Zycos and Aesgen acquisitions will first reduce to zero the remaining carrying value of goodwill, identifiable intangible assets, and long-lived assets related to those acquisitions and then reduce income tax expense. The deferred tax assets acquired in the Guilford, Zycos and Aesgen transactions include net operating loss carry forwards and research and development credit carry forwards, all of which are subject to ownership change limitations and may also be subject to various other limitations on the amounts utilized. Tax benefits related to stock-based compensation deductions will be recognized as an increase to additional paid-in capital when the tax deductions reduce future income taxes payable. Then for subsequent tax periods, our tax provision would likely reflect normal statutory tax rates, and utilization of our deferred tax attributes would reduce our deferred tax asset balance. The timing of this valuation allowance adjustment is primarily dependent upon continued growth in sales of Aloxi, Dacogen, and Gliadel, and the demonstration of a number of consecutive quarters of profitability.
Net Income (Loss)
We reported net income (loss) of $0.7 million and $(2.8) million for the three months ended March 31, 2007 and 2006, respectively. The primary reasons for the increase in net income for the three months ended March 31, 2007 were the addition of $23.1 million of Dacogen product sales offset by a reduction of $16.0 million in Aloxi product sales and decreased research and development cost of $6.0 million offset by increased selling, general and administrative costs of $5.8 million.
Liquidity and Capital Resources
At March 31, 2007, we had cash, cash equivalents and unrestricted marketable debt investments of $161.1 million and working capital of $219.1 million, compared with $162.7 million and $204.2 million, respectively, at December 31, 2006. In October 2006, we entered into a 3-year, $75 million revolving line of credit with an option to increase the facility to $100 million. As of March 31, 2007, there were no borrowings under this revolving credit facility.
We have primarily funded our operations through revenues from the sales of our commercialized products (Aloxi, Dacogen, Gliadel, and other products) and the issuance of equity securities and senior subordinated convertible notes. We have also funded operations through collaborative and partnering agreements and through proceeds from loans or other borrowings. Any, or all, of these financing vehicles or others may be utilized to fund our future capital requirements.
Activities of SNDC
The activities of SNDC are reported in our Condensed Consolidated Statement of Cash Flows for the three months ended March 31, 2006 due to our requirement to consolidate the variable interest entity in accordance with FASB Interpretation No. 46R, “Consolidation of Variable Interest Entities” as we were deemed to be the primary beneficiary of SNDC. In the second quarter of 2006, we terminated the purchase option agreement with SNDC and as a result ceased to be the primary beneficiary of SNDC, therefore we are no longer required to consolidate its financial results with ours. SNDC activities had no impact on our net decrease in cash and cash equivalents during the period. Further, the impact of SNDC on our Condensed Consolidated Statement of Cash Flow classifications is not indicative of our historical or ongoing operations.
The impact to net cash used in operating activities for the three months ended March 31, 2006 was a $1.6 million decrease from SNDC’s usage of working capital and a $2.4 million decrease in minority interest related to SNDC. The impact to net cash used in investing activities for the three months ended March 31, 2006 was $4.0 million in maturity of investments held by SNDC.

Net Cash Used in Operating Activities
Net cash used in operations was $7.9 million and $1.6 million for the three months ended March 31, 2007 and 2006, respectively. The 2007 cash used in operations was primarily the result of a $21.6 million decrease in accounts payable and accrued expenses due to employee bonus and other compensation related payments, reductions in research and development and marketing accruals, and an interest payment on the convertible debt, a $1.8 million increase in accounts receivable due to increased customer receivables reduced by increased Aloxi customer chargebacks, offset by a $3.0 million decrease in inventory due to a decrease in Aloxi inventory and a $3.6 million decrease in other assets due primarily to the collection of a non-trade receivable. Additional items impacting cash used in operations include $0.7 million of net income and non cash items including $2.8 million in depreciation and intangible amortization and $5.9 million of employee stock compensation expense. The 2006 cash used in operations was the result of a $15.1 million decrease in accounts payable and accrued expenses offset by a $7.6 million decrease in receivables and an $8.0 million decrease in inventory. Additional items impacting cash used in operations include $2.8 million in net loss plus non cash items including $2.3 million in depreciation and intangible amortization and $2.0 million of employee stock compensation expense.
Net Cash Used in Investing Activities
Net cash used in investing was $19.0 million and $21.9 million for the three months ended March 31, 2007 and 2006, respectively. The 2007 cash used in investing activities was primarily the result of net cash outflow of $18.5 million related to the purchase and maturity of available for sale investments and $0.6 million of equipment, furniture and leasehold improvement purchases. The 2006 cash used in investing activities was primarily the result of a net cash outflow of $50.6 million related to the purchase and maturity of available for sale investments offset by a cash inflow of $27.2 million related to the maturity of held-to-maturity investments, and $2.5 million of equipment, furniture and leasehold improvement purchases. Cash provided by or used in investing activities will fluctuate due to investments in acquisitions, in-licensing and the timing of purchases and maturities of investments.
Net Cash Provided by Financing Activities
Net cash provided by financing was $6.7 million and $5.3 million for the three months ended March 31, 2007 and 2006, respectively. The 2007 cash provided by financing activities was the result of the $3.0 million from the maturing of restricted investments and $3.8 million from the issuance of shares under stock plans offset by $0.1 million in long term debt payments. The 2006 cash provided by investing activities was due to net proceeds of $2.7 million from issuance of shares under stock award plans and $2.9 million from maturing of restricted investments.
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
Our capital needs may exceed the capital available from our future operations, collaborative arrangements, revolving line of credit and existing liquid assets. Our future capital requirements and liquidity will depend on many factors, including but not limited to:
•	the revenue from Aloxi, Dacogen, Gliadel, and our other products;

•	the future expenditures we may make to increase revenue from our products;

•	the progress of our research and development programs;

•	the progress of pre-clinical and clinical testing;

•	the time and cost involved in obtaining regulatory approval;

•	the cost of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights;

•	the changes in our existing research relationships, competing technological and marketing developments;

•	our ability to establish collaborative arrangements and to enter into licensing agreements and contractual arrangements with others;

•	the conversion of our senior subordinated convertible notes;

•	the costs of additional product or product candidate acquisitions or business combinations; and

•	any future change in our business strategy.
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
Impact of Recently Issued Accounting Standards
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
Application of Critical Accounting Policies and Estimates
Income Taxes: MGI adopted the provisions of FASB Interpretation No. 48 (“FIN 48”) Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109, on January 1, 2007. The implementation of FIN 48 resulted in no adjustment to the liability for unrecognized benefits. As of the date of adoption the total amount of unrecognized tax benefits was $12.3 million, of which $2.7 million relate to benefits that would impact the annual effective tax rate if recognized, assuming we did not recognize a valuation against deferred tax assets. However since we maintain a valuation allowance against our deferred tax assets, the total amount of unrealized tax benefits that would impact the annual effective tax rate if realized is $0.4 million. Included in the total liability for unrecognized tax benefits is $0.1 million in interest and penalties, both of which we recognize as a component of income tax expense.
We or one of our subsidiaries files income tax returns in Minnesota, Maryland, Massachusetts and various other states and foreign jurisdictions. With few exceptions, we are subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years after 1992. The Internal Revenue Service (“IRS”) commenced an examination of one of our subsidiary’s U.S. income tax return for 2004 in the fourth quarter of 2006 that is anticipated to be completed by the end of the second quarter of 2007. We do not anticipate the adjustments would result in a material change to our financial position. Additionally, we do not anticipate that any payment will be made with respect to the examination.
See our most recent Annual Report filed on Form 10-K for the year ended December 31, 2006 for a complete discussion of our critical accounting policies.

Item 3.
Quantitative and Qualitative Disclosures About Market Risk
Our operations are not subject to risks of material foreign currency fluctuations, nor do we use derivative financial instruments in our treasury practices. We place our marketable investments in instruments that meet high credit quality standards, as specified in our investment policy guidelines. We do not expect material losses with respect to our investment portfolio or exposure to market risks associated with interest rates. The favorable impact on our net income as a result of a 25, 50 or 100 basis point (where 100 basis points equals 1%) increase in short-term interest rates would be approximately $0.4 million, $0.8 million or $1.6 million annually based on our cash, cash equivalents and marketable investment balances at March 31, 2007.
Equity Price Risk
We invest in equity securities that are subject to fluctuations in market value. We classify our equity securities as available for sale. Any changes in the fair value in these securities would be reflected in our accumulated other comprehensive income (loss) as a component of stockholders’ equity. The table below summarizes our equity price risk and shows the effect of a hypothetical increase or decrease in market prices as of March 31, 2007 on the estimated fair value of our consolidated equity portfolio. The selected hypothetical changes do not indicate what could be the potential best or worst case scenarios (dollars in thousands):

				Hypothetical Percentage
	Estimated Fair Value at	Hypothetical Price	Estimated Fair Value after	Increase (Decrease) in
	March 31, 2007	Change	Hypothetical Price Change	Stockholders’ Equity
Equity Securities	$29,058	10%	$31,964	2.7%
		(10)%	26,152	(2.7)%
		20%	34,870	5.4%
		(20)%	23,246	(5.4)%
		30%	37,775	8.1%
		(30)%	20,341	(8.1)%
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

PART II – OTHER INFORMATION
Item 1A. Risk Factors
Item 1A (“Risk Factors”) of MGI PHARMA’s Annual Report on Form 10-K for the year ended December 31, 2006 sets forth information relating to important risks and uncertainties that could adversely affect our business, financial condition or operating results. Those risk factors continue to be relevant to an understanding of our business, financial condition and operating results.
Item 6. Exhibits

Exhibit
No.	Description

10.1	Form of Executive Termination Agreement (filed herewith).

31.1	Certification of Leon O. Moulder, Jr. Pursuant to Rule 13a-14(a) (Section 302 of the Sarbanes-Oxley Act of 2002).

31.2	Certification of William F. Spengler Pursuant to Rule 13a-14(a) (Section 302 of the Sarbanes-Oxley Act of 2002).

32.1	Certification of Leon O. Moulder, Jr. Pursuant to 18 U.S.C. (S) 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of William F. Spengler Pursuant to 18 U.S.C. (S) 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MGI PHARMA, INC.

Date: April 27, 2007	By:	/s/ William F. Spengler

William F. Spengler
Executive Vice President and Chief Financial Officer
(principal financial officer, and duly authorized officer)