Form 10-Q
period 2007-06-30
MGI PHARMA INC
filed 2007-07-27
CIK 702131

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $.01 par value (Class)	79,996,695 shares (Outstanding at July 23, 2007)

MGI PHARMA, INC.
FORM 10-Q INDEX

Page
Number
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Condensed Consolidated Balance Sheets – June 30, 2007 and December 31, 2006	3

Condensed Consolidated Statements of Operations – Three and Six Months Ended June 30, 2007 and 2006	4

Condensed Consolidated Statements of Cash Flows –Six Months Ended June 30, 2007 and 2006	5

Notes to Condensed Consolidated Financial Statements	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	12

Item 3. Quantitative and Qualitative Disclosures About Market Risk	19

Item 4. Controls and Procedures	19

PART II. OTHER INFORMATION

Item 1A. Risk Factors	20

Item 4. Submission of Matters to a Vote of Security Holders	20

Item 6. Exhibits	20

SIGNATURES	21

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
MGI PHARMA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(in thousands, except share data)

		December 31,
	June 30,	2006
	2007	(Revised)*
ASSETS
Current assets:
Cash and cash equivalents	$24,556	$41,024
Short-term marketable investments	135,581	121,719
Restricted marketable investments	—	2,957
Receivables, less contractual allowances and allowance for bad debts of $51,902 and $28,149 as of June 30, 2007 and December 31, 2006, respectively	103,813	84,464
Inventories	41,260	40,293
Other current assets	10,679	9,276

Total current assets	315,889	299,733

Restricted cash	500	500
Long-term marketable investments	30,271	28,024
Equipment, furniture and leasehold improvements, at cost less accumulated depreciation of $8,756 and $7,170 as of June 30, 2007 and December 31, 2006, respectively	11,126	10,119
Debt issuance costs, less accumulated amortization of $4,097 and $3,365 as of June 30, 2007 and December 31, 2006, respectively	4,925	5,634
Intangible assets, at cost less accumulated amortization of $20,408 and $16,412 as of June 30, 2007 and December 31, 2006, respectively	75,126	79,122
Goodwill	53,593	53,593
Other assets	6,585	6,250

Total assets	$498,015	$482,975

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$10,438	$13,627
Accrued expenses	69,771	77,156
Current portion of long-term debt	132	179
Deferred revenue	3,174	3,076

Other current liabilities	589	1,522

Total current liabilities	84,104	95,560

Noncurrent liabilities:
Senior subordinated convertible notes, face value of $349,500 net of unamortized discount of $87,828 as of June 30, 2007 and December 31, 2006	261,672	261,672
Other long-term debt, net of current portion	99	166
Deferred revenue, net of current portion	16,343	16,636
Other noncurrent liabilities	3,653	3,006

Total noncurrent liabilities	281,767	281,480

Total liabilities	365,871	377,040

Stockholders’ equity:
Preferred stock, 10,000,000 authorized and unissued shares	—	—
Common stock, $.01 par value, 140,000,000 authorized shares, 79,962,701 and 79,195,318 issued and outstanding shares, as of June 30, 2007 and December 31, 2006, respectively	800	792
Additional paid-in capital	597,018	575,867
Accumulated other comprehensive income	12,105	9,857
Accumulated deficit	(477,779)	(480,581)

Total stockholders’ equity	132,144	105,935

Total liabilities and stockholders’ equity	$498,015	$482,975

See accompanying Notes to Condensed Consolidated Financial Statements.
*Refer to Footnote 12 for complete discussion on the revision to the December 31, 2006 consolidated balance sheet.

MGI PHARMA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
(in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Revenues:
Product sales	$90,949	$86,190	$172,527	$163,715
Licensing and other	2,092	963	3,722	1,641

	93,041	87,153	176,249	165,356

Costs and expenses:
Cost of sales	29,455	33,813	57,061	62,155
Selling, general and administrative	44,306	35,463	81,627	66,985
Research and development	17,132	28,192	34,134	51,157
Restructuring	(208)	—	173	—

	90,685	97,468	172,995	180,297

Income (loss) from operations	2,356	(10,315)	3,254	(14,941)

Interest income	1,909	1,361	3,974	2,517
Interest expense	(1,874)	(1,925)	(3,750)	(3,922)
Other-than-temporary impairment of investment	—	(9,880)	—	(9,880)
Other income (expense)	60	(126)	33	55

Income (loss) before minority interest and income taxes	2,451	(20,885)	3,511	(26,171)
Minority interest	—	1,450	—	3,881

Income (loss) before income taxes	2,451	(19,435)	3,511	(22,290)
Provision (benefit) for income taxes	350	—	709	(47)

Net income (loss)	$2,101	$(19,435)	$2,802	$(22,243)

Net income (loss) per common share:
Basic	$0.03	$(0.25)	$0.04	$(0.29)
Diluted	$0.03	$(0.25)	$0.03	$(0.29)

Weighted average number of common shares outstanding:
Basic	79,833	78,210	79,641	78,000
Diluted	82,436	78,210	82,083	78,000
See accompanying Notes to Condensed Consolidated Financial Statements.

MGI PHARMA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(in thousands)

	Six Months Ended June 30,
	2007	2006
OPERATING ACTIVITIES:
Net income (loss)	$2,802	$(22,243)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and intangible amortization	5,582	5,385
Benefit plan contribution	—	915
Employee stock compensation expense	12,978	3,918
Excess tax benefits from stock-based compensation	(174)	(107)
Other-than-temporary impairment of investment	—	9,880
Amortization of non-cash financing charges	730	581
Minority interest related to SNDC	—	(3,881)
Other	216	259
Change in assets and liabilities:
Receivables	(19,349)	(2,943)
Inventories	(967)	10,971
Other assets	(1,738)	430
Accounts payable and accrued expenses	(8,682)	(4,167)
Deferred revenue	(195)	1,388
Other liabilities	(286)	(636)
SNDC working capital	—	(1,017)

Net cash used in operating activities	(9,083)	(1,267)

INVESTING ACTIVITIES:
Purchase of available for sale investments	(802,747)	(481,835)
Maturity of available for sale investments	788,885	424,151
Maturity of held-to-maturity investments	—	37,000
Maturity of investments held by SNDC	—	14,533
Distribution of SNDC funds to SNDC investors	—	(9,635)
Purchase of equipment, furniture and leasehold improvements	(2,593)	(4,083)
Dacogen license agreement milestone payment	—	(20,000)
Other	—	727

Net cash used in investing activities	(16,455)	(39,142)

FINANCING ACTIVITIES:
Maturity of restricted marketable securities held by trustee for debt service	2,957	2,865
Issuance cost of revolving credit facility	(21)	—
Cash consideration from issuance of shares under stock plans	6,073	4,953
Excess tax benefits from stock-based compensation	174	107
Payments on long-term debt	(113)	(1,300)

Net cash provided by financing activities	9,070	6,625

Decrease in cash and cash equivalents	(16,468)	(33,784)
Cash and cash equivalents at beginning of period	41,024	51,136

Cash and cash equivalents at end of period	$24,556	$17,352

Supplemental disclosure of cash information:
Cash paid for interest	$3,008	$3,072
Cash paid for taxes	$—	$—
See accompanying Notes to Condensed Consolidated Financial Statements.

MGI PHARMA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
1. Basis of Presentation
In the opinion of management, the accompanying unaudited Condensed Consolidated Financial Statements (“consolidated financial statements”) of MGI PHARMA, INC. and its wholly owned subsidiaries (collectively, “we,” “MGI,” “MGI PHARMA,” or “Company”) have been prepared on a consistent basis with the December 31, 2006 audited consolidated financial statements and include all adjustments, consisting of only normal recurring adjustments, necessary to fairly present the information set forth therein. The consolidated financial statements have been prepared in accordance with the regulations of the Securities and Exchange Commission (“SEC”), and, therefore, omit certain information and footnote disclosure necessary to present the statements in accordance with U.S. generally accepted accounting principles. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in MGI PHARMA’s Annual Report on Form 10-K for the year ended December 31, 2006, which was filed with the SEC on March 1, 2007. Certain amounts reported in previous periods have been reclassified to conform to the current period presentation. The results of operations for the first six months of 2007 are not necessarily indicative of the results to be expected for the entire fiscal year or any future period.
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
Concentration of Revenue Risk: For the three and six months ended June 30, 2007, we had three and two customers, respectively, who individually accounted for more than 10% of our product sales. In total, these customers accounted for 69% and 67% of product sales for the three and six months ended June 30, 2007, respectively. Customer credit-worthiness is routinely monitored and collateral is not normally required.
Concentration of Supply Risk: We depend on a sole supplier for Aloxi injection (“Aloxi”) and on a sole supplier for the active pharmaceutical ingredients for Dacogen (decitabine) for Injection (“Dacogen”). A separate sole supplier provides us with the “fill and finish” manufacturing services for Dacogen. For the three and six months ended June 30, 2007, Aloxi accounted for 53% and 55% and Dacogen accounted for 33% and 31% of our product sales, respectively. If these suppliers are unable to meet our demand, we may be unable to provide Aloxi or Dacogen for commercial sale.
Income Taxes: MGI adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48 (“FIN 48”) Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109, on January 1, 2007. The implementation of FIN 48 resulted in no adjustment to the liability for unrecognized benefits. As of the date of adoption the total amount of unrecognized tax benefits was $12.3 million, of which $2.7 million relate to benefits that would impact the annual effective tax rate if recognized, assuming we did not recognize a valuation against deferred tax assets. However because we maintain a valuation allowance against our deferred tax assets, the total amount of unrealized tax benefits that would impact the annual effective tax rate if realized is $0.4 million. Included in the total liability for unrecognized tax benefits is $0.1 million in interest and penalties, both of which we recognize as a component of income tax expense.
We file a United States federal income tax return and we or one of our subsidiaries files income tax returns in Minnesota, Maryland, Massachusetts and various other states and foreign jurisdictions. With few exceptions, we are subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years after 1992. The Internal Revenue Service (“IRS”) commenced an examination of one of our subsidiary’s U.S. income tax return for 2004 in the fourth quarter of 2006. That examination was completed in the second quarter of 2007 and did not result in a material change to our financial position. Additionally, we did not make any payment with respect to the examination.

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
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” which provides companies with an option to report selected financial assets and liabilities at fair value. The standard’s objective is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective for Fiscal Years Beginning after November 15, 2007. We are currently evaluating the potential impact of this statement on our consolidated financial statements.
2. Stock Incentive Plans
Under the Company’s stock incentive plans, designated persons (including officers, directors, employees, licensors and consultants) have been or may be granted rights to acquire our common stock. These rights include stock options, restricted stock, restricted stock units and other equity rights. Restricted stock and restricted stock units become exercisable over varying periods, generally two to four years. Stock options become exercisable over varying periods, generally four years, and generally expire up to seven years from the date of grant. Options may be granted in the form of incentive stock options or nonqualified stock options. When options are exercised, shares are issued from our authorized shares. At June 30, 2007, shares issued and shares available under stock incentive plans are as follows:

	Shareholder		Total
	Approved	Other	For All
(in thousands, except exercise price)	Plans	Plans	Plans
Shares issuable under outstanding awards	11,764	39	11,803
Shares available for future issuance	5,348	—	5,348

Total	17,112	39	17,151

Average exercise price for outstanding options	$17.89	$5.09	$17.84
On January 1, 2006, we adopted the fair value recognition provisions of SFAS No. 123R using the modified prospective method. As a result, for the three and six months ended June 30, 2007 and 2006, our results of operations reflect compensation expense for new stock options and awards granted and vested under our stock incentive plans, and the unvested portion of previous stock option and award grants which vested during the three and six months ended June 30, 2007 and 2006. Amounts recognized in the financial statements related to stock-based compensation were as follows:

	Three months ended		Six months ended
	June 30,		June 30,
(in thousands, except per share data)	2007	2006	2007	2006
Amounts charged against earnings (loss), before income tax benefits	$7,104	$1,955	$12,978	$3,918
Stock-based compensation expense was reflected in the statement of operations as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Selling, general, and administrative	$5,444	$1,388	$9,945	$2,855
Research and development	1,660	567	3,033	1,063

Total	$7,104	$1,955	$12,978	$3,918

The following assumptions were used to estimate the fair value of options granted during the three and six months ended June 30, 2007 and 2006 using the Black-Scholes option-pricing model:

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Expected dividend yield	0%	0%	0%	0%
Risk-free interest rate	4.64%	5.08%	4.64 – 4.72%	4.69 - 5.08%
Expected volatility	0.42	0.41	0.42	0.41 - 0.43
Expected life, in years	5.40 – 6.02	5.38 - 6.65	5.40 – 6.66	5.38 - 6.65
As of June 30, 2007, there was $33.7 million of total unrecognized compensation expense. That cost is expected to be recognized over a weighted-average period of 1.6 years.
3. Net Income (Loss) Per Common Share
Net income (loss) per common share for the three and six month periods ended June 30, 2007 and 2006 is based on weighted average shares outstanding as summarized in the following table:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
(in thousands)
Weighted-average shares – basic	79,833	78,210	79,641	78,000
Effect of dilutive share-based awards	2,603	—	2,442	—
Effect of convertible debt	—	—	—	—

Weighted-average shares — assuming dilution	82,436	78,210	82,083	78,000

Weighted-average shares issuable upon the exercise of stock options, which were not included in the diluted earnings per share calculation because they were not dilutive, were 5.1 million and 9.8 million for the three month periods ended June 30, 2007 and 2006, respectively, and 4.9 million and 9.8 million for the six month periods ended June 30, 2007 and 2006, respectively. The potential dilutive shares related to our senior subordinated convertible notes issued in March 2004 are excluded from our diluted net income (loss) per share for the three and six months ended June 30, 2007 and 2006 because their inclusion in a calculation of net income (loss) per share would be antidilutive. When dilutive, our diluted shares outstanding will be increased by up to 8.3 million shares and the net earnings (loss) used for earnings per share calculations would be adjusted, using the if-converted method. The Company estimates it would need to record annual net income of approximately $70.1 million, or quarterly net income of approximately $17.6 million, in order for the inclusion of the convertible debt to be dilutive to earnings per share.
4. Marketable Investments
Marketable investments consist of available-for-sale debt investments (reported at amortized cost, which approximates fair value) and available-for-sale, publicly traded, equity securities (reported at fair value). Unrealized gains or losses from the available-for-sale, marketable securities are included in “Accumulated Other Comprehensive Income (Loss)” as a separate component of stockholders’ equity. Marketable investments as of June 30, 2007 and December 31, 2006 are summarized in the following table:

	June 30,	December 31,
(in thousands)	2007	2006
Short-term marketable investments:
Auction rate securities (classified as available-for-sale)	$135,581	$121,719
Long-term marketable investments:
Equity securities (classified as available-for-sale)	$30,271	$28,024
Restricted marketable investments of $3.0 million at December 31, 2006, consist of United States government investments and certificates of deposit, and relate to the issuance of convertible debt in March 2004. As of June 30, 2007, MGI had no restricted marketable investments.
In September 2004, we acquired four million shares of SuperGen, Inc. (“SuperGen”) as part of a transaction that included obtaining the worldwide licensing rights for Dacogen. The investment is accounted for as long-term available for sale marketable securities. As such, unrealized gains and losses have been reported in accumulated other comprehensive income (loss). As of June 30, 2006, the fair value of MGI’s investment in SuperGen was $14.5 million and had been below our cost basis of $24.4 million for over six months. As a result, we determined that an other-than-temporary impairment had occurred and in accordance with SFAS 115 “Accounting for Certain Investments in Debt and Equity Securities”, the Company recorded an other-than-temporary impairment charge of $9.9 million in the second quarter of 2006. As of June 30, 2007, the fair value of our SuperGen investment was $22.2 million.
We also own 2,181,398 shares of MethylGene Inc. (“MethylGene”), a Canada-based biopharmaceutical company. MethylGene completed its initial public offering and began trading publicly on the Toronto Stock Exchange on June 29, 2004. MGI’s carrying value of the MethylGene investment prior to MethylGene’s initial public offering was $3.6 million. As of June 30, 2007, the fair value of our MethylGene investment was $8.0 million.
The unrealized gains (losses) for available for sale equity securities reported in accumulated other comprehensive income (loss) as of June 30, 2007 and December 31, 2006 are summarized as follows:

June 30, 2007
		Gross	Gross
		Unrealized	Unrealized	Fair
(in thousands)	Cost Basis	Gains	Losses	Value
Equity Securities (classified as available for sale)	$18,166	$12,105	$—	$30,271

December 31, 2006
		Gross	Gross
		Unrealized	Unrealized	Fair
(in thousands)	Cost Basis	Gains	Losses	Value
Equity Securities (classified as available for sale)	$18,166	$9,858	$—	$28,024
5. Inventories
Inventories at June 30, 2007 and December 31, 2006 are summarized as follows:

	June 30,	December 31,
(in thousands)	2007	2006
Raw materials and supplies	$551	$705
Work in process	1,196	885
Finished products	39,280	38,484
Inventory on consignment	233	219

Total	$41,260	$40,293

Inventories are stated at the lower of cost or market, with costs approximating the first-in, first-out method.
6. Accrued Expenses
Accrued expenses at June 30, 2007 and December 31, 2006 are summarized as follows:

	June 30,	December 31,
(in thousands)	2007	2006 (Revised)
Product rebate, administrative, and other fees	$17,485	$16,590
Employee compensation	14,818	17,346
License fees	11,571	8,619
Product development	5,891	11,412
Other	20,006	23,189

Total	$69,771	$77,156

7. Stockholders’ Equity
Changes in selected Stockholders’ equity accounts for the six months ended June 30, 2007 were as follows:

	Common Stock			Accumulated
			Additional	other
			paid-in	comprehensive
(in thousands)	Shares	Par value	capital	income (loss)

Balance at December 31, 2006	79,195	$792	$575,867	$9,857
Stock compensation plans, including income tax benefit of $174	664	7	19,337	—
Employee benefit plan contribution	104	1	1,814	—
Unrealized gain on available for sale equity securities	—	—	—	2,247
Foreign currency translation adjustment	—	—	—	1

Balance at June 30, 2007	79,963	$800	$597,018	$12,105

8. Research and Development Expense
Research and development expense for the three and six month periods ended June 30, 2007 and 2006 consists of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
(in thousands)
License fees	$68	$50	$188	$50
Other research and development	17,064	28,142	33,946	51,107

Total	$17,132	$28,192	$34,134	$51,157

In July 2007, the FDA accepted the filing of the Supplemental New Drug Application (“sNDA”) for Aloxi for prevention of PONV and established a Prescription Drug User Fee Act (“PDUFA”) date of March 4, 2008. In connection with the FDA acceptance of the

sNDA, MGI will recognize a $5.0 million milestone payment to Helsinn Healthcare SA as a part of research and development expense in the third quarter of 2007.
9. Comprehensive Income (Loss)
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
(in thousands)
Net income (loss), as reported	$2,101	$(19,435)	$2,802	$(22,243)
Unrealized gain (loss) from securities classified as available for sale	1,212	351	2,247	(3,621)
Recognition of other-than-temporary impairment from securities classified as available for sale	—	—	—	9,880
Foreign currency translation adjustment	1	3	1	3

Comprehensive income (loss)	$3,314	$(19,081)	$5,050	$(15,981)

10. Restructuring
The following tables summarize the activity related to the restructuring charge and liability for restructuring costs for the three and six months ended June 30, 2007:

Three months ended
(in thousands)	June 30, 2007
Liability for restructuring costs at March 31, 2007, as reported	$1,731
Accruals	387
Accrual adjustments	(595)
Cash payments	(227)

Liability for restructuring costs at June 30, 2007	$1,296

Six months ended
(in thousands)	June 30, 2007
Liability for restructuring costs at December 31, 2006, as reported	$1,276
Revision made in the first quarter of 2007	939

Liability for restructuring costs at December 31, 2006, as revised	2,215
Accruals	1,028
Accrual adjustments	(855)
Cash payments	(1,092)

Liability for restructuring costs at June 30, 2007	$1,296

In the first and second quarters of 2007, accrual adjustments were made to the restructuring accrual for associates previously eligible for severance payments that either terminated employment early or accepted other positions within MGI and therefore, forfeited their severance payments.
11. Leases
We lease administrative and laboratory facilities under non-cancelable operating lease agreements in Bloomington, Minnesota; Lexington, Massachusetts; and Baltimore, Maryland. These leases contain renewal options and require us to pay operating costs, including property taxes, insurance and maintenance. In June 2007, we entered into an operating sublease agreement for an additional facility in Lexington, Massachusetts. The terms of this sublease agreement extend through October 2014.
Gross future minimum lease payments under non-cancelable operating leases, including both the current and former office facilities, are as follows:

(in thousands)
Remainder of 2007	$2,852
2008	5,727
2009	5,346
2010	4,958
2011	4,670
Thereafter	33,959

Subtotal	57,512
Less: expected receipts on sublease	(50)

Total operating lease obligations	$57,462

12. Prior Period Misstatements
In the first quarter of 2007, MGI determined that it had incorrectly accounted for certain severance related restructuring items by applying the provisions of SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” rather than SFAS No. 112, “Employers’ Accounting for Postemployment Benefits.” As a result, we understated restructuring expense and accrued liabilities as of and for the three months and year ended December 31, 2006 by $0.9 million. MGI has determined this error is immaterial to the 2006 consolidated financial statements. Under Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” (“SAB No. 108”), MGI assessed the materiality of making this correction in the current period and concluded that the correction of this misstatement in the first quarter of 2007 would be material to the consolidated financial statements. Based on these facts MGI has revised the December 31, 2006 Consolidated Balance Sheet within this filing. In addition, MGI will revise the 2006 consolidated financial statements in subsequent SEC filings. The following table shows the impact of the revision:

	December 31, 2006		December 31, 2006
	As Reported	Revision	Revised
(in thousands, except per share data)
Consolidated Statement of Operations – Year ended December 31, 2006
Cost and Expenses:
Cost of sales	$123,415	$—	$123,415
Selling, general, and administrative	148,383	—	148,383
Research and development	100,117	—	100,117
Restructuring	2,107	939	3,046

Total operating expenses	$374,022	$939	$374,961

Net loss	$(40,161)	$(939)	$(41,100)

Net loss per common share:
Basic	$(0.51)	$(0.01)	$(0.52)
Diluted	$(0.51)	$(0.01)	$(0.52)

Consolidated Statement of Operations – Three months ended December 31, 2006
Cost and Expenses:
Cost of sales	$26,378	$—	$26,378
Selling, general, and administrative	43,011	—	43,011
Research and development	27,785	—	27,785
Restructuring	2,107	939	3,046

Total operating expenses	$99,281	$939	$100,220

Net loss	$(19,643)	$(939)	$(20,582)

Net loss per common share:
Basic	$(0.25)	$(0.01)	$(0.26)
Diluted	$(0.25)	$(0.01)	$(0.26)

Consolidated Balance Sheet
Accrued expenses	$76,217	$939	$77,156
Total current liabilities	94,621	939	95,560
Total liabilities	376,101	939	377,040
Accumulated deficit	(479,642)	(939)	(480,581)
Total stockholders’ equity	$106,874	$(939)	$105,935

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
The forward-looking statements may cover, but are not necessarily limited to, the following topics: (1) efforts to market, sell and distribute Aloxi® Injection in the United States and Canada; (2) efforts to market, sell and distribute Gliadel® Wafer; (3) efforts to develop, market, sell, and distribute Dacogen® for Injection (4) the clinical development of Dacogen® for Injection, Saforis™ Powder for Oral Suspension, amolimogene bepiplasmid, Aloxi® Injection for PONV, Aquavan® Injection, and other clinical compounds; (5) efforts to secure adequate supply of the active pharmaceutical ingredients for clinical development and commercialization; (6) efforts to manufacture drug candidates for clinical development and eventual commercial supply; (7) strategic plans; (8) anticipated expenditures and the potential need for additional funds; and (9) specific guidance we give regarding our current expectations of our future operating results.
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
The following tables set forth summary information about our marketable products and our product candidates and research pipeline:
MARKETABLE PRODUCTS

Products	Principal Indications	MGI Commercial Rights
Aloxi Injection Dacogen for Injection	chemotherapy-induced nausea and vomiting (“CINV”) myelodysplastic syndrome (“MDS”)	U.S. & Canada: MGI PHARMA North America: MGI PHARMA Rest of World: Cilag GmbH (regulatory approvals pending)
Gliadel Wafer	Malignant glioma at time of initial surgery Glioblastoma multiforme (“GBM”)	U.S.: MGI PHARMA Outside U.S.: Various collaborators U.S.: MGI PHARMA Outside U.S.: Various collaborators

Products	Principal Indications	MGI Commercial Rights
Salagen Tablets	Symptoms of radiation-induced dry mouth in head and neck cancer patients Dry mouth, plus dry eyes outside the U.S., in Sjögren’s syndrome patients	U.S.: MGI PHARMA Europe: Novartis Canada: Pfizer Rest of World: Various other collaborators
Hexalen capsules	Ovarian Cancer	U.S.: MGI PHARMA Outside U.S.: Various collaborators
We believe we have a strong portfolio focused in oncology and acute care related product candidates. Our current product candidates include a mixture of late stage and earlier stage opportunities. Our late stage product candidates include two product candidates from our acute care franchise (Aloxi for post operative nausea and vomiting (“PONV”) and Aquavan, a minimal to moderate sedative agent for patients undergoing brief diagnostic or surgical procedures), oncology (Dacogen for acute myeloid leukemia (“AML”)) and supportive care (Saforis Powder for Oral Suspension (“Saforis”)) products, as well as a biologics candidate, amolimogene bepiplasmid.
PRODUCT CANDIDATES AND RESEARCH PIPELINE

Products	Principal Indications	Regulatory Status	Sponsor
Aloxi Injection	PONV	sNDA filed with the Food and Drug Administration (“FDA”)	Helsinn Healthcare
Aloxi Capsules	CINV	Phase 3 completed	Helsinn Healthcare
Aquavan Injection	Minimal to moderate sedation of patients undergoing brief diagnostic or surgical procedures	Phase 3 completed	MGI PHARMA
Dacogen for Injection	AML	Phase 2 & 3	MGI PHARMA
Saforis Powder for Oral Suspension	Oral mucositis	FDA approvable letter received October 12, 2006	MGI PHARMA
amolimogene bepiplasmid irofulven	Cervical dysplasia Hormone refractory prostate cancer (“HRPC”) with capecitabine	Pivotal trial ongoing Phase 2	MGI PHARMA MGI PHARMA
	HRPC combination with oxaliplatin	Phase 2	MGI PHARMA
ZYC300	Solid tumors	Phase 1/2	MGI PHARMA
PARP Inhibitors	Cancer chemosensitization and radiosensitization	Preclinical	MGI PHARMA
GCP II Inhibitors	Chemotherapy induced neuropathy	Preclinical	MGI PHARMA
In July 2007, the FDA accepted the filing of the Supplemental New Drug Application (“sNDA”) for Aloxi for prevention of PONV and established a Prescription Drug User Fee Act (“PDUFA”) date of March 4, 2008. In connection with the FDA acceptance of the sNDA, MGI will recognize a $5.0 million milestone payment to Helsinn as a part of research and development expense in the third quarter of 2007. This submission is based on the successful completion of two randomized, multi-center phase 3 clinical trials of Aloxi for prevention of PONV involving 1,219 patients. Both clinical trials successfully met the primary efficacy endpoint of complete response for the 0-24 hour time period following surgery. In addition, both trials achieved the secondary endpoints of complete response for the 0-48 and 0-72 hour time periods.
Results of Operations
The three and six months ended June 30, 2007 compared to the three and six months ended June 30, 2006:
Revenues
Total revenues in the three and six months ended June 30, 2007 increased 7% for both periods over total revenues in the three and six months ended June 30, 2006.

	Three Months Ended June 30,
	2007		2006		Change	% Change
(in thousands)		% of sales		% of sales
Product sales:
Aloxi Injection	$48,304	53%	$67,438	78%	$(19,134)	(28)%
Dacogen	30,202	33	5,217	6	24,985	479
Gliadel Wafer	10,533	12	8,427	10	2,106	25
Other	1,910	2	5,108	6	(3,198)	(63)

Total product sales	90,949	100%	86,190	100%	4,759	6

Licensing and other	2,092		963		1,129	117

Total revenues	$93,041		$87,153		$5,888	7%

	Six Months Ended June 30,
	2007		2006		Change	% Change
(in thousands)		% of sales		% of sales
Product sales:
Aloxi Injection	$95,621	55%	$130,738	80%	$(35,117)	(27)%
Dacogen	53,299	31	5,217	3	48,082	922
Gliadel Wafer	20,266	12	18,091	11	2,175	12
Other	3,341	2	9,669	6	(6,328)	(65)

Total product sales	172,527	100%	163,715	100%	8,812	5

Licensing and other	3,722		1,641		2,081	127

Total revenues	$176,249		$165,356		$10,893	7%

Product Sales: Product sales revenue in the three and six months ended June 30, 2007 increased 6% and 5%, respectively, over product sales for the comparable period in 2006. The primary reasons for the increase were the addition of Dacogen product sales (product launched in May 2006) and an increase in Gliadel product sales offset by a decrease in Aloxi product sales as a result of the introduction of generic ondansetron in December 2006 and a decline in other product sales primarily due to the divestiture of Aggrastat Injection (“Aggrastat”) in August 2006.
At June 30, 2007, we estimate the inventory levels in the distribution channel utilized by the Company were materially unchanged when compared to inventory levels at December 31, 2006. These estimates are based on inventory levels provided by our wholesalers, historical and current sales trends and the timing of chargeback claims.
Licensing and other: Licensing and other revenue increased 117% to $2.1 million in the three months ended June 30, 2007 from $1.0 million in the three months ended June 30, 2006 and increased 127% to $3.7 million in the six months ended June 30, 2007 from $1.6 million in the six months ended June 30, 2006. This increase is a result of revenue from the Dacogen license agreement with Cilag, grant related revenue, and other miscellaneous activities. Licensing and other revenue is primarily a combination of deferred revenue amortization that is recognized over the term of the underlying arrangement and royalties that are recognized when the related sales occur. Future licensing revenue will fluctuate from quarter to quarter depending on the level of recurring royalty generating activities and changes in amortization of deferred revenue, including the initiation or termination of licensing arrangements.
Costs and Expenses

	Three Months Ended June 30,
	2007		2006		Change	% Change
(in thousands)		% of revenue		% of revenue
Costs and expenses:
Cost of sales	$29,455	32%	$33,813	39%	$(4,358)	(13)%
Selling, general and administrative	44,306	48	35,463	41	8,843	25
Research and development	17,132	18	28,192	32	(11,060)	(39)
Restructuring	(208)	NM *	—	NM *	(208)	NM *

Total	$90,685	97%	$97,468	112%	$(6,783)	(7)

* Not Meaningful

	Six Months Ended June 30,
	2007		2006		Change	% Change
(in thousands)		% of revenue		% of revenue
Costs and expenses:
Cost of sales	$57,061	32%	$62,155	38%	$(5,094)	(8)%
Selling, general and administrative	81,627	46	66,985	41	14,642	22
Research and development	34,134	19	51,157	31	(17,023)	(33)
Restructuring	173	NM *	—	NM *	173	NM *

Total	$172,995	98%	$180,297	109%	$(7,302)	(4)

*	Not Meaningful

Cost of sales: Cost of sales as a percentage of product sales was 32% and 33% for the three and six months ended June 30, 2007, respectively, compared to 39% and 38% for the comparable periods in 2006. The decrease for both periods is primarily a result of a change in sales mix; increased sales of higher profit margin Dacogen and Gliadel and decreased sales of lower profit margin Aloxi. Cost of sales may vary from quarter to quarter depending on the product sales mix, royalties, and production costs.
Selling, general and administrative: Selling, general and administrative expenses increased 25% to $44.3 million in the three months ended June 30, 2007 from $35.5 million in the three months ended June 30, 2006. This increase is primarily a result of additional stock-based compensation of $4.1 million, employee related costs of $3.4 million, and marketing costs of $1.3 million. Selling, general and administrative expenses increased 22% to $81.6 million in the six months ended June 30, 2007 from $67.0 million in the six months ended June 30, 2006. This increase is primarily a result of additional stock-based compensation of $7.1 million, and employee related costs of $5.6 million.
Research and development: Research and development expenses decreased 39% to $17.1 million in the three months ended June 30, 2007 from $28.2 million in the three months ended June 30, 2006 and decreased 33% to $34.1 million in the six months ended June 30, 2007 from $51.2 million in the six months ended June 30, 2006. The decrease for the three months ended June 30, 2007 primarily represents a reduction of $6.5 million in product development cost related to Dacogen, Aquavan, Amolimogene, and Irofulven and $2.1 million in employee costs in connection with the 2006 restructuring. The decrease for the six months ended June 30, 2007 primarily represents a reduction of $6.7 million in product development cost related to Dacogen, Aquavan, Amolimogene, and Irofulven, $4.1 million in employee costs in connection with the 2006 restructuring, and $2.3 million in research. Research and development expenses include expenses related to Symphony Neuro Development Company (“SNDC”) totaling $1.5 million and $3.9 million for the three and six months ended June 30, 2006, respectively. The impact of these expenses is fully absorbed by the minority interest prior to computing pre-tax net loss. For the three and six months ended June 30, 2007, there are no SNDC related expenses in research and development expenses.
Restructuring: In October 2006, MGI implemented a plan of organizational restructuring (the “Plan”, approved by management on October 20, 2006) in order to better align our workforce and resources with our operational objectives. Under the Plan, we have lowered our cost structure by (i) reducing total workforce by approximately 13%, or 70 positions, (ii) consolidating drug development functions at one location, and (iii) in connection with that consolidation, relocating approximately five positions. We are also reviewing plans to consolidate our Baltimore operations from two facilities to one facility. We have not yet recorded any restructuring charges related to this facility consolidation. We estimate that, under the Plan, we will incur approximately $3.4 million of costs for severance benefits. We expensed $3.0 million of these costs in the year ended December 31, 2006 and $(0.2) million and $0.2 million in the three and six months ended June 30, 2007, respectively. Included in these expense amounts are accrual reductions of $0.6 million and $0.9 million, respectively, made for associates previously eligible for severance payments that either terminated employment early or accepted other positions within MGI and therefore, forfeited their severance payments. We expect the remaining approximately $0.4 million to be expensed in 2007.
Interest Income and Expense and Other Income

	Three Months Ended June 30,
(in thousands)	2007	2006	Change	% Change
Interest income	$1,909	$1,361	$548	40%
Interest expense	(1,874)	(1,925)	51	3
Impairment of investment	—	(9,880)	9,880	NM	*
Other income	60	(126)	186	NM	*

Total	$95	$(10,570)	$10,665	NM	*

*	Not Meaningful

	Six Months Ended June 30,
(in thousands)	2007	2006	Change	% Change
Interest income	$3,974	$2,517	$1,457	58%
Interest expense	(3,750)	(3,922)	172	4
Impairment of investment	—	(9,880)	9,880	NM	*
Other income	33	55	(22)	NM	*

Total	$257	$(11,230)	$11,487	NM	*

*	Not Meaningful
Interest Income: Interest income increased 40% to $1.9 million in the three months ended June 30, 2007 from $1.4 million in the three months ended June 30, 2006 and increase 58% to $4.0 million in the six months ended June 30, 2007 from $2.5 million in the six months ended June 30, 2006. The increase was due to an increase in the average amount of funds available for investment, $144.5 million and $99.2 million for the three months ended June 30, 2007 and 2006, respectively, and $149.5 million and $100.9 million for the six months ended June 30, 2007 and 2006, respectively, as well as an increase in the effective interest rates received on our cash and marketable investments, 5.32% and 4.88% for the three months ended June 30, 2007 and 2006, respectively, and 5.32% and 4.34% for the six months ended June 30, 2007 and 2006, respectively. Interest income for 2007 will fluctuate depending on the timing of cash flows and changes in interest rates for marketable investments.

Interest Expense: Interest expense was $1.9 million in the three months ended June 30, 2007 and 2006. Interest expense decreased to $3.8 million from $3.9 million for the six months ended June 30, 2007 and 2006, respectively. Interest expense for the three and six months ended June 30, 2007 and 2006 primarily relates to the convertible notes issued by MGI in March 2004.
Other income: In the acquisition of Guilford Pharmaceuticals Inc. (“Guilford”), we acquired warrants issued by Guilford to investors in SNDC and warrants that had been issued by Guilford to investors in connection with a Private Investment in Public Equity transaction (“PIPE”). The SNDC and PIPE warrants are classified as liabilities and are measured at fair value, with changes in fair value reported in earnings. The change in fair value of these warrant liabilities was $(53,000) and $126,000 for the three months ended June 30, 2007 and 2006, respectively. For the six months ended June 30, 2007 and 2006, the change was zero and $(55,000), respectively. Other income also includes foreign currency gain for the three and six months ended June 30, 2007.
Provision for Income Taxes
The tax expense for the three and six months ended June 30, 2007 was $0.4 million and $0.7 million, respectively, and represents state income tax and alternative minimum tax. Our ability to achieve profitable operations is dependent upon our continued successful commercialization of Aloxi, Dacogen, and Gliadel among other things, and therefore, we continue to maintain a valuation allowance against our deferred tax assets. If and when it is judged to be more-likely-than-not that we will be able to utilize our deferred tax assets, to the extent the valuation allowance does not relate to the deferred tax assets acquired in the Guilford, Zycos and Aesgen transactions, or stock-based compensation, the valuation allowance will be reduced, and a tax benefit will be recorded. The removal of the valuation allowance relating to the deferred tax assets acquired in the Guilford, Zycos and Aesgen acquisitions will first reduce to zero the remaining carrying value of goodwill, identifiable intangible assets, and long-lived assets related to those acquisitions and then reduce income tax expense. The deferred tax assets acquired in the Guilford, Zycos and Aesgen transactions include net operating loss carry forwards and research and development credit carry forwards, all of which are subject to ownership change limitations and may also be subject to various other limitations on the amounts utilized. Tax benefits related to stock-based compensation deductions will be recognized as an increase to additional paid-in capital when the tax deductions reduce future income taxes payable. Then for subsequent tax periods, our tax provision would likely reflect normal statutory tax rates, and utilization of our deferred tax attributes would reduce our deferred tax asset balance. The timing of this valuation allowance adjustment is primarily dependent upon continued growth in sales of Aloxi, Dacogen, and Gliadel, and the demonstration of a number of consecutive quarters of profitability.
Net Income (Loss)
We reported net income (loss) of $2.1 million and $(19.4) million for the three months ended June 30, 2007 and 2006, respectively and net income (loss) of $2.8 million and $(22.2) million for the six months ended June 30, 2007 and 2006, respectively. The primary reasons for the increase in net income for the three months ended June 30, 2007 were the addition of $25.0 million of Dacogen product sales offset by a reduction of $19.1 million in Aloxi product sales and decreased research and development cost of $11.1 million offset by increased selling, general and administrative costs of $8.8 million. The primary reasons for the increase in net income for the six months ended June 30, 2007 were the addition of $48.1 million of Dacogen product sales offset by a reduction of $35.1 million in Aloxi product sales and decreased research and development cost of $17.0 million offset by increased selling, general and administrative costs of $14.6 million.
Liquidity and Capital Resources
The following table shows cash, cash equivalents and short-term marketable investments at June 30, 2007 and December 31, 2006.

		December 31, 2006
(in thousands)	June 30, 2007	(Revised)
Cash and cash equivalents	$24,556	$41,024
Short-term marketable investments	135,581	121,719

Total	$160,137	$162,743

Cash, cash equivalents, and short-term marketable investments at June 30, 2007 remained materially unchanged from December 31, 2006. Cash and cash equivalents decreased $16.5 million offset by an increase in short-term marketable investments of $13.8 million due to net purchases. In October 2006, we entered into a 3-year, $75 million revolving line of credit with an option to increase the facility to $100 million. As of June 30, 2007, there were no borrowings under this revolving credit facility.
For the six months ended June 30, 2007, cash used in operating activities was $9.1 million due to payments on accounts payable, increase in accounts receivable, and a prepayment of $5.0 million milestone to Helsinn related to the Aloxi PONV sNDA submission to the FDA offset by collections of cash related to a non-trade receivable. For the six months ended June 30, 2007, net cash used in investing and financing activities was $7.4 million primarily due to net purchases of available for sale investments offset by cash received from employee exercises of stock options.

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
The impact to net cash used in operating activities for the six months ended June 30, 2006 was a $1.0 million decrease from SNDC’s usage of working capital and a $3.9 million decrease in minority interest related to SNDC. The impact to net cash used in investing activities for the six months ended June 30, 2006 was $14.5 million in maturity of investments held by SNDC offset by a $9.6 million distribution of SNDC funds to SNDC investors.
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
Payment Obligations
Our future, noncancellable, contractual commitments, are summarized in the following table:

(in thousands)	2007	2008	2009	2010	2011	Thereafter	Total
Operating lease payments	$2,852	$5,727	$5,346	$4,958	$4,670	$33,959	$57,512
Capital lease payments	68	7	—	—	—	—	75
Baxter loss contract (a)	—	400	400	250	—	—	1,050
Other long-term debt	64	32	60	—	—	—	156
Convertible debt	2,964	7,429	5,854	5,854	350,927	—	373,028
Helsinn minimum sales obligation (b)	6,123	5,559	4,801	4,052	3,494	2,747	26,776

Total	$12,071	$19,154	$16,461	$15,114	$359,091	$36,706	$458,597

(a)	In the acquisition of Guilford, MGI assumed obligations under a supply agreement with Baxter Healthcare Corporation for Aggrastat 250 ml and 100 ml bags through July 2009. As of August 9, 2006, we sold our rights to Aggrastat to Medicure. Under the terms of that sale, Medicure assumed the obligations of the Baxter Agreement and we agreed to reimburse Medicure for a portion of those obligations. MGI’s remaining obligation in 2007, 2008, and 2009 is 50 percent of the purchasing shortfall up to a maximum of $0.4 million, $0.4 million, and $0.3 million, respectively. These obligations will be paid in the first quarter of the following fiscal year.

(b)	In connection with the April 2001 in-licensing agreement with Helsinn Healthcare SA where we obtained the exclusive U.S. and Canadian oncology license and distribution rights for Aloxi, we agreed to pay minimum payments over the first ten years following commercialization. The minimum is only payable to the extent that it exceeds the actual payments that would otherwise be payable under the agreement. Minimum sales targets of Aloxi for prevention of CINV peak at approximately $90 million in the fourth year of commercialization.
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
In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, which provides companies with an option to report selected financial assets and liabilities at fair value. The standard’s objective is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective for Fiscal Years Beginning after November 15, 2007. We are currently evaluating the potential impact of this statement on our consolidated financial statements.
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
We or one of our subsidiaries files income tax returns in Minnesota, Maryland, Massachusetts and various other states and foreign jurisdictions. With few exceptions, we are subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years after 1992. The Internal Revenue Service (“IRS”) commenced an examination of one of our subsidiary’s U.S. income tax return for 2004 in the fourth quarter of 2006. That examination was completed in the second quarter of 2007 and did not result in a material change to our financial position. Additionally, we did not make any payment with respect to the examination.
See our most recent Annual Report filed on Form 10-K for the year ended December 31, 2006 for a complete discussion of our critical accounting policies.

Item 3.
Quantitative and Qualitative Disclosures About Market Risk
Our operations are not subject to risks of material foreign currency fluctuations, nor do we use derivative financial instruments in our treasury practices. We place our marketable investments in instruments that meet high credit quality standards, as specified in our investment policy guidelines. We do not expect material losses with respect to our investment portfolio or exposure to market risks associated with interest rates. The favorable impact on our net income as a result of a 25, 50 or 100 basis point (where 100 basis points equals 1%) increase in short-term interest rates would be approximately $0.4 million, $0.8 million or $1.6 million annually based on our cash, cash equivalents and marketable investment balances at June 30, 2007.
Equity Price Risk
We invest in equity securities that are subject to fluctuations in market value. We classify our equity securities as available for sale. Any changes in the fair value in these securities would be reflected in our accumulated other comprehensive income (loss) as a component of stockholders’ equity. The table below summarizes our equity price risk and shows the effect of a hypothetical increase or decrease in market prices as of June 30, 2007 on the estimated fair value of our consolidated equity portfolio. The selected hypothetical changes do not indicate what could be the potential best or worst case scenarios (dollars in thousands):

				Hypothetical Percentage
	Estimated Fair Value at	Hypothetical Price	Estimated Fair Value after	Increase(Decrease) in
	June 30, 2007	Change	Hypothetical Price Change	Stockholders’ Equity
Equity Securities	$30,271	10%	$33,298	2.8%
		(10)%	27,244	(2.8)%
		20%	36,325	5.7%
		(20)%	24,217	(5.7)%
		30%	39,352	8.5%
		(30)%	21,190	(8.5)%
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
Item 4. Submission of Matters to a Vote of Security Holders
The Company held its Annual Meeting of Shareholders on May 8, 2007, and sufficient favorable votes were cast to approve all proposals as follows:
Election of slate of nine directors by the following vote tallies:

Nominee	For	Withheld
James O. Armitage, M.D.	72,885,916	646,942
Andrew J. Ferrara	72,795,455	737,403
Edward W. Mehrer	72,901,658	631,200
Hugh E. Miller	72,734,841	798,017
Dean J. Mitchell	72,794,450	738,408
Leon O. Moulder, Jr.	72,898,031	634,827
David B. Sharrock	72,745,672	787,186
Waneta C. Tuttle, Ph. D.	72,896,514	636,344
Arthur L. Weaver, M.D.	72,896,080	636,778
Ratification of appointment of KPMG LLP as independent registered public accounting firm for the Company for the fiscal year ending December 31, 2007.

For	Against	Abstain	Broker Non-Vote
72,622,590	884,955	25,313	—
Item 6. Exhibits

Exhibit
No.	Description

31.1	Certification of Leon O. Moulder, Jr. Pursuant to Rule 13a-14(a) (Section 302 of the Sarbanes-Oxley Act of 2002).

31.2	Certification of William F. Spengler Pursuant to Rule 13a-14(a) (Section 302 of the Sarbanes-Oxley Act of 2002).

32.1	Certification of Leon O. Moulder, Jr. Pursuant to 18 U.S.C. (S) 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of William F. Spengler Pursuant to 18 U.S.C. (S) 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MGI PHARMA, INC.
Date: July 27, 2007	By:	/s/ William F. Spengler
William F. Spengler
Executive Vice President and Chief Financial Officer (principal financial officer, and duly authorized officer)