Form 10-Q
period 2007-09-30
MGI PHARMA INC
filed 2007-10-26
CIK 702131

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
 For the quarterly period ended September 30, 2007
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes. ☐     No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, $.01 par value (Class)	80,612,879 shares (Outstanding at October 22, 2007)

MGI PHARMA, INC.
FORM 10-Q INDEX

Page
Number
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

Condensed Consolidated Balance Sheets — September 30, 2007 and December 31, 2006	3

Condensed Consolidated Statements of Operations — Three and Nine months Ended September 30, 2007 and 2006	4

Condensed Consolidated Statements of Cash Flows — Nine months Ended September 30, 2007 and 2006	5

Notes to Condensed Consolidated Financial Statements	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	13

Item 3. Quantitative and Qualitative Disclosures About Market Risk	21

Item 4. Controls and Procedures	22

PART II. OTHER INFORMATION

Item 1A. Risk Factors	23

Item 6. Exhibits	23

SIGNATURES	24

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
MGI PHARMA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)
(thousands, except share data)

		December 31,
	September 30,	2006
	2007	(Revised)*
ASSETS
Current assets:
Cash and cash equivalents	$78,955	$41,024
Short-term marketable investments	85,335	121,719
Restricted marketable investments	—	2,957
Receivables, less contractual allowances and allowance for bad debts of $56,773 and $28,149 as of September 30, 2007 and December 31, 2006, respectively	135,066	84,464
Inventories	36,367	40,293
Other current assets	4,868	9,276

Total current assets	340,591	299,733

Restricted cash	500	500
Long-term marketable investments	26,124	28,024
Equipment, furniture and leasehold improvements, at cost less accumulated depreciation of $9,438 and $7,170 as of September 30, 2007 and December 31, 2006, respectively	11,359	10,119
Debt issuance costs, less accumulated amortization of $4,459 and $3,365 as of September 30, 2007 and December 31, 2006, respectively	4,561	5,634
Intangible assets, at cost less accumulated amortization of $22,406 and $16,412 as of September 30, 2007 and December 31, 2006, respectively	73,128	79,122
Goodwill	53,593	53,593
Other assets	6,573	6,250

Total assets	$516,429	$482,975

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$13,211	$13,627
Accrued expenses	72,765	77,156
Senior subordinated convertible notes, current maturities	1,500	—
Other long-term debt, current maturities	117	179
Deferred revenue	1,365	3,076
Other current liabilities	680	1,522

Total current liabilities	89,638	95,560

Senior subordinated convertible notes, net of unamortized discount of $87,828, face value of $348,000 and $349,500 at September 30, 2007 and December 31, 2006, respectively	260,172	261,672
Other long-term debt, net of current maturities	79	166
Deferred revenue, net of current portion	16,170	16,636
Other noncurrent liabilities	4,643	3,006

Total liabilities	370,702	377,040

Stockholders’ equity:
Preferred stock, 10,000,000 authorized and unissued shares	—	—
Common stock, $.01 par value, 140,000,000 authorized shares, 80,536,492 and 79,195,318 issued and outstanding shares, as of September 30, 2007 and December 31, 2006, respectively	805	792
Additional paid-in capital	609,890	575,867
Accumulated other comprehensive income	1,961	9,857
Accumulated deficit	(466,929)	(480,581)

Total stockholders’ equity	145,727	105,935

Total liabilities and stockholders’ equity	$516,429	$482,975

 See accompanying Notes to Condensed Consolidated Financial Statements.

*	Refer to Footnote 12 for complete discussion on the revision to the December 31, 2006 consolidated balance sheet.

MGI PHARMA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
(thousands, except share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Revenues:
Product sales	$110,814	$95,540	$283,341	$259,256
Licensing and other	1,700	1,459	5,422	3,100

Total revenue	112,514	96,999	288,763	262,356

Costs and expenses:
Cost of sales	38,173	34,882	95,234	97,037
Selling, general and administrative	38,723	38,390	120,350	105,375
Research and development	22,780	21,173	56,914	72,331
Acquired in-process research and development	689	—	689	—
Restructuring	919	—	1,092	—

Total costs and expenses	101,284	94,445	274,279	274,743

Income (loss) from operations	11,230	2,554	14,484	(12,387)

Interest income	2,100	1,364	6,074	3,881
Interest expense	(1,873)	(1,891)	(5,623)	(5,813)
Other-than-temporary impairment of investment	—	—	—	(9,880)
Other (expense) income	(122)	202	(89)	257

Income (loss) before minority interest and income taxes	11,335	2,229	14,846	(23,942)

Minority interest	—	—	—	3,881
Provision for income taxes	485	505	1,194	458

Net income (loss)	$10,850	$1,724	$13,652	$(20,519)

Net income (loss) per common share:
Basic	$0.14	$0.02	$0.17	$(0.26)
Diluted	$0.13	$0.02	$0.17	$(0.26)

Weighted average number of common shares outstanding:
Basic	80,239	78,583	79,841	78,196
Diluted	83,260	80,689	82,522	78,196
See accompanying Notes to Condensed Consolidated Financial Statements.

MGI PHARMA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
(dollars in thousands)

	Nine Months Ended
	September 30,
	2007	2006
OPERATING ACTIVITIES:
Net income (loss)	$13,652	$(20,519)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Acquired in-process research and development	689	—
Depreciation and intangible amortization	8,262	8,567
Benefit plan contribution	—	1,144
Employee stock compensation expense	18,360	6,337
Excess tax benefits from stock-based compensation	(417)	(191)
Other-than-temporary impairment of investment	—	9,880
Amortization of non-cash financing charges	1,094	872
Loss on sale of Aggrastat	—	546
Minority interest related to SNDC	—	(3,881)
Other	310	429
Change in assets and liabilities:
Receivables	(50,602)	(28,609)
Inventories	3,926	18,133
Other assets	4,085	(5,480)
Accounts payable and accrued expenses	(3,361)	9,586
Deferred revenue	(2,177)	17,387
Other liabilities	795	17
SNDC working capital	—	(1,017)

Net cash (used in) provided by operating activities	(5,384)	13,201

INVESTING ACTIVITIES:
Purchase of available for sale investments	(1,116,134)	(697,290)
Maturity of available for sale investments	1,146,521	636,059
Maturity of held-to-maturity investments	—	37,347
Maturity of investments held by SNDC	—	14,533
Distribution of SNDC funds to SNDC investors	—	(9,635)
Purchase of equipment, furniture and leasehold improvements	(3,508)	(5,207)
Dacogen license agreement milestone payment	—	(20,000)
Net proceeds from the sale of Aggrastat	—	17,213
License acquisition costs	(689)	—
Other	—	842

Net cash provided by (used in) investing activities	26,190	(26,138)

FINANCING ACTIVITIES:
Maturity of restricted marketable securities held by trustee for debt service	2,957	5,746
Issuance cost of revolving credit facility	(21)	—
Cash consideration from issuance of shares under stock plans	13,921	7,424
Excess tax benefits from stock-based compensation	417	191
Payments on long-term debt	(149)	(1,456)
Other	—	(54)

Net cash provided by financing activities	17,125	11,851

Increase (decrease) in cash and cash equivalents	37,931	(1,086)
Cash and cash equivalents at beginning of period	41,024	51,136

Cash and cash equivalents at end of period	$78,955	$50,050

Supplemental disclosure of cash information:
Cash paid for interest	$5,937	$6,044
Cash paid for income taxes	$585	$116
  See accompanying Notes to Condensed Consolidated Financial Statements.

MGI PHARMA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
1. Basis of Presentation
In the opinion of management, the accompanying unaudited Condensed Consolidated Financial Statements (“consolidated financial statements”) of MGI PHARMA, INC. and its wholly owned subsidiaries (collectively, “we,” “MGI,” “MGI PHARMA,” or “Company”) have been prepared on a consistent basis with the December 31, 2006 audited consolidated financial statements and include all adjustments, consisting of only normal recurring adjustments, necessary to fairly present the information set forth therein. The consolidated financial statements have been prepared in accordance with the regulations of the Securities and Exchange Commission (“SEC”), and, therefore, omit certain information and footnote disclosure necessary to present the statements in accordance with U.S. generally accepted accounting principles. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in MGI PHARMA’s Annual Report on Form 10-K for the year ended December 31, 2006, which was filed with the SEC on March 1, 2007. Certain amounts reported in previous periods have been reclassified to conform to the current period presentation. The results of operations for the first nine months of 2007 are not necessarily indicative of the results to be expected for the entire fiscal year or any future period.
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
Concentration of Revenue Risk: For the three and nine months ended September 30, 2007, we had two customers who individually accounted for more than 10% of our product sales. In total, these customers accounted for 59% and 63% of product sales for the three and nine months ended September 30, 2007, respectively. Customer credit-worthiness is routinely monitored and collateral is not normally required.
Concentration of Supply Risk: We depend on a sole supplier for Aloxi injection (“Aloxi”) and on a sole supplier for the active pharmaceutical ingredients for Dacogen (decitabine) for Injection (“Dacogen”). A separate sole supplier provides us with the “fill and finish” manufacturing services for Dacogen. For the three and nine months ended September 30, 2007, Aloxi accounted for 60% and 57% of our product sales, respectively, and Dacogen accounted for 31% of our product sales. If these suppliers are unable to meet our demand, we may be unable to provide Aloxi or Dacogen for commercial sale.
Income Taxes: MGI adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48 (“FIN 48”) Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109, on January 1, 2007. The implementation of FIN 48 resulted in no adjustment to the liability for unrecognized benefits. As of the date of adoption the total amount of unrecognized tax benefits was $12.3 million, of which $2.7 million relates to benefits that would impact the annual effective tax rate if recognized, assuming we did not recognize a valuation against deferred tax assets. However because we maintain a valuation allowance against our deferred tax assets, the total amount of unrealized tax benefits that would impact the annual effective tax rate if realized is $0.4 million. Included in the total liability for unrecognized tax benefits is $0.1 million in interest and penalties, both of which we recognize as a component of income tax expense.
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
In June 2007, the FASB ratified Emerging Issues Task Force (“EITF”) Issue No. 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities” (“Issue 07-3”), which addresses the accounting for nonrefundable advance payments. The EITF concluded that nonrefundable advance payments for goods or services to be received in the future for use in research and development activities should be deferred and capitalized. The capitalized amounts should be expensed as the related goods are delivered or the services performed. If an entity’s expectations change such that it does not expect it will need the goods to be delivered or the services to be rendered, capitalized nonrefundable advance payments should be charged to expense. Issue 07-3 is effective for new contracts entered into during fiscal years beginning after December 15, 2007, including interim periods within those fiscal years. We are currently evaluating the potential impact of this issue on our consolidated financial statements.
In August 2007, the FASB proposed FASB Staff Position (FSP) APB 14-a, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)”. The proposed FSP would require the proceeds from the issuance of such convertible debt instruments to be allocated between a liability component (issued at a discount) and an equity component. The resulting debt discount would be amortized over the period the convertible debt is expected to be outstanding as additional non-cash interest expense. The proposed change in accounting treatment would be effective for fiscal years beginning after December 15, 2007, and applied retrospectively to prior periods. If adopted, this FSP would change the accounting treatment for our senior subordinated convertible notes. This new accounting treatment could impact our results of operations and result in an increase to non-cash interest expense beginning in 2008 for financial statements covering past and future periods. We are currently evaluating the potential impact of this issue on our consolidated financial statements in the event that this pronouncement is adopted by the FASB.
2. Stock Incentive Plans
Under the Company’s stock incentive plans, designated persons (including officers, directors, employees, licensors and consultants) have been or may be granted rights to acquire our common stock. These rights include stock options, restricted stock, restricted stock units and other equity rights. Restricted stock and restricted stock units become exercisable over varying periods, generally two to four years. Stock options become exercisable over varying periods, generally four years, and generally expire up to seven years from the date of grant. Options may be granted in the form of incentive stock options or nonqualified stock options. When options are exercised, shares are issued from our authorized shares. At September 30, 2007, shares issued and shares available under stock incentive plans are as follows:

	Shareholder		Total
	Approved	Other	For All
(dollars in thousands, except exercise price)	Plans	Plans	Plans
Shares issuable under outstanding awards	11,073	34	11,107
Shares available for future issuance	5,455	—	5,455

Total	16,528	34	16,562

Average exercise price for outstanding options	$17.97	$4.92	$17.92
On January 1, 2006, we adopted the fair value recognition provisions of SFAS No. 123 (revised 2004), “Share Based-Payment” using the modified prospective method. As a result, for the three and nine months ended September 30, 2007 and 2006, our results of operations reflect compensation expense for new stock options and awards granted and vested under our stock incentive plans, and the unvested portion of previous stock option and award grants which vested during the three and nine months ended September 30, 2007 and 2006.

Stock-based compensation expense before income tax benefits was reflected in the statement of operations as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in thousands)	2007	2006	2007	2006
Selling, general, and administrative	$4,326	$1,751	$14,271	$4,574
Research and development	1,056	700	4,089	1,763

Total	$5,382	$2,451	$18,360	$6,337

The following assumptions were used to estimate the fair value of options granted during the three and nine months ended September 30, 2007 and 2006 using the Black-Scholes option-pricing model:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Expected dividend yield	0%	0%	0%	0%
Risk-free interest rate	4.52%	4.82%	4.52-4.72%	4.69 –5.08%
Expected volatility	0.40	0.44	0.40-0.42	0.41 – 0.44
Expected life, in years	5.41-6.03	5.40 – 6.65	5.40-6.66	5.38 – 6.65
As of September 30, 2007, there was $27.4 million of total unrecognized compensation expense. That cost is expected to be recognized over a weighted-average period of 1.5 years.
3. Net Income (Loss) Per Common Share
Net income (loss) per common share is based on weighted average shares outstanding as summarized in the following table:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2007	2006	2007	2006
Weighted-average shares – basic	80,239	78,583	79,841	78,196
Effect of dilutive share-based awards	3,021	2,106	2,681	—
Effect of convertible debt	—	—	—	—

Weighted-average shares — assuming dilution	83,260	80,689	82,522	78,196

Weighted-average shares issuable upon the exercise of stock options, which were not included in the diluted earnings per share calculation because they were not dilutive, were 4.0 million and 9.0 million for the three month periods ended September 30, 2007 and 2006, respectively, and 4.9 million and 11.1 million for the nine month periods ended September 30, 2007 and 2006, respectively. The potential dilutive shares related to our senior subordinated convertible notes issued in March 2004 are excluded from our diluted net income (loss) per share for the three and nine months ended September 30, 2007 and 2006 because their inclusion in a calculation of net income (loss) per share would be antidilutive. When dilutive, our diluted shares outstanding will be increased by up to 8.3 million shares and the net earnings (loss) used for earnings per share calculations would be adjusted, using the if-converted method. The Company estimates it would need to record annual net income of approximately $70.6 million, or quarterly net income of approximately $17.8 million, in order for the inclusion of the convertible debt to be dilutive to earnings per share.
4. Marketable Investments
Marketable investments consist of available-for-sale debt investments and available-for-sale, publicly traded, equity securities (reported at fair value). Unrealized gains or losses are included in “Accumulated Other Comprehensive Income” as a separate component of stockholders’ equity. Marketable investments are summarized in the following table:

	September 30,	December 31,
(dollars in thousands)	2007	2006
Short-term marketable investments:
Auction rate securities (classified as available-for-sale)	$85,335	$121,719

Long-term marketable investments:
Auction rate securities (classified as available-for-sale)	2,239	—
Equity securities (classified as available-for-sale)	23,885	28,024

Total long-term marketable investments	26,124	28,024

Total marketable investments	$111,459	$149,743

Our marketable investments include AA and AAA rated auction rate securities that mature at various dates through 2052. Auction rate securities provide investors with liquidity through an auction process that allows the investors to sell their holdings at par at predetermined calendar intervals, usually every 7, 28, 35, or 90 days. During September 2007, auctions for certain of our auction rate securities with an aggregate cost basis of $26.9 million were unsuccessful and we were unable to sell the investments. The estimated fair value of the investments was $23.1 million at September 30, 2007. As a result, we recorded a $3.8 million unrealized loss on the investments in accumulated other comprehensive income. All but one of the failed auction rate securities have an estimated fair value greater than 90% of their cost basis, and recovery of the cost of these investments is expected within one year. The estimated fair value of one auction rate security was less than 90% of the cost basis and recovery of the cost is expected to take longer than one year. Accordingly, the fair value of this auction rate security was classified as noncurrent at September 30, 2007. As of September 30, 2007, the investments’ credit ratings have not been downgraded and recovery of the cost of these investments is probable. However, until successful auctions resume, we may not be able to liquidate the investments at par. Based on our ability to access our cash and other investments, our expected operating cash flows and other sources of cash, we do not anticipate the lack of liquidity on these investments to affect our ability to execute our current business plan.

Restricted marketable investments of $3.0 million at December 31, 2006, consist of United States government investments and certificates of deposit, and relate to the issuance of convertible debt in March 2004. As of September 30, 2007, MGI had no restricted marketable investments.
In September 2004, we acquired four million shares of SuperGen, Inc. (“SuperGen”) as part of a transaction that included obtaining the worldwide licensing rights for Dacogen. The investment is accounted for as long-term available for sale marketable securities. As such, unrealized gains and losses have been reported in accumulated other comprehensive income (loss). As of June 30, 2006, the fair value of MGI’s investment in SuperGen was $14.5 million and had been below our cost basis of $24.4 million for over nine months. As a result, we determined that an other-than-temporary impairment had occurred and in accordance with SFAS 115 “Accounting for Certain Investments in Debt and Equity Securities”, the Company recorded an other-than-temporary impairment charge of $9.9 million in the second quarter of 2006. As of September 30, 2007, the fair value of our SuperGen investment was $17.4 million.
We also own 2,181,398 shares of MethylGene Inc. (“MethylGene”), a Canada-based biopharmaceutical company. MethylGene completed its initial public offering and began trading publicly on the Toronto Stock Exchange on June 29, 2004. MGI’s carrying value of the MethylGene investment prior to MethylGene’s initial public offering was $3.6 million. As of September 30, 2007, the fair value of our MethylGene investment was $6.5 million.
The unrealized gains (losses) for marketable investments reported in accumulated other comprehensive income (loss) are summarized as follows:

		Gross	Gross
		Unrealized	Unrealized	Fair
(dollars in thousands)	Cost Basis	Gains	Losses	Value
As of September 30, 2007	$109,499	$5,719	$(3,759)	$111,459
As of December 31, 2006	$139,885	$9,858	$—	$149,743
5. Inventories
  Inventories are summarized as follows:

	September 30,	December 31,
(dollars in thousands)	2007	2006
Raw materials and supplies	$826	$705
Work in process	961	885
Finished products	34,390	38,484
Inventory on consignment	190	219

Total	$36,367	$40,293

Inventories are stated at the lower of cost or market, with costs approximating the first-in, first-out method.
6. Accrued Expenses
  Accrued expenses are summarized as follows:

	September 30,	December 31,
(dollars in thousands)	2007	2006 (Revised)
Product rebate, administrative, and other fees	$20,033	$16,590
Employee compensation	17,396	17,346
License fees	15,152	8,619
Product development	6,531	11,412
Other	13,653	23,189

Total	$72,765	$77,156

7. Stockholders’ Equity
  Changes in selected Stockholders’ equity accounts for the nine months ended September 30, 2007 were as follows:

				Accumulated
			Additional	other
	Common Stock		paid-in	comprehensive
(thousands)	Shares	Par Value	capital	income
Balance at December 31, 2006	79,195	$792	$575,867	$9,857
Stock compensation plans, including income tax benefit of $417	1,237	12	32,209	—
Employee benefit plan contribution	104	1	1,814	—
Unrealized loss on marketable investments	—	—	—	(7,897)
Foreign currency translation adjustment	—	—	—	1

Balance at September 30, 2007	80,536	$805	$609,890	$1,961

8. Research and Development Expense
Research and development expense consists of the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in thousands)	2007	2006	2007	2006
License fees	$5,000	$—	$5,188	$50
Other research and development	17,780	21,173	51,726	72,281

Total	$22,780	$21,173	$56,914	$72,331

In July 2007, the U.S. Food and Drug Administration (FDA) accepted the filing of the Supplemental New Drug Application (“sNDA”) for Aloxi for prevention of PONV and established a Prescription Drug User Fee Act (“PDUFA”) date of March 4, 2008. In connection with the FDA acceptance of the sNDA, MGI recognized a $5.0 million milestone payment to Helsinn Healthcare SA as a part of research and development expense in the third quarter of 2007.
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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(dollars in thousands)	2007	2006	2007	2006
Net income (loss), as reported	$10,850	$1,724	$13,652	$(20,519)
Unrealized (loss) gain from marketable investments	(10,144)	5,821	(7,897)	12,080
Foreign currency translation adjustment	—	—	1	3

Comprehensive income (loss)	$706	$7,545	$5,756	$(8,436)

10. Restructuring
The following tables summarize the activity related to the restructuring charge and liability for restructuring costs:

Three months ended
(dollars in thousands)	September 30, 2007
Liability for restructuring costs at June 30, 2007	$1,296
Accruals	1,135
Accrual adjustments	(216)
Cash payments	(826)
Other	121

Liability for restructuring costs at September 30, 2007	$1,510

Nine months ended
(dollars in thousands)	September 30, 2007
Liability for restructuring costs at December 31, 2006, as reported	$1,276
Revision made in the first quarter of 2007	939

Liability for restructuring costs at December 31, 2006, as revised	2,215
Accruals	2,163
Accrual adjustments	(1,071)
Cash payments	(1,918)
Other	121

Liability for restructuring costs at September 30, 2007	$1,510

During the nine month period ended September 30, 2007, adjustments were made to the restructuring accrual for associates previously eligible for severance payments that either terminated employment early or accepted other positions within MGI and therefore, forfeited their severance payments. As a result of activities related to consolidation of MGI’s Baltimore facilities, we expect to incur restructuring costs totaling approximately $18 million. We recognized a charge of $1 million in the third quarter of 2007 due to the abandonment and sublease of a portion of the facility. We estimate that we will recognize a charge of approximately $10 million in the fourth quarter of 2007 when we abandon the remainder of the facility. The balance of approximately $7 million will be recognized over the remaining 148 months of our lease obligation as we accrete our liability, which we have discounted using a credit-adjusted risk-free interest rate of 9.1%. The 2007 restructuring charges primarily reflect the fair value, on a net present value basis, of the total liability as of the cease-use date. The liability is estimated based on the difference between the remaining lease rental payments on one of our Baltimore buildings and the sublease rental income we anticipate receiving through 2019. Actual restructuring costs and cash expenditures will differ based on actual exit costs and sublease income in future periods. The associated cash outlays totaling approximately $18 million will generally be recognized ratably through December 2019.
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

(dollars in thousands)
Remainder of 2007	$1,401
2008	5,727
2009	5,346
2010	4,958
2011	4,670
Thereafter	33,959

Subtotal	56,061
Less: expected receipts on subleases	(3,048)

Total operating lease obligations	$53,013

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

	December 31, 2006		December 31, 2006
(thousands, except per share amounts)	As Reported	Revision	Revised
Consolidated Statement of Operations — Year ended December 31, 2006
Cost and Expenses:
Cost of sales	$123,415	$—	$123,415
Selling, general, and administrative	148,383	—	148,383
Research and development	100,117	—	100,117
Restructuring	2,107	939	3,046

Total operating expenses	$374,022	$939	$374,961

Net loss	$(40,161)	$(939)	$(41,100)

Net loss per common share:
Basic	$(0.51)	$(0.01)	$(0.52)
Diluted	$(0.51)	$(0.01)	$(0.52)

Consolidated Statement of Operations – Three months ended December 31, 2006
Cost and Expenses:
Cost of sales	$26,378	$—	$26,378
Selling, general, and administrative	43,011	—	43,011

	December 31, 2006		December 31, 2006
(thousands, except per share amounts)	As Reported	Revision	Revised
Research and development	27,785	—	27,785
Restructuring	2,107	939	3,046

Total operating expenses	$99,281	$939	$100,220

Net loss	$(19,643)	$(939)	$(20,582)

Net loss per common share:
Basic	$(0.25)	$(0.01)	$(0.26)
Diluted	$(0.25)	$(0.01)	$(0.26)

Consolidated Balance Sheet
Accrued expenses	$76,217	$939	$77,156
Total current liabilities	94,621	939	95,560
Total liabilities	376,101	939	377,040
Accumulated deficit	(479,642)	(939)	(480,581)
Total stockholders’ equity	$106,874	$(939)	$105,935
13. Subsequent Event
We entered into a Development and License Agreement with AkaRx, Inc. on August 28, 2007 that provides us with the rights to develop AKR-501, a novel, orally-available, small molecule thrombopoietin mimetic being developed for the treatment of thrombocytopenia. Under the Development and License Agreement, we received an exclusive, worldwide license under patent rights and know-how of AkaRx, Inc. to research and develop AKR-501 related products for thrombocytopenia or other disease conditions in accordance with the terms of the Development and License Agreement. Pursuant to the terms of the Development and License Agreement, we paid a license fee of $1 million to AkaRx, Inc. on October 9, 2007, which is the date the Development and License Agreement became effective.
In connection with the Development and License Agreement, we also entered into an Agreement and Plan of Merger dated August 28, 2007 with AkaRx, Inc. that provides us with the option to acquire AkaRx, Inc., whereby AkaRx, Inc. would become our wholly-owned subsidiary. The Merger Option may be exercised in our sole discretion at any time before it expires on January 8, 2010.
We have also entered into Stockholder Support and Option Agreements with all of the AkaRx, Inc. stockholders that provides us with the option through January 8, 2010 to acquire the shares of capital stock of AkaRx, Inc. held by those stockholders. Pursuant to the terms of the Stockholder Support and Option Agreement, to obtain this option we paid $44 million on October 9, 2007.
Upon exercise of the options under the Supporting Stockholder Option Agreements, the AkaRx, Inc. stockholders are required to execute and deliver a stock purchase agreement to us, with terms substantially identical to those of the Agreement and Plan of Merger, pursuant to which we would purchase the shares of AkaRx’s capital stock held by the stockholders for the same amount of consideration that such stockholders would receive in the merger. Should we exercise the option, we have agreed to take such actions necessary to acquire the remainder of the capital shares of AkaRx, Inc. that we do not acquire through the option.
Subject to the terms of the Agreement and Plan of Merger and the Stockholder Support and Option Agreement, if we acquire AkaRx, Inc., either through merger or exercise of the option, we will pay approximately $255 million.
If the Supporting Stockholder Option Agreements, the Agreement and Plan of Merger, or the Development and License Agreement expire or are terminated, or we do not execute the merger or exercise the option on or before January 8, 2010, then the license to us under the Development and License Agreement will also terminate.
From the effective date of the Development and License Agreement and through January 8, 2010, unless otherwise terminated, all expenditures incurred in connection with research and development of the licensed products will be our sole responsibility.
We have determined that AkaRx, Inc. is a variable interest entity (VIE) under FASB Interpretation No. 46R, Consolidation of Variable Interest Entities (“FIN 46R”). FIN 46R requires an entity deemed to be the primary beneficiary of a VIE to include the VIE’s assets, liabilities, noncontrolling interests and operating results in its consolidated financial statements. As of October 9, 2007, the effective date the Development and License Agreement, we became the primary beneficiary of AkaRx, Inc., and therefore must consolidate AkaRx, Inc. We expect to record a net charge of approximately $45 million in the fourth quarter of 2007 in connection with this transaction.

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
The following tables set forth summary information about our marketable products and our product candidates and research pipeline:
MARKETABLE PRODUCTS

Products	Principal Indications	MGI Commercial Rights
Aloxi Injection	chemotherapy-induced nausea and vomiting (“CINV”)	U.S. & Canada: MGI PHARMA

Dacogen for Injection	myelodysplastic syndrome (“MDS”)	North America: MGI PHARMA
Rest of World: Cilag GmbH
(regulatory approvals pending)

Gliadel Wafer	Malignant glioma at time of initial surgery	U.S.: MGI PHARMA
Outside U.S.: Various collaborators

	Glioblastoma multiforme (“GBM”)	U.S.: MGI PHARMA
Outside U.S.: Various collaborators

Salagen Tablets	Symptoms of radiation-induced dry mouth in head and neck cancer patients Dry mouth, plus dry eyes outside the U.S., in Sjögren’s syndrome patients	U.S.: MGI PHARMA Europe: Novartis Canada: Pfizer Rest of World: Various other collaborators

Hexalen capsules	Ovarian Cancer	U.S.: MGI PHARMA
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
PRODUCT CANDIDATES AND RESEARCH PIPELINE

Products	Principal Indications	Regulatory Status	Sponsor
Aloxi Injection	PONV	sNDA filed with the Food and Drug Administration (“FDA”)	Helsinn Healthcare

Aquavan Injection	Minimal to moderate sedation of patients undergoing brief diagnostic or surgical procedures	NDA submitted	MGI PHARMA

Aloxi Capsules	CINV	Phase 3 completed	Helsinn Healthcare

Dacogen for Injection	AML	Phase 2 & 3	MGI PHARMA

Saforis Powder for Oral Suspension	Oral mucositis	FDA approvable letter received October 12, 2006	MGI PHARMA

amolimogene bepiplasmid	Cervical dysplasia	Pivotal trial ongoing	MGI PHARMA

AKR-501	Thrombocytopenia	Phase 2	AkaRx, Inc.

irofulven	Hormone refractory prostate cancer (“HRPC”) with capecitabine HRPC combination with oxaliplatin	Phase 2 Phase 2	MGI PHARMA MGI PHARMA

ZYC300	Solid tumors	Phase 1/2	MGI PHARMA

PARP Inhibitors	Cancer chemosensitization and radiosensitization	Preclinical	MGI PHARMA

GCP II Inhibitors	Chemotherapy induced neuropathy	Preclinical	MGI PHARMA
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
On September 27, 2007, MGI submitted a New Drug Application (“NDA”) for Aquavan Injection to the FDA for review. Aquavan is an investigational drug that is being studied as a sedative-hypnotic agent in patients undergoing brief surgical or diagnostic procedures. Data from phase 2 and phase 3 trials in patients undergoing colonoscopy, a phase 3 trial in patients undergoing bronchoscopy, and an open label study in patients undergoing a variety of minor surgical procedures form the foundation of the Aquavan NDA. In total, data from 21 clinical studies, including 1,611 subjects are included in the application. A randomized, double-blind, multi-center phase 3 pivotal trial was conducted to evaluate whether an Aquavan dosing regimen of 6.5 mg/kg would be safe and effective in providing moderate sedation in patients undergoing colonoscopy, compared to a control dose of 2.0 mg/kg. The results showed that 87% of patients who received an initial bolus dose of Aquavan 6.5 mg/kg achieved sedation success, which was defined by three consecutive Modified Observer’s Assessment of Alertness/Sedation (MOAA/S) scores of less than or equal to 4, plus completion of the procedure without the need for alternative sedative medications and manual or mechanical airway assistance. A randomized, double-blind, multi-center, pivotal phase 3 trial of Aquavan Injection for sedation of patients undergoing bronchoscopy successfully met the primary endpoint of sedation success as well as all secondary endpoints.
Effective October 9, 2007, we entered into a Development and Licensing Agreement with AkaRx, Inc. that provides us with the rights to develop AKR-501, a novel, orally-available, small molecule thrombopoietin mimetic being developed for the treatment of thrombocytopenia. Under the Development and License Agreement, we received an exclusive, worldwide license under patent rights and know-how of AkaRx, Inc. to research and develop AKR-501 related products for thrombocytopenia or other disease conditions in accordance with the terms of the Development and License Agreement. AKR-501 is a full agonist that targets the c-Mpl receptor on megakaryocytes to stimulate platelet production.

In connection with the Development and License Agreement, we also entered into an Agreement and Plan of Merger dated August 28, 2007 with AkaRx, Inc. that provides us with the option to acquire AkaRx, Inc., whereby AkaRx, Inc. would become our wholly-owned subsidiary. The Merger Option may be exercised in our sole discretion at any time before it expires on January 8, 2010.
We have also entered into Stockholder Support and Option Agreements with all of the AkaRx, Inc. stockholders that provides us with the option through January 8, 2010 to acquire the shares of capital stock of AkaRx, Inc. held by those stockholders. Pursuant to the terms of the Stockholder Support and Option Agreement, we paid the AkaRx, Inc. stockholders option consideration of $44 million on October 9, 2007.
Upon exercise of the options under the Supporting Stockholder Option Agreements, the AkaRx, Inc. stockholders are required to execute and deliver a stock purchase agreement to us, with terms substantially identical to those of the Agreement and Plan of Merger, pursuant to which we would purchase the shares of AkaRx’s capital stock held by the stockholders for the same amount of consideration that such stockholders would receive in the merger. Should we exercise the option, we have agreed to take such actions necessary to acquire the remainder of the capital shares of AkaRx, Inc. that we do not acquire through the option.
Subject to the terms of the Agreement and Plan of Merger and the Stockholder Support and Option Agreement, if we acquire AkaRx, Inc., either through merger or exercise of the option, we will pay approximately $255 million.
If the Supporting Stockholder Option Agreements, the Agreement and Plan of Merger, or the Development and License Agreement expire or are terminated, or we do not execute the merger or exercise the option on or before January 8, 2010, then the license to us under the Development and License Agreement will also terminate.
Results of Operations
The three and nine months ended September 30, 2007 compared to the three and nine months ended September 30, 2006:
Revenues
Total revenues in the three and nine months ended September 30, 2007 increased 16% and 10%, respectively, over total revenues in the three and nine months ended September 30, 2006.

	Three Months Ended September 30,
(dollars in thousands)	2007		2006		Change	% Change
		% of sales		% of sales
Product sales:
Aloxi Injection	$66,328	60%	$70,357	74%	$(4,029)	(6)%
Dacogen	34,598	31	11,917	12	22,681	190
Gliadel Wafer	8,441	8	9,538	10	(1,097)	(12)
Other	1,447	1	3,728	4	(2,281)	(61)

Total product sales	110,814	100%	95,540	100%	15,274	16%

Licensing and other	1,700		1,459		241	17

Total revenues	$112,514		$96,999		$15,515	16%

	Nine Months Ended September 30,
(dollars in thousands)	2007		2006		Change	% Change
		% of sales		% of sales
Product sales:
Aloxi Injection	$161,949	57%	$201,095	77%	$(39,146)	(19)%
Dacogen	87,897	31	17,134	7	70,763	413
Gliadel Wafer	28,707	10	27,630	11	1,077	4
Other	4,788	2	13,397	5	(8,609)	(64)

Total product sales	283,341	100%	259,256	100%	24,085	9%

Licensing and other	5,422		3,100		2,322	75

Total revenues	$288,763		$262,356		$26,407	10%

Product Sales: Product sales revenue in the three and nine months ended September 30, 2007 increased 16% and 9%, respectively, over product sales for the comparable period in 2006. The primary reason for the increase is Dacogen product sales (product launched in May 2006), offset by a decrease in Aloxi product sales as a result of the introduction of generic ondansetron in December 2006 and a decline in other product sales primarily due to the divestiture of Aggrastat Injection (“Aggrastat”) in August 2006. During the three months ended September 30, 2007, we recognized $1.9 million in Dacogen product sales that had previously been deferred.

At September 30, 2007, we estimate the inventory levels in the distribution channel utilized by the Company were materially unchanged when compared to inventory levels at December 31, 2006. These estimates are based on inventory levels provided by our wholesalers, historical and current sales trends and the timing of chargeback claims.
Licensing and other: Licensing and other revenue increased 17% to $1.7 million in the three months ended September 30, 2007 from $1.5 million in the three months ended September 30, 2006, and increased 75% to $5.4 million in the nine months ended September 30, 2007 from $3.1 million in the nine months ended September 30, 2006. This increase is a result of revenue from the Dacogen license agreement with Cilag, grant related revenue, and other miscellaneous activities. Licensing and other revenue is primarily a combination of deferred revenue amortization that is recognized over the term of the underlying arrangement and royalties that are recognized when the related sales occur. Future licensing revenue will fluctuate from quarter to quarter depending on the level of recurring royalty generating activities and changes in amortization of deferred revenue, including the initiation or termination of licensing arrangements.
Costs and Expenses

	Three Months Ended September 30,
(dollars in thousands)	2007		2006		Change	% Change
		% of revenues		% of revenues
Cost of sales	$38,173	34%	$34,882	36%	$3,291	9%
Selling, general and administrative	38,723	34	38,390	40	333	1
Research and development	22,780	20	21,173	22	1,607	8
Acquired in-process research and development	689	1	—	NM*	689	NM*
Restructuring	919	1	—	NM*	919	NM*

Total	$101,284	90%	$94,445	97%	$6,839

*	Not Meaningful

	Nine Months Ended September 30,
(dollars in thousands)	2007		2006		Change	% Change
		% of revenues		% of revenues
Cost of sales	$95,234	33%	$97,037	37%	$(1,803)	(2)%
Selling, general and administrative	120,350	42	105,375	40	14,975	14
Research and development	56,914	20	72,331	28	(15,417)	(21)
Acquired in-process research and development	689	NM*	—	NM*	689	NM*
Restructuring	1,092	NM*	—	NM*	1,092	NM*

Total	$274,279	95%	$274,743	105%	$(464)

*	Not Meaningful
Cost of sales: Cost of sales as a percentage of revenue was 34% and 33% for the three and nine months ended September 30, 2007, respectively, compared to 36% and 37% for the comparable periods in 2006. The decrease for both periods is primarily a result of a change in sales mix; increased sales of higher gross margin Dacogen and decreased sales of lower gross margin Aloxi. Cost of sales may vary from quarter to quarter depending on the product sales mix, royalties, and production costs.
Selling, general and administrative: Selling, general and administrative expenses increased 1% to $38.7 million in the three months ended September 30, 2007 from $38.4 million in the three months ended September 30, 2006. This increase is primarily a result of additional stock-based compensation and employee related costs of $2.3 million, offset by a decrease in marketing costs of $2.3 million. Selling, general and administrative expenses increased 14% to $120.4 million in the nine months ended September 30, 2007 from $105.4 million in the nine months ended September 30, 2006. This increase is primarily a result of additional stock-based compensation of $9.7 million, and employee related costs of $5.1 million.
Research and development: Research and development expenses increased 8% to $22.8 million in the three months ended September 30, 2007 from $21.2 million in the three months ended September 30, 2006 and decreased 21% to $56.9 million in the nine months ended September 30, 2007 from $72.3 million in the nine months ended September 30, 2006. The increase for the three months ended September 30, 2007 is primarily due to expense recognition of the $5.0 million milestone payment to Helsinn Healthcare SA in connection with the FDA acceptance of the sNDA for Aloxi for prevention of PONV, offset by lower product development expenses of $2.1 million related to amolimogene, Saforis, and irofulven. The decrease for the nine months ended September 30, 2007 primarily represents a reduction of $10.0 million in product development spending, and $2.2 million in employee costs in connection with the 2006 restructuring. Research and development expenses for the nine months ended September 30, 2006 include expenses related to Symphony Neuro Development Company (“SNDC”) of $3.9 million. The impact of these expenses is fully absorbed by the minority interest prior to computing pre-tax net loss. For the three and nine months ended September 30, 2007, there are no SNDC related expenses in research and development expenses.
Acquired in-process research and development: During the three months ended September 30, 2007, we incurred $0.7 million in acquisition costs in connection with the various agreements associated with the AkaRx transaction. We have determined that AkaRx, Inc. is a variable interest entity (VIE) under FASB Interpretation No. 46R, Consolidation of Variable Interest Entities (“FIN 46R”). FIN 46R requires an entity deemed to be the primary beneficiary of a VIE to include the VIE’s assets, liabilities, noncontrolling interests and operating results in its consolidated financial statements. As of October 9, 2007, the effective date the Development and License Agreement, we became the primary beneficiary of AkaRx, Inc., and therefore must consolidate AkaRx, Inc. We expect to record a net charge of approximately $45 million in the fourth quarter of 2007 in connection with this transaction.

Restructuring: In October 2006, MGI implemented a plan of organizational restructuring (the “Plan”, approved by management on October 20, 2006) in order to better align our workforce and resources with our operational objectives. Under the Plan, we have lowered our cost structure by (i) reducing total workforce by approximately 13%, or 70 positions, (ii) consolidating drug development functions at one location, and (iii) in connection with that consolidation, relocating approximately five positions. We estimate that, under the Plan, we will incur approximately $3.4 million of costs for severance benefits. We expensed $3.0 million of these costs in the year ended December 31, 2006 and $(0.1) million and $0.1 million in the three and nine months ended September 30, 2007, respectively. Included in these expense amounts are accrual reductions of $0.2 million and $1.1 million, respectively, made for associates previously eligible for severance payments that either terminated employment early or accepted other positions within MGI and therefore, forfeited their severance payments. We expect the remaining approximately $0.1 million to be expensed in 2007.
As a result of activities related to consolidation of MGI’s Baltimore facilities, we expect to incur restructuring costs totaling approximately $18 million. We recognized a charge of $1 million in the third quarter of 2007 due to the abandonment and sublease of a portion of the facility. We estimate that we will recognize a charge of approximately $10 million in the fourth quarter of 2007 when we abandon the remainder of the facility. The balance of approximately $7 million will be recognized over the remaining 148 months of our lease obligation as we accrete our liability, which we have discounted using a credit-adjusted risk-free interest rate of 9.1%. The 2007 restructuring charges primarily reflect the fair value, on a net present value basis, of the total liability as of the cease-use date. The liability is estimated based on the difference between the remaining lease rental payments on one of our Baltimore buildings and the sublease rental income we anticipate receiving through 2019. Actual restructuring costs and cash expenditures will differ based on actual exit costs and sublease income in future periods. The associated cash outlays totaling approximately $18 million will generally be recognized ratably through December 2019.
Interest Income and Expense and Other (Expense) Income

	Three Months Ended September 30,
(dollars in thousands)	2007	2006	Change	% Change
Interest income	$2,100	$1,364	$736	54%
Interest expense	(1,873)	(1,891)	18	NM*
Other (expense) income	(122)	202	(324)	NM*

Total	$105	$(325)	$430	NM*

*	Not Meaningful

	Nine Months Ended September 30,
(thousands)	2007	2006	Change	% Change
Interest income	$6,074	$3,881	$2,193	57%
Interest expense	(5,623)	(5,813)	190	3
Impairment of investment	—	(9,880)	9,880	NM*
Other (expense) income	(89)	257	(346)	NM*

Total	$362	$(11,555)	$11,917	NM*

*	Not Meaningful
Interest Income: Interest income increased 54% to $2.1 million in the three months ended September 30, 2007 from $1.4 million in the three months ended September 30, 2006 and increase 57% to $6.1 million in the nine months ended September 30, 2007 from $3.9 million in the nine months ended September 30, 2006. The increase was due to an increase in the average amount of funds available for investment, $149.3 million and $109.1 million for the three months ended September 30, 2007 and 2006, respectively, and $149.4 million and $114.4 million for the nine months ended September 30, 2007 and 2006, respectively, as well as an increase in the effective interest rates received on our cash and marketable investments, 5.67% and 5.35% for the three months ended September 30, 2007 and 2006, respectively, and 5.43% and 4.68% for the nine months ended September 30, 2007 and 2006, respectively. Interest income for 2007 will fluctuate depending on the timing of cash flows and changes in interest rates for marketable investments.
Interest Expense: Interest expense was $1.9 million in the three months ended both September 30, 2007 and 2006, and decreased 3% to $5.6 million in the nine months ended September 30, 2007 from $5.8 million in the nine months ended September 30, 2006. Interest expense for the three and nine months ended September 30, 2007 and 2006 primarily relates to the convertible notes issued by MGI in March 2004.
Other income: In the acquisition of Guilford Pharmaceuticals Inc. (“Guilford”), we acquired warrants issued by Guilford to investors in SNDC and warrants that had been issued by Guilford to investors in connection with a Private Investment in Public Equity transaction (“PIPE”). The SNDC and PIPE warrants are classified as liabilities and are measured at fair value, with changes in fair value reported in earnings. The change in fair value of these warrant liabilities was $119,000 and $200,000 for the three months ended September 30, 2007 and 2006, respectively. For the nine months ended September 30, 2007 and 2006, the change was $119,000 and $258,000 respectively. Other income also includes foreign currency gain for the three and nine months ended September 30, 2007.

Provision for Income Taxes
The tax expense for the three and nine months ended September 30, 2007 was $0.5 million and $1.2 million, respectively, and represents state income tax and federal alternative minimum tax. Our ability to achieve profitable operations is dependent upon our continued successful commercialization of Aloxi, Dacogen, and Gliadel among other things, and therefore, we continue to maintain a valuation allowance against our deferred tax assets. If and when it is judged to be more-likely-than-not that we will be able to utilize our deferred tax assets, to the extent the valuation allowance does not relate to the deferred tax assets acquired in the Guilford, Zycos and Aesgen transactions, or stock-based compensation, the valuation allowance will be reduced, and a tax benefit will be recorded. The removal of the valuation allowance relating to the deferred tax assets acquired in the Guilford, Zycos and Aesgen acquisitions will first reduce to zero the remaining carrying value of goodwill, identifiable intangible assets, and long-lived assets related to those acquisitions and then reduce income tax expense. The deferred tax assets acquired in the Guilford, Zycos and Aesgen transactions include net operating loss carry forwards and research and development credit carry forwards, all of which are subject to ownership change limitations and may also be subject to various other limitations on the amounts utilized. Tax benefits related to stock-based compensation deductions will be recognized as an increase to additional paid-in capital when the tax deductions reduce future income taxes payable. After recovery of our valuation allowance, our tax provision would likely reflect normal statutory tax rates, and utilization of our deferred tax attributes would reduce our deferred tax asset balance. The timing of this valuation allowance adjustment is primarily dependent upon continued growth in sales of Aloxi, Dacogen, and Gliadel, and the demonstration of a number of consecutive quarters of profitability.
Net Income (Loss)
We reported net income of $10.9 million and $1.7 million for the three months ended September 30, 2007 and 2006, respectively and net income (loss) of $13.7 million and $(20.5) million for the nine months ended September 30, 2007 and 2006, respectively. The primary reason for the increase in net income for the three months ended September 30, 2007 was the addition of $22.7 million of Dacogen product sales offset by reductions of $4.0 million in Aloxi product sales. The primary reason for the increase in net income for the nine months ended September 30, 2007 was the addition of $70.8 million of Dacogen product sales offset by a reduction of $39.1 million in Aloxi product sales.
Liquidity and Capital Resources
The following table shows cash, cash equivalents and short-term marketable investments at September 30, 2007 and December 31, 2006.

	September 30,	December 31, 2006
(dollars in thousands)	2007	(Revised)
Cash and cash equivalents	$78,955	$41,024
Short-term marketable investments	85,335	121,719

Total	$164,290	$162,743

Cash, cash equivalents, and short-term marketable investments at September 30, 2007 remained materially unchanged from December 31, 2006. In October 2006, we entered into a 3-year, $75 million revolving line of credit with an option to increase the facility to $100 million. As of September 30, 2007, there were no borrowings under this revolving credit facility.
For the nine months ended September 30, 2007, cash used in operating activities was $5.4 million due to payments on accounts payable and an increase in accounts receivable, offset by a decrease in inventories and collections of cash related to a non-trade receivable. For the nine months ended September 30, 2007, net cash provided by investing and financing activities was $43.3 million primarily due to net maturities of available for sale investments and by cash received from employee exercises of stock options.
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
Our marketable investments include AA and AAA rated auction rate securities that mature at various dates through 2052. Auction rate securities provide investors with liquidity through an auction process that allows the investors to sell their holdings at par at predetermined calendar intervals, usually every 7, 28, 35, or 90 days. During September 2007, auctions for certain of our auction rate securities with an aggregate cost basis of $26.9 million were unsuccessful and we were unable to sell the investments. The estimated fair value of the investments was $23.1 million at September 30, 2007. As a result, we recorded a $3.8 million unrealized loss on the investments in accumulated other comprehensive income. All but one of the failed auction rate securities have an estimated fair value greater than 90% of their cost basis, and recovery of the cost of these investments is expected within one year. The estimated fair value of one auction rate security was less than 90% of the cost basis and recovery of the cost is expected to take longer than one year. Accordingly, the fair value of this auction rate security was classified as noncurrent at September 30, 2007. As of September 30, 2007, the investments’ credit ratings have not been downgraded and recovery of the cost of these investments is probable. However, until successful auctions resume, we may not be able to liquidate the investments at par. Based on our ability to access our cash and other investments, our expected operating cash flows and other sources of cash, we do not anticipate the lack of liquidity on these investments to affect our ability to execute our current business plan.

In connection with the Development and License Agreement with AkaRx, Inc., and the Supporting Stockholder Option Agreements with the stockholders of AkaRx, Inc., we made aggregate cash payments of $45 million on October 9, 2007. Through January 8, 2010, we have the option to acquire AkaRx, Inc. for approximately $255 million.
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
Our capital needs may exceed the capital available from our future operations, collaborative arrangements, revolving line of credit and existing liquid assets. Our future capital requirements and liquidity will depend on many factors, including but not limited to:
•	the revenue from Aloxi, Dacogen, Gliadel, and our other products;

•	the future expenditures we may make to increase revenue from our products;

•	the progress of our research and development programs;

•	the progress of pre-clinical and clinical testing;

•	the time and cost involved in obtaining regulatory approval;

•	the cost of filing, prosecuting, defending and enforcing any patent claims and other intellectual property rights;

•	the changes in our existing research relationships, competing technological and marketing developments;

•	our ability to establish collaborative arrangements and to enter into licensing agreements and contractual arrangements with others;

•	the conversion of our senior subordinated convertible notes;

•	the liquidity of our marketable investments;

•	the timing and terms of subleases related to the restructuring of one of our Baltimore facilities;

•	the costs of additional product or product candidate acquisitions or business combinations, including AkaRx, Inc.; and

•	any future change in our business strategy.

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
Payment Obligations
Our future, noncancellable, contractual commitments, are summarized in the following table:

(dollars in thousands)	2007	2008	2009	2010	2011	Thereafter	Total
Operating lease payments	$1,401	$5,727	$5,346	$4,958	$4,670	$33,959	$56,061
Capital lease payments	33	7	—	—	—	—	40
Baxter loss contract (a)	—	400	400	250	—	—	1,050
Other long-term debt	64	32	60	—	—	—	156
Convertible debt	—	7,429	5,854	5,854	350,927	—	370,064
Helsinn minimum sales obligation (b)	—	5,559	4,801	4,052	3,494	2,747	20,653

Total (c)	$1,498	$19,154	$16,461	$15,114	$359,091	$36,706	$448,024

(a)	In the acquisition of Guilford, MGI assumed obligations under a supply agreement with Baxter Healthcare Corporation for Aggrastat 250 ml and 100 ml bags through July 2009. As of August 9, 2006, we sold our rights to Aggrastat to Medicure. Under the terms of that sale, Medicure assumed the obligations of the Baxter Agreement and we agreed to reimburse Medicure for a portion of those obligations. MGI’s remaining obligation in 2007, 2008, and 2009 is 50 percent of the purchasing shortfall up to a maximum of $0.4 million, $0.4 million, and $0.3 million, respectively. These obligations will be paid in the first quarter of the following fiscal year.

(b)	In connection with the April 2001 in-licensing agreement with Helsinn Healthcare SA where we obtained the exclusive U.S. and Canadian oncology license and distribution rights for Aloxi, we agreed to pay minimum payments over the first ten years following commercialization. The minimum is only payable to the extent that it exceeds the actual payments that would otherwise be payable under the agreement. Minimum sales targets of Aloxi for prevention of CINV peak at approximately $90 million in the fourth year of commercialization.

(c)	This table excludes payments made in connection with the Development and License Agreement with AkaRx, Inc., and the Supporting Stockholder Option Agreements with the stockholders of AkaRx, Inc. On October 9, 2007, we paid a license fee of $1 million to AkaRx, Inc. and option consideration of $44 million in connection with obtaining the options from the stockholders of AkaRx, Inc. In addition, through January 8, 2010, we have the option to acquire AkaRx, Inc. for approximately $255 million.
Impact of Recently Issued Accounting Pronouncements
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
In June 2007, the FASB ratified Emerging Issues Task Force (“EITF”) Issue No. 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities” (“Issue 07-3”), which addresses the accounting for nonrefundable advance payments. The EITF concluded that nonrefundable advance payments for goods or services to be received in the future for use in research and development activities should be deferred and capitalized. The capitalized amounts should be expensed as the related goods are delivered or the services performed. If an entity’s expectations change such that it does not expect it will need the goods to be delivered or the services to be rendered, capitalized nonrefundable advance payments should be charged to expense. Issue 07-3 is effective for new contracts entered into during fiscal years beginning after December 15, 2007, including interim periods within those fiscal years. We are currently evaluating the potential impact of this issue on our consolidated financial statements.

In August 2007, the FASB proposed FASB Staff Position (FSP) APB 14-a, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)”. The proposed FSP would require the proceeds from the issuance of such convertible debt instruments to be allocated between a liability component (issued at a discount) and an equity component. The resulting debt discount would be amortized over the period the convertible debt is expected to be outstanding as additional non-cash interest expense. The proposed change in accounting treatment would be effective for fiscal years beginning after December 15, 2007, and applied retrospectively to prior periods. If adopted, this FSP would change the accounting treatment for our senior subordinated convertible notes. This new accounting treatment could impact our results of operations and result in an increase to non-cash interest expense beginning in 2008 for financial statements covering past and future periods. We are currently evaluating the potential impact of this issue on our consolidated financial statements in the event that this pronouncement is adopted by the FASB.
Application of Critical Accounting Policies and Estimates
Income Taxes: MGI adopted the provisions of FASB Interpretation No. 48 (“FIN 48”) Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109, on January 1, 2007. The implementation of FIN 48 resulted in no adjustment to the liability for unrecognized benefits. As of the date of adoption the total amount of unrecognized tax benefits was $12.3 million, of which $2.7 million relates to benefits that would impact the annual effective tax rate if recognized, assuming we did not recognize a valuation against deferred tax assets. However, because we maintain a valuation allowance against our deferred tax assets, the total amount of unrealized tax benefits that would impact the annual effective tax rate if realized is $0.4 million. Included in the total liability for unrecognized tax benefits is $0.1 million in interest and penalties, both of which we recognize as a component of income tax expense.
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
Item 3.
Quantitative and Qualitative Disclosures About Market Risk
Our operations are not subject to risks of material foreign currency fluctuations, nor do we use derivative financial instruments in our treasury practices. We place our marketable investments in instruments that meet high credit quality standards, as specified in our investment policy guidelines. We do not expect material losses with respect to our investment portfolio or exposure to market risks associated with interest rates. The favorable impact on our net income as a result of a 25, 50 or 100 basis point (where 100 basis points equals 1%) increase in short-term interest rates would be approximately $0.4 million, $0.8 million or $1.7 million annually based on our cash, cash equivalents and marketable investment balances at September 30, 2007.
Our marketable investments include AA and AAA rated auction rate securities that mature at various dates through 2052. Auction rate securities provide investors with liquidity through an auction process that allows the investors to sell their holdings at par at predetermined calendar intervals, usually every 7, 28, 35, or 90 days. During September 2007, auctions for certain of our auction rate securities with an aggregate cost basis of $26.9 million were unsuccessful and we were unable to sell the investments. The estimated fair value of the investments was $23.1 million at September 30, 2007. As a result, we recorded a $3.8 million unrealized loss on the investments in accumulated other comprehensive income. All but one of the failed auction rate securities have an estimated fair value greater than 90% of their cost basis, and recovery of the cost of these investments is expected within one year. The estimated fair value of one auction rate security was less than 90% of the cost basis and recovery of the cost is expected to take longer than one year. Accordingly, the fair value of this auction rate security was classified as noncurrent at September 30, 2007. As of September 30, 2007, the investments’ credit ratings have not been downgraded and recovery of the cost of these investments is probable. However, until successful auctions resume, we may not be able to liquidate the investments at par. Based on our ability to access our cash and other investments, our expected operating cash flows and other sources of cash, we do not anticipate the lack of liquidity on these investments to affect our ability to execute our current business plan.

Equity Price Risk
We invest in equity securities that are subject to fluctuations in market value. We classify our equity securities as available for sale. Any changes in the fair value in these securities would be reflected in our accumulated other comprehensive income (loss) as a component of stockholders’ equity. The table below summarizes our equity price risk and shows the effect of a hypothetical increase or decrease in market prices as of September 30, 2007 on the estimated fair value of our consolidated equity portfolio. The selected hypothetical changes do not indicate what could be the potential best or worst case scenarios (dollars in thousands):

				Hypothetical Percentage
	Estimated Fair Value at	Hypothetical Price	Estimated Fair Value after	Increase(Decrease) in
	September 30, 2007	Change	Hypothetical Price Change	Stockholders’ Equity
Equity Securities	$23,885	10%	$26,374	1.6%
		(10)%	21,497	(1.6)%
		20%	28,662	3.3%
		(20)%	19,108	(3.3)%
		30%	31,051	4.9%
		(30)%	16,720	(4.9)%
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

PART II – OTHER INFORMATION
Item 1A. Risk Factors
Including the additional risk factor below, Item 1A (“Risk Factors”) of MGI PHARMA’s Annual Report on Form 10-K for the year ended December 31, 2006 sets forth information relating to important risks and uncertainties that could adversely affect our business, financial condition or operating results. Those risk factors continue to be relevant to an understanding of our business, financial condition and operating results.
A portion of our investment portfolio is invested in auction rate securities and if an auction fails for amounts we have invested, our investment will not be liquid.
A portion of our investment portfolio is invested in auction rate securities and if an auction fails for amounts we have invested, our investment will not be liquid. In the event we need to access these funds, we will not be able to until a future auction on these investments is successful. If the issuer is unable to successfully close future auctions and their credit rating deteriorates, we may be required to adjust the carrying value of the investment through an impairment charge.
Item 6. Exhibits

Exhibit
No.	Description

2.01	Agreement and Plan of Merger dated August 28, 2007, including the form of Stockholder Support and Option Agreement as Schedule A thereto (the Company has omitted certain schedules in accordance with Regulation S-K 6501(b)(2). The Company will submit the omitted schedules to the Commission upon request). Incorporated by reference to Exhibit 2.01 to the Company’s Current Report on Form 8-K filed on August 30, 2007 (File No. 000-10736).

31.1	Certification of Leon O. Moulder, Jr. Pursuant to Rule 13a-14(a) (Section 302 of the Sarbanes-Oxley Act of 2002).

31.2	Certification of William F. Spengler Pursuant to Rule 13a-14(a) (Section 302 of the Sarbanes-Oxley Act of 2002).

32.1	Certification of Leon O. Moulder, Jr. Pursuant to 18 U.S.C. (S) 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of William F. Spengler Pursuant to 18 U.S.C. (S) 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MGI PHARMA, INC.

Date: October 26, 2007	By:	/s/ William F. Spengler

William F. Spengler
Executive Vice President and Chief Financial Officer
(principal financial officer, and duly authorized officer)